Form 10-Q
period 2019-03-31
SONIM TECHNOLOGIES INC
filed 2019-06-24
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 001-38907

Sonim Technologies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3336783
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 South Grant Street Suite 750

San Mateo, CA 94402

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (650) 378-8100

Registrant’s telephone number, including area code: (650) 378-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.001 per share	SONM	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 1, 2019, the registrant had 20,326,944 shares of common stock, $0.001 par value per share, outstanding.

i

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2019 and DECEMBER 31, 2018 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$9,852	$13,049
Accounts receivable, net	7,501	18,877
Inventory	29,063	21,831
Prepaid expenses and other current assets	12,363	10,111
Total current assets	58,779	63,868
Property and equipment, net	1,009	1,071
Other assets	2,155	2,406
Total assets	$61,943	$67,345
Liabilities and stockholders’ equity
Current portion of long-term debt	$282	$301
Accounts payable	27,028	27,295
Accrued expenses	16,063	16,381
Deferred revenue	3,950	4,223
Total current liabilities	47,323	48,200
Income tax payable	901	807
Long-term debt, less current portion	13,104	13,209
Total liabilities	61,328	62,216
Stockholders' equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 15,873,705 and 15,591,357 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	16	15
Additional paid-in capital	150,332	148,641
Accumulated deficit	(149,733)	(143,527)
Total stockholders’ equity	615	5,129
Total liabilities and stockholders’ equity	$61,943	$67,345

The accompanying notes are an integral part of these condensed consolidated financial statements

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	2019	2018
Net revenues	$26,484	$18,190
Cost of revenues	17,105	12,927
Gross profit	9,379	5,263
Operating expenses:
Research and development	8,401	5,141
Sales and marketing	3,726	2,543
General and administrative	2,476	1,593
Total operating expenses	14,603	9,277
Loss from operations	(5,224)	(4,014)
Interest expense	(422)	(406)
Other expense, net	(265)	(117)
Loss before income taxes	(5,911)	(4,537)
Income tax expense	(295)	(534)
Net loss	(6,206)	(5,071)
Cumulative dividends on Series A, Series A-1 and Series A-2 preferred shares	—	(2,967)
Net loss attributable to common stockholders	$(6,206)	$(8,038)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(7.77)
Weighted–average shares used in computing net loss per share attributable to common stockholders, basic and diluted	15,783,744	1,034,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Series A convertible		Series A-1 convertible		Series A-2 convertible		Series B convertible				Additional		Total
	preferred stock		preferred stock		preferred stock		preferred stock		Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at January 1, 2019	—	—	—	—	—	—	—	—	15,591,357	$15	$148,641	$(143,527)	$5,129
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	227,628	1	1,603	—	1,604
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	54,720	—	41	—	41
Employee and nonemployee stock-based compensation	—	—	—	—	—	—	—	—	—	—	47	—	47
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,206)	(6,206)
Balance at March 31, 2019	—	—	—	—	—	—	—	—	15,873,705	$16	$150,332	$(149,733)	$615

Balance at January 1, 2018	7,471,765	$44,564	1,586,024	$4,487	1,183,703	$9,733	1,665,291	$21,613	1,027,113	$1	$54,892	$(144,804)	$(89,911)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	8,457	—	11	—	11
Employee and nonemployee stock-based compensation	—	—	—	—	—	—	—	—	—	—	33	—	33
Net loss												(5,071)	(5,071)
Balance at March 31, 2018	7,471,765	$44,564	1,586,024	$4,487	1,183,703	$9,733	1,665,291	$21,613	1,035,570	$1	$54,936	$(149,875)	$(94,938)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	2019	2018
Cash flows from operating activities:
Net loss	$(6,206)	$(5,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	534	467
Stock-based compensation	47	33
Trade-in guarantee	(268)	—
Noncash interest expense	—	228
Deferred income taxes	(11)	(14)
Provision for doubtful accounts	(3)	(41)
Changes in operating assets and liabilities:
Accounts receivable	11,379	(2,887)
Inventory	(7,233)	(2,802)
Prepaid expenses and other current assets	(2,252)	(2,533)
Other assets	(19)	(16)
Accounts payable	(268)	7,730
Accrued expenses	(319)	475
Deferred revenue	(3)	(370)
Income tax payable	94	121
Net cash used in operating activities	(4,528)	(4,680)
Cash flows from investing activities:
Purchase of property and equipment	(82)	(69)
Development of tooling and purchased software licenses	(109)	(841)
Net cash used in investing activities	(191)	(910)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	—	3,000
Proceeds on line of credit	—	17,510
Repayment on line of credit	(123)	(15,738)
Proceeds from issuance of common stock, net of costs	1,604	—
Cost associated with amendments to credit agreements	—	18
Proceeds from exercise of stock options	41	11
Net cash provided by financing activities	1,522	4,801
Net decrease in cash and cash equivalents	(3,197)	(789)
Cash and cash equivalents at beginning of period	13,049	1,581
Cash and cash equivalents at end of period	$9,852	$792
Supplemental disclosure of cash flow information:
Cash paid for interest	$358	$113
Cash paid for income taxes	84	29
Non-cash investing and financing activities:
Other assets included in accounts payable	4	238

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 1 —The Company and its significant accounting policies

Description of Business —Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999 and is headquartered in San Mateo, California. The Company is a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles.

Financial Statement Presentation—The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“ U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited consolidated financial statements for the year ended December 31, 2018, as filed with the SEC on Form S-1 (the “2018 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations. The unaudited condensed consolidated balance sheet at December 31, 2018 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by GAAP for annual financial statements.

Principles of Consolidation — The accompanying condensed consolidated financial statements include the accounts of Sonim Technologies. Inc. and its wholly-owned foreign subsidiaries, Sonim Technologies Spain SL, Sonim Technologies India Private Limited, Sonim Technologies (Shenzhen) Limited, Sonim Technologies (Hong Kong) Limited, and Sonim Communications India Private Limited (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

Estimates —The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, but are not limited to, estimates related to revenue recognition; valuation assumptions regarding the determination of the fair value of common stock, as well as stock warrants; the useful lives of our long-lived assets; product warranties; loss contingencies; and the recognition and measurement of income tax assets and liabilities, including uncertain tax positions; The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Significant accounting policies — There have been no material changes in the accounting policies from those disclosed in the audited 2018 consolidated financial statements and the related notes included in the filed Form S-1.

Revenue Recognition —We recognize revenues primarily from the sale of products. We also enter into multiple-element agreements that include a combination of products and NRE services.

Revenues from the sale of our mobile phones and accessories is recognized when all of the following conditions are met per Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC 605: (i) there is persuasive evidence of an arrangement; (ii) the product has been delivered to the customer; (iii) the collection of the fees is reasonably assured; and (iv) the amount of fees to be paid by the customer is fixed or determinable. Terms of product sales are generally FOB destination. Revenue recognition also incorporates allowances for discounts, price protection, returns and customer incentives that can be reasonably estimated.

Terms of product sales are generally FOB destination. Revenue recognition also incorporates allowances for discounts, price protection, returns and customer incentives that can be reasonably estimated. In addition to cooperative marketing and other incentive programs, the Company has arrangements with some distributors, which allow for price protection and limited rights of return, generally through stock rotation programs. Under the price protection programs, the Company gives distributors credits for the difference between the original price paid and the Company’s then current price. Under the stock rotation programs, certain distributors are able to exchange certain products based on the number of qualified purchases made during the period. The Company monitors and tracks these programs and records a provision, at the time of the sale, for future payments or credits granted as reductions of revenue based on historical experience. Recorded revenues are reduced by these allowances.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

When revenue arrangements involve multiple elements, each element, referred to as a deliverable, is evaluated to determine whether it represents a separate unit of accounting in accordance with ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. We perform this evaluation at the inception of an arrangement and as each item is delivered in the arrangement. Generally, we account for a deliverable separately if the delivered item has stand-alone value to the customer and delivery or performance of the undelivered item or service is probable and substantially in our control. When multiple elements can be separated into separate units of accounting, arrangement consideration is allocated at the inception of the arrangement, based on each unit’s relative selling price, and recognized based on the method most appropriate for that unit. When an arrangement includes NRE services which involve significant production, modification or customization of the product software that is essential to the functionality of the hardware, revenues are recognized according to the milestone method in accordance with the provisions of ASC Topic 605-35, Construction-Type and Production- Type Contract. Under this method, we recognize revenues from milestone payments when: (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (i) we do not have ongoing performance requirements related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (i) is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance, and (iii) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. If a milestone is deemed non-substantive, we defer, if applicable, and recognize such non-substantive milestones over the estimated period of performance applicable to each agreement on a straight-line basis, as appropriate.

Reverse Stock Split —In November 2018, the Company’s stockholders approved a one-for-fifteen reverse stock split of its common and convertible preferred stock which was effected on November 2, 2018. The par value of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. Accordingly, all share and per share amounts for the period presented in the consolidated financial statements and notes thereto have been adjusted retrospectively to reflect this reverse stock split.

Deferred Offering Costs — On May 9, 2019, our registration statement on Form S-1 (File No. 333-230887) related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on May 10, 2019. Our IPO closed on May 14, 2019. Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s IPO, are capitalized and will be offset against proceeds from the IPO within stockholders’ equity. As of December 31, 2018, there was $63 of deferred offering costs within other non-current assets on the condensed consolidated balance sheets. During the three months ended March 31, 2019, an additional $1,709 in deferred offering costs were incurred. In connection with the IPO, as of March 31, 2019, all deferred offering costs were charged to prepaid expenses.

New accounting pronouncements:

Pronouncements adopted in 2018:

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of ASU 2017-11 did not have an impact on the Company’s condensed consolidated financial statements for either period presented.

Pronouncements not yet adopted:

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Changes to the Disclosure Requirements for Fair Value Measurement. The ASU eliminates certain disclosure requirements for fair value measurements for all entities and modifies some disclosure requirements. This ASU is effective for nonpublic entities beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating this new standard and the impact it will have on its existing accounting policies or presentation of the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718). This ASU simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This ASU is effective for nonpublic business entities for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating this new standard and the impact it will have on its existing accounting policies or presentation of the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2018 and requires a modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining the potential effects of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for nonpublic business entities beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating this new standard and the impact it will have on its existing accounting policies or presentation of the consolidated statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a liability associated with obligations to make payments under the terms of the arrangement in addition to a right-of-use asset representing the lessee’s right to use, or control the use of the given asset assumed under the lease. The standard will be effective for nonpublic business entities for annual reporting periods beginning after December 15, 2019. The Company is currently evaluating these new standards and the impact they will have on its consolidated financial statements, information technology systems, process, and internal controls.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which affect various aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendment is effective for nonpublic business entities for annual periods beginning after December 15, 2018. Early application of certain provisions is permitted. The Company is in the process of determining the potential effects of this ASU on its consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

In May 2014, the FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard has a five-step approach which includes identifying the contract or contracts, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing revenue. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard may, in certain circumstances, impact the timing of when revenue is recognized for products shipped, and the timing and classification of certain sales incentives, which are expected to generally be recognized earlier than historical guidance. The standard also significantly expands the quantitative and qualitative disclosure requirements for revenue, which are intended to help users of financial statements understand the nature, amount, timing and uncertainty of revenue and the related cash flows. The standard will be effective for nonpublic business entities beginning for annual periods after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019. While, early adoption is permitted, we plan to adopt the standard when it effective for us in 2019.

The guidance permits two methods of adoption, the full retrospective method applying the standard to each prior reporting period presented, or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients at their discretion. We currently anticipate adopting the standard using the modified retrospective method with a cumulative adjustment and will provide additional disclosures comparing results to previous U.S. GAAP in our fiscal 2019 consolidated financial statements. We plan to apply the new revenue standards only to contracts not completed as of the date of initial application, referred to as open contracts.

While the Company’s evaluation of the impact of this new guidance is not complete, we believe the impact of the new standard related to revenue recognition will not have a material impact on our consolidated financial statements other than potentially expanded disclosures. More judgements and estimates are required under Topic 606 than are required under Topic 605, including estimating the stand alone selling price (“SSP”) for each performance obligation identified within our arrangements with multiple elements and estimating the amount of variable considerations at inception of the arrangement. We will continue to evaluate sales incentives provided to our customers in order to determine the transaction price at inception of the contract.

This preliminary assessment is based on the revenue arrangements currently in place. The exact impact of ASC 606 will be dependent on facts and circumstances at adoption and could vary from quarter to quarter. New products or offerings, or changes to current offerings, may yield significantly different impacts than currently expected. Our conclusions will be reassessed periodically based on current facts and circumstances. We are also evaluating accounting systems, processes and internal controls over revenue recognition to assist us in the application of the new standard.

NOTE 2 —Fair value measurement

The fair value measurements standard establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the standard are described below:

Level 1—Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2—Inputs to the valuation methodology include:

•	Quoted market prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability;
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at March 31, 2019 and 2018, and December 31, 2018.

Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices.

The warrant liability was classified within level 3 of the fair value hierarchy because there was no active market for the warrant or for similar warrants. The fair value of the Series A and Series B warrants at March 31, 2018, was estimated by first applying a weighting of the income approach and the market approach to determine the equity value of the Company. An Option-Pricing Method (“OPM”) was then used to allocate the total equity value of the Company to the different classes of equity according to their rights and preferences. As the Company was a private company at March 31, 2018, the fair value measurement was based on significant inputs that are not observable in the market thus represents Level 3 inputs. As of March 31, 2019, and December 31, 2018, as a result of the Company’s November 2018 stock conversion of preferred shares into common shares, all Series A and Series B warrants outstanding are now exercisable into common stock and are no longer required to be remeasured at fair value on a recurring basis.

Trade-in guarantee liability is classified within level 3 of the fair value hierarchy because the fair value measurement is based on inputs that are not observable in the market, including the probability and timing of a customer upgrading to a new device and the value of the upgraded device.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$5,360	$—	$—	$5,360

Liabilities:
Trade-in Guarantee	$—	$—	$—	$—

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$11,006	$—	$—	$11,006

Liabilities:
Trade-in Guarantee**	$—	$—	$268	$268

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.
**	Included in deferred revenue on the condensed consolidated balance sheets.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the three months ended March 31, 2019 and 2018:

	Warrant	Trade-In
	liability	Guarantee
Balance at January 1, 2019	$—	$268
Recognition of revenue	—	(268)
Balance at March 31, 2019	$—	$—

Balance at January 1, 2018	$3,785	$805
New instrument	—	—
Recognition of revenue	—	—
Change in fair value	242	—
Balance at March 31, 2018	$4,027	$805

NOTE 3 —Inventory

Inventory consisted of approximately the following:

	March 31, 2019	December 31, 2018
Devices - for resale	$18,280	$11,319
Work in process	1,334	—
Raw materials	7,538	8,826
Accessories	1,911	1,686
	$29,063	$21,831

NOTE 4 —Warranty Liability

The table below sets forth the activity in the warranty liability, which is included in accrued expenses on the condensed consolidated balance sheet, for the three months ended March 31, 2019 and 2018:

Balance, January 1, 2019	$1,103
Additions	442
Cost of warranty claims	(352)
Balance, March 31, 2019	$1,193

Balance, January 1, 2018	$1,742
Additions	121
Cost of warranty claims	(372)
Balance, March 31, 2018	$1,491

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 5 —Borrowings

Senior Credit Agreement

The Company has a loan and security agreement (“LSA”) with East West Bank (the “Senior Lender”). The maximum borrowings available under the line of credit is $8,000 and will bear interest at 1% plus the Prime Rate with a maturity date of May 2019.

As of both March 31, 2019 and December 31, 2018, the Company had remaining borrowing capacity of $8,000 against the line of credit.

Long-Term Debt

Riley Loan— On October 26, 2017 (the “Effective Date”), the Company entered into a Subordinated Term Loan and Security agreement (the “Loan Agreement”) with B. Riley Principal Investments, LLC (“BRPI”), an affiliate of B. Riley Financial, Inc., a shareholder of the Company. Under the original Loan Agreement, the Company could borrow principal up to $10,000 via a subordinated secured convertible promissory note (the “Convertible Note”), with an optional conversion feature as described below.

During the year ended December 31, 2018, the Company amended the Loan Agreement to increase the available aggregate principal borrowings to $12,000. The 2018 amendments did not change the terms of the original Loan Agreement other than to provide a waiver of the defined prepayment penalties if any repayment does not reduce the principal amount outstanding below $10,000. The Loan Agreement, as amended, matures on September 1, 2022 (the “Maturity Date”) and carries a stated interest rate of 10% and provided that the first year of interest be compounded into the principal on October 26, 2018, with interest-only payments beginning thereafter.

As of both March 31, 2019 and December 31, 2018, the total outstanding borrowings under the Loan Agreement, as amended, was $12,000 and total accrued interest outstanding was $1,001.

Optional Conversion— On November 2, 2018, in conjunction with the Company’s conversion of all of its outstanding shares of preferred stock into shares of common stock (See Note 6) and the 15-to-1 reverse stock split, the Company amended the optional conversion terms of its existing Convertible Note. As amended the Convertible Note provides that at any time, on or prior to the Maturity Date, BRPI may elect to convert principal amounts outstanding, including accrued interest, as limited below, into shares of common stock at $8.87 per share. The number of shares of common stock to be issued upon conversion is limited to the sum of (A) the lesser of (i) the principal outstanding and (ii) the aggregate principal amount borrowed under the Loan Agreement to date multiplied by the Designated Percentage as described below, and (B) accrued interest. The “Designated Percentage” is one hundred percent (100%) if the conversion date is prior to the first anniversary of the Effective Date, seventy-five percent (75%) in Year 2 of the Loan Agreement, fifty percent (50%) in Year 3, twenty-five percent (25%) in Year 4, and twelve and a half of percent (12.5%) in the final year of the Loan Agreement on or prior to the Maturity Date.

Promissory Notes Payable—In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements would be paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $619 and $718 at March 31, 2019 and December 31, 2018, respectively.

Other Financing Arrangements—In 2017, the Company entered three financing arrangements totaling approximately $472 with remaining maturity dates of June 2020 and August 2020. As of March 31, 2019 and December 31, 2018, the remaining balances are $184 and $238, respectively.

Future aggregate annual principal payment on all long-term debt, excluding discount of $418, are as follows for the next 5 years

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

as of March 31, 2019:

Year Ending, December 31st,
2019	$148
2020	224
2021	144
2022	13,145
2023	143
$13,804

NOTE 6 —Convertible Preferred Stock And Stockholders’ Equity

Under the Company’s Amended and Restated Certificate of Incorporation dated October 23, 2017 the authorized capital stock of the Company consisted of 33,853,333 shares of capital stock (par value of $0.001 per share), comprising 18,666,666 shares of common stock and 15,186,664 shares of convertible preferred stock, of which 1,266,666 shares were designated as Series A-3, 1,186,666 shares were designated as Series A-2 convertible preferred stock (“Series A-2”), 1,733,333 shares were designated as Series A-1 convertible preferred stock (“Series A-1”), 9,333,333 shares were designated as Series A, and 1,666,666 shares have been designated as Series B convertible preferred stock (“Series B”).

On November 2, 2018, the Company amended and restated its previous certificate of incorporation and adjusted its authorized capital stock (par value of $.001) to consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

On November 1, 2018, the Company also converted all outstanding shares of Series A, Series A-1, Series A-2 and Series B into shares of common stock. Prior to this conversion, the Company also approved the payment of dividends to all holders of Series A, Series A-1 and Series A-2 of record on this date. The value of the dividends of $6,539 were determined in accordance with the terms of the Amended and Restated Certificate of Incorporation dated October 23, 2017 based on the stated dividend rate per respective Series. The total Series A, Series A-1 and Series A-2 shares issued as dividends in the year ended December 31, 2018 was 944,694, 66,255 and 49,456, respectively. The dividends of $10,152 were recorded at fair value as of the date of Board approval. The total outstanding preferred shares of 13,277,864, inclusive of historical shares issued as dividends, were converted into common stock. Each outstanding share of common stock entitles the holder to one vote of each matter properly submitted to the stockholders of the Company for vote. During the three months ended March 31, 2019, no shares of preferred have been issued.

On November 2, 2018, the Company entered into a Securities Purchase Agreement for the sale of 2,089,136 shares of common stock, under which 1,270,905 shares of common stock were sold as of December 31, 2018, at $7.18 per share for net proceeds of approximately $8,295. Issuance cost approximating $831 were incurred and netted against the proceeds within the condensed consolidated statements of stockholder’s equity (deficit). The Company sold an additional 227,628 shares of common stock for gross proceeds of $1,634 in January 2019.

NOTE 7 —Warrants

During the three months ended March 31, 2019, there was no activity related to the Company’s warrants. The following table discloses warrants issued and outstanding as of both March 31, 2019 and December 31, 2018:

		Number of
	Exercise	warrant	Year of
Issuance date	price	shares	expiration
Common
November 2012	$6.00	7	2028
November 2012	$6.00	927	2020
November 2012	$14.50	22	2028
August 2016	$0.15	155,338	2023
Total warrants		156,294

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 8 —Stock-based Compensation

As of March 31, 2019, the Company had the 2012 Equity Incentive Plan (the “Option Plan”) in place. As of March 31, 2019, the number of shares available to be issued under the Option Plan was 459,075.

The Option Plan provides for the grant of incentive and nonstatutory stock options (“Options”), stock appreciation rights (“SAR”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) to employees, nonemployee directors, and consultants of the Company. Awards granted under the Option Plan generally becomes exercisable ratably over a two-year or four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Company’s Board of Directors, certain awards may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other awards are exercisable only to the extent vested. At March 31, 2019 and December 31, 2018, there were no shares that had been early exercised that were subject to the Company’s repurchase right at that date. The exercise price or strike price for Options and SARs granted under the Option Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive stock options granted under the Option Plan to ten percent stockholders must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and are not exercisable after five years from the date of grant.

Stock-based compensation expense for the three months ended March 31, 2019 and 2018 is as follows:

	March 31, 2019	March 31, 2018
Research and development	$4	$5
Sales and marketing	11	8
General and administrative	31	15
Cost of revenues	1	5
	$47	$33

Stock Options:

Stock option activity for the three months ended March 31, 2019 is as follows:

			Weighted average
		Weighted average	remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value
Outstanding at January 1, 2019	1,320,197	$0.77	7.99	$8,465
Options granted	—	$—
Options exercised	(54,720)	$0.75
Options forfeited	(3,531)	$0.92
Options cancelled	—	$—
Outstanding at March 31, 2019	1,261,946	$0.77	7.75	$12,836

Vested and expected to vest at March 31, 2019 (1)	1,261,946	$0.77	7.75	$12,836
Vested at March 31, 2019	767,573	$0.75	6.97	$7,820

As of March 31, 2019, there was approximately $707 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 9 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three months ended March 31, 2019 and 2018, the Company recorded provisions for income taxes of $295, and $534, respectively.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act), which significantly changes existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes.  The tax rate reduction was effective January 1, 2018.  Beginning in 2018, the Company became subject to the global intangible low-taxed income (GILTI) provisions of the Tax Act on the income of the Company’s foreign subsidiary.  The Company’s foreign subsidiaries are profitable in Q1 2019 and forecast profits for all of 2019.  The GILIT subjects the income of the foreign subsidiaries to U.S. taxation.  The Company’s accounting policy related to the GILTI is to treat GILTI related book/tax differences as period costs and to use the incremental cash tax savings approach in evaluating the Company’s U.S. net operating loss valuation allowance assessment.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions.  In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.  These assessments can require considerable estimates and judgments.  As of March 31, 2019, the gross amount of unrecognized tax benefits was approximately $6,000, of which $700, if recognized, would reduce the effective income tax rate in future periods.  If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required.  If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.  The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

NOTE 10 —Commitments and Contingencies

Royalty payments—The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit, and expire in 2021 and 2023. Royalty expense for the three months ended March 31, 2019 and 2018 was $451 and $411, respectively, which are included in cost of revenues on the condensed consolidated statements of operations.

General litigation—The Company is involved in lawsuits, claims, investigation, and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews these provisions at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Based on its experience, the Company believes that any settled amounts is not a meaningful indicator of the Company’s potential liability pertaining to litigation matters. The Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Indemnification—Under the terms of its agreements with wireless carriers and other partners, the Company has agreed to provide indemnification for intellectual property infringement claims related to Company’s product sold by them to their end customers. From time to time, the Company receives notices from these wireless carriers and other partners of a claim for infringement of intellectual property rights potentially related to their products. These infringement claims have been settled, dismissed, have not been further pursued by the customers, or are pending for further action by the Company.

Contingent severance obligations—The Company has agreements in place with certain key employees guaranteeing severance payments under certain circumstances. Generally, in the event of termination by the Company without cause, termination due to death or disability, or resignation for good reason, the Company is obligated to the pay the employees: (i) any time before a Change in Control, amounts up to $1,057 or (ii) if at any time within 12 months of a Change in Control, amounts up to $1,407. In addition, in the event of termination by the Company with cause, the Company is obligated to pay the employees up to $88. The Company is obligated to pay one of the employees $140 if the Company has not been acquired or undertaken an Initial Public Offering at an equity

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

valuation in excess of $125,000 at the time of one the events as defined above. As of March 31, 2019, and December 31, 2018, no accrual has been recorded.

NOTE 11 —Related Party Transactions

Revenue transactions with a certain investor—During the three months ended March 31, 2018, the Company recognized revenue of $797 with an investor and holder of the August 2016 Series B warrants which were amended to common stock warrants in conjunction with the November 2018 preferred stock conversion event. The Company did not recognize any revenue with this investor during the three months ended March 31, 2019.

Management Services Agreement—In October 2017, the Company entered into a management services agreement with B. Riley Principal Investments, an investor, pursuant to which B. Riley Investments agreed to provide advisory and consulting services to the Company. The Company incurred approximately $50 in related consulting fees in each of the three months ended March 31, 2019 and 2018.  The closing of the Company’s IPO (see Note 14), the management services agreement was terminated in accordance with its terms.

NOTE 12 —Net Loss Per Share Attributable to Common Stockholders

Net loss per share attributable to common stockholders for the three months ended March 31, 2018 was determined by increasing Net loss for the three months then ended by the number of cumulative dividends, not yet declared, on the Company's previously outstanding convertible preferred stock. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended:

	2019	2018
Numerator:
Net loss allocable to common stockholders	$(6,206)	$(8,038)

Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	15,783,744	1,034,641
Net loss per share, basic and diluted	$(0.39)	$(7.77)

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the three months ended March 31, 2019 and 2018, respectively, are presented are as follows:

	2019	2018
Shares of convertible preferred stock	—	11,906,783
Shares subject to options to purchase common stock	1,261,946	1,088,221
Shares subject to warrants to purchase convertible preferred stock	—	472,947
Shares subject to warrants to purchase common stock	156,294	—
Shares subject to term debt optional conversion into convertible preferred stock	—	1,163,764
Shares subject to term debt optional conversion into common stock	1,099,278	—
Total	2,517,518	14,631,715

NOTE 13 —Entity Level Information

Segment Information—The Company operates in one reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.

The following table summarizes the revenue by region based on ship-to destinations for the three months ended March 31, 2019 and 2018:

	2019	2018
U.S	$20,090	$12,425
Canada and Latin America	3,645	2,252
Europe and Middle East	1,800	3,163
Asia Pacific	949	350
	$26,484	$18,190

Long-lived assets located in the United States and Asia Pacific region were $1,690 and $465 and $2,013 and $393 as of March 31, 2019 and December 31, 2018, respectively.

The composition of revenues for the three months ended March 31, 2019 and 2018 is follows:

	2019	2018
Product Sales	$26,332	$16,967
Services	152	1,223
Total revenues	$26,484	$18,190

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits at March 31, 2019 and December 31, 2018. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $7 and $11 at March 31, 2019 and December 31, 2018, respectively.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Receivables from three customers approximated 49%, 24%, and 16% at March 31, 2019 and two customers approximated 44% and 43% of total accounts receivable at December 31, 2018. Revenue from customers with concentration greater than 10% in the three months ended March 31, 2019 and 2018 accounted for approximately the following percentage of total revenues:

	2019	2018
Customer A	37%	*
Customer B	14%	38%
Customer C	13%	6%
Customer D	*	17%
Customer E	*	10%

*	Customer revenue did not exceed 10% in the respective periods.

NOTE 14 —SUBSEQUENT EVENTS

On May 14, 2019, the Company closed an initial public offering (“IPO’) in which the Company sold 3,571,429 shares of its common stock, at a price to the public of $11.00 per share. On May 22, 2019, the Company sold an additional 505,714 shares of common stock, and our Chief Executive Officer sold 30,000 shares of common stock, at a price to the public of $11.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares.  The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230887), which was declared effective by the SEC on May 9, 2019. The Company raised approximately $37,606  in net proceeds, after deducting underwriting discounts and commissions of $3,139 and offering expenses paid by us of approximately $4,102 .

The Company’s board of directors adopted, and its stockholders approved, the 2019 Employee Stock Purchase Plan and the 2019 Equity Incentive Plan in March 2019 and April 2019, respectively, each which became effective in connection with the IPO. There are 337,007 shares of common stock are reserved for issuance under the 2019 Employee Stock Purchase Plan. Additionally, the number of shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 500,000 shares, unless the board of directors or compensation committee determines prior to such date that there will be a lesser increase, or no increase. 1,885,039 shares of common stock are reserved for future issuance under the 2019 Equity Incentive Plan, plus the number of shares subject to outstanding stock options or other stock awards that were granted under the Option Plan that are forfeited, terminated, expire or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the board of directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase.

On May 10, 2019, the Company issued 155,338 shares of common stock upon the exercise of warrants in exchange for total related exercise cash proceeds of $23.

On May 13, 2019, the Company granted a fully vested restricted stock award of 383,197 shares, and issued 210,758 net shares of common stock after withholding 172,439 shares of common stock to satisfy tax obligations associated with the grant, to the Company’s CEO as a bonus pursuant to his employment agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 13, 2019 (“the Prospectus”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.  You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus.

Company Overview

We are a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobile phones and accessories to three of the four largest wireless carriers in the United States—AT&T, Sprint and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. Our phones and accessories connect workers with voice, data and workflow applications in two end-markets: industrial enterprise and public sector.

We generate revenues from sales of our (i) mobile phones, (ii) industrial-grade accessories and (iii) beginning in 2019, cloud-based software and application services. We sell our mobile phones and accessories primarily to wireless carriers in both the United States and Canada, who then resell our products in conjunction with network services to end customers.

Revenues have grown 46% to $26.5 million in the period ended March 31, 2019 from $18.2 million in the period ended March 31, 2018.  Such growth was primarily driven by the adoption of our complete product portfolio by the wireless carriers, which began in the first quarter of 2018 and lasted throughout 2018. In the period ended March 31, 2019, we launched the XP3, a rugged flip phone, with Sprint, extending our portfolio of stocked mobile phones at Sprint to three phones in the period ended March 31, 2019, from one phone in the same period in 2018.  We expect to continue unit sales volumes with these wireless carriers and anticipate launching the XP3 with other wireless carrier customers, including AT&T where we launched commercial sales in April 2019, in the second and third quarters of 2019 following the customization and certification processes. Because our U.S. sales channel is primarily comprised of large wireless carriers, the number of customers that we sell to is limited. For the period ended March 31, 2019, approximately 87% of our revenues came from wireless carrier customers and 82% came from our top five customers. For the period ended March 31, 2019, our smartphones accounted for approximately 35% of our units sold and our feature phones accounted for approximately 65% of our units sold, as compared to approximately 56% and 44% respectively for the period ended March 31, 2018.

In February 2019 we announced the introduction of Sonim Scan, a subscription service which integrates a barcode scanning engine with the native camera on the XP8, allowing end users to scan up to 45 1D or 2D barcodes per minute. Revenues from this new product are not significant.

Initial Public Offering

On May 9, 2019, our registration statement on Form S-1 (File No. 333-230887) related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on May 10, 2019. Our IPO closed on May 14, 2019. As a result, our condensed consolidated financial statements as of March 31, 2019 do not reflect the impact of our IPO. For additional information, see Note 13 - Subsequent Events to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Key Metrics

We review a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. In addition to our financial results determined in accordance with U.S. GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our performance. related metrics.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Smartphones	25	22
Feature Phones	47	17
Total Units Sold	72	39
Adjusted EBITDA	$(4,908)	$(3,631)

Units Shipped

Our smartphones include the XP6, XP7, and XP8 models.  The number of smartphone units sold during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 increased by 14%, primarily due to increased demand for the newer XP8, partially offset by decreased demand for older XP7 and XP6.

Our feature phones include the XP3, XP5, and XP5s models.  The number of feature phone units sold during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 increased by 176%, primarily due to increased demand for the XP5s from several carriers, increase in demand for the older XP5 from one major carrier, and the introduction of our newest feature phone, the XP3.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of stock-based compensation expense, depreciation and amortization, interest expense, net, income tax expense and change in fair value of warrant liability. We define Adjusted Covenant EBITDA as Adjusted EBITDA further adjusted to exclude the impact of exchange rate changes. Adjusted EBITDA and Adjusted Covenant EBITDA are useful financial metrics in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments such as stock-based compensation and changes in the fair value of the warrant liability. We use Adjusted Covenant EBITDA to periodically assess compliance with certain covenants and other provisions under our loan and security agreement, as amended from time to time, or the Loan Agreement, with East West Bank, or EWB.

We believe that Adjusted EBITDA and Adjusted Covenant EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provide useful information to investors regarding our performance and overall results of operations for various reasons, including:

•

non-cash equity grants made to employees at a certain price do not necessarily reflect the performance of our business at such time, and as such, stock-based compensation expense is not a key measure of our operating performance; and

•	costs associated with certain one-time events, such as changes in fair value of warrant liability, are not considered a key measure of our operating performance.

We use Adjusted EBITDA and Adjusted Covenant EBITDA:

•	as a measure of operating performance;
•	for planning purposes, including the preparation of budgets and forecasts;
•	to allocate resources to enhance the financial performance of our business;
•	to evaluate the effectiveness of our business strategies;
•	to periodically assess compliance with certain covenants and other provisions under the Loan Agreement;
•	in communications with our board of directors concerning our financial performance; and
•	as a consideration in determining compensation for certain key employees.

Adjusted EBITDA and Adjusted Covenant EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
•	they do not reflect changes in, or cash requirements for, working capital needs;
•	they do not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments; and
•	other companies in our industry may define and/or calculate these metrics differently than we do, limiting their usefulness as comparative measures.

Set forth below is a reconciliation from net loss to Adjusted EBITDA and Adjusted Covenant EBITDA for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31
	2019	2018
Net Loss	$(6,206)	$(5,071)
Adjustments:
Depreciation and Amortization	534	467
Stock Based Compensation Expense	47	33
Interest Expense	422	406
Income taxes	295	534
Adjusted EBITDA	(4,908)	(3,631)
Exchange Rate	265	117
Adjusted Covenant EBITDA	$(4,643)	$(3,514)

Factors Affecting Our Results of Operations

We believe that the growth and future success of our business depend on many factors. While these factors present significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.

Research and Development

We believe that our performance is significantly dependent on the investments we make in research and development and that we must continue to develop and introduce innovative new products on a two to three year cycle. While the hardware design of our devices is generally the same for all wireless carriers, each device must be configured to conform to the requirements of each wireless carrier’s network, resulting in higher development expenses as the number of wireless carriers we sell through increases. In addition to the design and configuration costs, each device must undergo a multi-month technical approval process at each carrier before it can be stocked. The approval process for each device for each carrier has historically cost up to $1.7 million. Prior to commencement of development of a product for certification, we generally do not receive any purchase orders or commitments. Following a carrier’s review of product concepts, we may receive a product award letter from that carrier to move forward with the development and certification process, at which time we may begin receiving advance purchase orders or commitments. Since the timing of when we seek technical approval with our wireless carriers tends to be cyclical in nature, quarter-over-quarter expenditures may vary significantly depending on the number of approvals in process during the quarter. If we fail to innovate and enhance our product offerings, our brand, market position and revenues may be adversely affected. If our research and development efforts are not successful, we will not recover these investments that we make.

New Customer Acquisitions

We are focused on continuing to acquire new customers, both in North America and overseas, to support our long-term growth. Historically, we have been dependent on a small number of wireless carriers distributing our products. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive new customer acquisition. In particular, a key part of our strategy is to further expand the use of our solutions over dedicated LTE networks in the public safety market. We will also continue to invest in and expand our international sales teams. As a result, we expect our sales and marketing costs to increase as we seek to acquire new customers. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our sales and marketing resources.

Seasonality and New Product Introduction

We have historically experienced lower net revenue in our first quarter compared to other quarters in our fiscal year due to seasonal demand associated with the introduction of new products to our lead customers.  New product introductions can significantly impact net revenue, gross profit and operating expenses. The timing of product introductions can also impact our net revenue as our wireless carrier customers prepare for a new product launch, and channel inventory of an older product often declines as the launch of a newer product approaches. Net revenue can also be affected when consumers and distributors anticipate a new product introduction. However, neither historical seasonal patterns nor historical patterns of product or service introductions should be considered reliable indicators of our future pattern of product or service introductions, future net sales or financial performance.

Results of Operations

The following tables present key components of our results of operation for the three months ended March 31, 2019, compared to results for a same period in 2018:

	March 31, 2019	March 31, 2018	Increase (Decrease)%
Net revenues	$26,484	$18,190	$8,294	46%
Cost of revenues	17,105	12,927	4,178	32%
Gross profit	9,379	5,263	4,116	78%
Total operating expenses	14,603	9,277	5,326	57%
Loss from operations	(5,224)	(4,014)	(1,210)	30%
Interest and other expense, net	(687)	(523)	(164)	31%
Loss before income taxes	(5,911)	(4,537)	(1,374)	30%
Income tax expense	(295)	(534)	239	-45%
Net loss	$(6,206)	$(5,071)	$(1,135)	22%

Net Revenue

For the three months ended March 31, 2019, net revenue increased to $26.5 million, a 46% increase compared to $18.2 million in net revenue for the three months ended March 31, 2018. Approximately 90% of net revenue for the first quarter of 2019 was attributable to North America, and Latin America compared to approximately 81% in the first quarter of 2018. Our top five customers accounted for 82% of net revenue in the first quarter of 2019, compared to 77% for the same period in 2018. The increase resulted primarily from i) a 14% increase in unit shipments of our smartphone product lines resulting from increased demand from several carriers, and ii) a 176% increase in unit shipments of our feature phones, resulting from a combination of increased demand from multiple carriers for the XP5s and the introduction of our newest product, the low cost XP3, to Sprint. We expect to begin shipments of the XP3 to other carriers in the second and third quarters of 2019.

Cost of Revenue and Gross Profit

Our gross profit for the three months ended March 31, 2019 increased by $4.1 million compared to the three months ended March 31, 2018. The improvement was driven primarily by an increase in net revenue of 46% from mobile phone sales, as well an increase in gross margin percentage from 28.9% in the first quarter of 2018 to 35.4 % in the first quarter of 2019. The increase in gross margin percentage can be attributed to both component and overhead cost reductions per unit attributable to improved efficiency and volume increases in our factory and higher average net selling prices for the XP5s and the XP8, partially offset by the introduction of the lower gross margin XP3 in the first quarter of 2019.

Operating Expenses and Net Operating Loss

Our net loss for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 increased by $1.1 million, driven primarily by increases in operating expenses of $5.3 million, partially offset by an increase in net revenue and related gross profit. Operating expenses are summarized as follows;

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(in thousands, except %)
Research and Development Expense	$8,401	$5,141	$(3,260)	63%
Sales and Marketing Expense	3,726	2,543	$(1,183)	47%
General and Administrative Expense	2,476	1,593	$(883)	55%
Total Operating Expenses	$14,603	$9,277	$(5,326)	57%

Research and development. Research and development expenses increased by $3.3 million, or 63% from $5.1 million for the three months ended March 31, 2018 to $8.4 million for the three months ended March 31, 2019. These expenses increased primarily due to $1.8 million of costs associated with technical approval processes required by wireless carrier customers, as well as new product launches, and $1.4 million of an associated increase in employee headcount.

Sales and marketing. Sales and marketing expenses increased by $1.2 million, or 47% from $2.5 million for the three months ended March 31, 2018 to $3.7 million for the three months ended March 31, 2019. These expenses increased primarily due to $0.7 million of new employee hires and $0.5 million of new product launch marketing expenses.

General and administrative. General and administrative expenses increased by $0.9 million, or 55% from $1.6 million for the three months ended March 31, 2018 to $2.5 million for the three months ended March 31, 2019. These expenses increased primarily due to $0.2 million of increased employee compensation and hiring of new consultants and $0.5 million of professional fees.

Interest and Other Expense, net

The Company recorded $0.3 million in foreign exchange loss and $0.4 million in net interest expenses for the three months ended March 31, 2019, whereas the Company recorded $0.1 million in foreign exchange loss and $0.4 million in net interest expenses for the three months ended March 31, 2018.

Income Tax Expense

The Company recognized income tax expense of $0.3 million, and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. Tax expense for the three months ended March 31, 2019 was $0.2 million lower than the tax expense for the three months ended March 31, 2018, primarily as a result of lower state tax expense recorded in the 2019 period compared to the 2018 period, and the application of interim period tax accounting principles.

Adjusted EBITDA

Our Adjusted EBITDA for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 decreased by approximately $1.3 million, primarily due to higher operating expenses, partially offset by increased gross profit, as described above.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of March 31, 2019, we had an aggregate of $13.0 million principal and deferred accrued interest outstanding under the B. Riley Convertible Note.

Under the B. Riley Convertible Note, we have borrowed $12.0 million aggregate principal amount on a subordinated secured basis. Borrowings bear interest at 10% per year; interest amounts accrued and compounded into principal outstanding until October 2018, following which we are required to pay periodic interest in cash. The B. Riley Convertible Note matures on September 1, 2022. Borrowings under the B. Riley Convertible Note are secured by a subordinated lien on substantially all of our assets, subject to permitted liens. The principal amount of indebtedness under the B. Riley Convertible Note is convertible into shares of our common stock at $8.87 per share. Between the first and second anniversary of the original issue date of the note, between the second and the third anniversary of the original issue date of the note, following the third anniversary of the original issue date of the note and following the fourth anniversary of the original issue date of the note, B. Riley Principal Investments, LLC may elect to convert 75.0%, 50.0%, 25.0% and 12.5%,respectively, of the then-outstanding total principal amount and accrued interest outstanding under the note at the conversion price per share of $8.87. We have the right to prepay amounts under the B. Riley Convertible Note at any time with a 2.0% prepayment fee if paid off before October 2019, a 1.0% prepayment fee if paid off between October 2019 and October 2020 and no prepayment fee thereafter. The prepayment fees are waived if the outstanding principal balance does not fall below $10.0 million following prepayment.

We maintain a credit line with EWB pursuant to the Loan Agreement. In the future, we may borrow up to $8.0 million under the line of credit available under the Loan Agreement. As of March 31, 2019, no amounts were outstanding under the Loan Agreement. Borrowings under the Loan Agreement bear interest at 1.0% plus the prime lending rate. Borrowings under the Loan Agreement are secured by a senior lien on substantially all of our assets, including inventory and receivables, subject to permitted liens. In the event of a default under the Loan Agreement, entities affiliated with B. Riley Financial and Investec Investments (UK) Limited, two of our stockholders, have the right to purchase the indebtedness under the Loan Agreement from EWB at par and to exercise remedies for the default, in their discretion, as the holders of the indebtedness.

The Loan Agreement contains certain negative and affirmative covenants as well as financial covenants, including covenants that restrict our ability to, among other things, incur or prepay indebtedness on subordinated debt, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, exceed annual capital expenditure limits, as defined, and make changes in the nature of the business. Objective events of default, therein, include, without limitation, nonpayment of principal, interest or other obligations, violation of the covenants, insolvency, and court-ordered judgments. Audited financial statements are required to be submitted to the lenders no later than 120 days after year end. In particular, we are required to maintain a minimum availability under the line of credit under the Loan Agreement of $750,000 and maintain a fixed charge coverage ratio, defined as the sum of Adjusted Covenant EBITDA plus capital expenditures minus taxes and dividends over fixed charges, of at least 1.05 to 1.00 as of the last of each month. In 2018, the financial covenants were amended to temporarily suspend the obligation to comply with the minimum fixed charge coverage ratio through September 30, 2018, to increase the minimum fixed charge coverage ratio as of December 31, 2018, and for the last day of each month thereafter, from 1.00 to 1.10, and to increase the minimum excess availability to $1.2 million. In 2018, the financial covenants were amended to permanently remove the requirement to maintain positive Adjusted Covenant EBITDA. As a result, as of the quarter ended March 31, 2018, we were no longer subject to this Adjusted Covenant EBITDA financial covenant. As of March 31, 2019, we were in compliance with all of the financial covenants and there were no events of default associated during the year then ended.

While we did not have any borrowings outstanding under the Loan Agreement as of March 31, 2019, if we fail to comply with the covenants in the Loan Agreement, including the minimum fixed charge coverage ratio, and are unable to cure the covenant violation, we would be restricted from making future borrowings.

Net cash as of March 31, 2019, was $9.9 million, or $3.1 million lower than net cash of $13.0 million at December 31, 2018. The decrease was driven primarily from cash used for operations, partially offset by proceeds from a private equity financing for common stock for an aggregate of $1.6 million that closed in January 2019.

The following table summarizes our sources and uses of cash for the periods presented:

	Three months ended March 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(4,528)	$(4,680)
Net cash used in investing activities	(191)	(910)
Net cash provided by financing activities	1,522	4,801
Net decrease in cash and cash equivalents	(3,197)	(789)

Cash flows from operating activities

For the three months ended March 31, 2019, cash used in operating activities was $4.5 million, primarily attributable to net loss of $6.2 million, partially offset by a net change in our net operating assets and liabilities of $1.4 million, and non-cash charges of $0.3 million. Non-cash charges primarily consisted of $0.5 million in depreciation and amortization, partially offset by non-cash revenue of $0.3 million under our trade-in guarantee program. The change in our net operating assets and liabilities was primarily due to a $11.4 million decrease in accounts receivables, partially offset by a $7.2 million increase in inventory, a $2.3 million increase in prepaid expenses and other current assets, and a $0.6 million decrease in accounts payable and accrued expenses.

For the three months ended March 31, 2018, cash used in operating activities was $4.7 million, primarily attributable to net loss of $5.1 million and a net change in our net operating assets and liabilities of $0.3 million, offset by non-cash charges of $0.7 million. Non-cash charges primarily consisted of $0.5 million in depreciation and amortization and non-cash interest of $0.2 million. The change in our net operating assets and liabilities was primarily due to a $2.9 million increase in accounts receivables, a $2.8 million increase in inventory, a $2.5 million increase in prepaid expenses and other current assets, and a $0.4 million decrease in deferred revenue, partially offset by a $8.2 million increase in accounts payable.

Cash flows from investing activities

For the three months ended March 31, 2019, cash used in investing activities was $0.2 million, attributable to tooling development and purchases of software licenses of $0.1 million and purchases of property and equipment $0.1 million.

For the three months ended March 31, 2018, cash used in investing activities was $0.9 million, attributable to tooling development and purchases of software licenses of $0.8 million and purchases of property and equipment of $0.1 million.

Cash flows from financing activities

For the three months ended March 31, 2019, cash provided by financing activities was primarily derived from the proceeds from a private equity financing of shares of common stock that closed in January 2019 for an aggregate of $1.6 million, partially offset by the net repayment on the line of credit of $0.1 million.

For the three months ended March 31, 2018, cash provided by financing activities was $4.8 million, attributable primarily to net proceeds from additional net borrowings under the B. Riley Convertible Note of $3.0 million, and additional of net proceeds on our lines of credit of $1.7 million.

As of March 31, 2019, we had an aggregate of $13.0 million principal and deferred accrued interest outstanding with B. Riley Convertible Note, refer to Note 5-Borrowings under Riley Loan section. No amounts were outstanding under the Loan Agreement with East West Bank, refer to Note 5- Borrowings under Senior Credit Agreement section.

Based on our current plans and market conditions, and proceeds from the IPO, we believe that our existing cash resources, and cash generated from operations, will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had not entered into any off-balance sheet arrangements and did not have any holdings in variable interest entities.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rates risk

We had cash and cash equivalents totaling $13.0 million and $9.8 million as of March 31, 2019 and December 31, 2018, respectively. We had no short-term investments as of March 31, 2019 and December 31, 2018. Our cash and cash equivalents consist of cash in bank accounts and money market funds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the nature of our cash and cash equivalents, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to filing this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter to which this report related that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent Limitations on Effectiveness of Controls

In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and our chief financial officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, revenues, financial condition or results of operations. The results of any future litigation cannot be predicted with certainty and, regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management time and resources and other factors.

Item 1A. Risk Factors.

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this Quarterly Report on Form 10-Q before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control. If any of the following risks actually occur, our business, financial condition or operating results could be significantly harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business and results of operations.

Risks Related to Our Business

We have not been profitable in recent years and may not achieve or maintain profitability in the future.

We have incurred significant net losses since 2013, and have an accumulated deficit of $149.7 million as of March 31, 2019. While we have experienced stronger revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively impact our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	research and development related to our solutions, including investments in our engineering and technical teams;
•	expansion of our sales and marketing efforts;
•	general and administrative expenses, including legal and accounting expenses preparing for and related to being a public company; and
•	continued expansion of our business.

These investments may not result in increased revenues or growth in our business. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to achieve or maintain profitability over the long term.

We rely on our channel partners to generate a substantial majority of our revenues. If these channel partners fail to perform or if we cannot enter into agreements with channel partners on favorable terms, our operating results could be significantly harmed.

A substantial majority of our revenues are generated through sales by our channel partners, which are primarily wireless carriers who sell our phones through their sales channels. To the extent our channel partners are unsuccessful in selling or do not promote our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our business and operating results could be significantly harmed. We enter into master sales arrangements with the majority of our channel partners (including channel partners contributing over 90% of our total revenues for the three months ended March 31, 2019 and for the year ended December 31, 2018 under which our partners purchase our products for distribution on a purchase order basis.

We enter into master sales arrangements with the majority of our channel partners (including channel partners contributing over 90% of our total revenues for the year ended December 31, 2018) under which our partners purchase our products for distribution on a purchase order basis. While these arrangements are typically long term, they generally do not contain any firm purchase volume commitments. As a result, our channel partners are not contractually obligated to purchase from us any minimum number of products. We are generally required to satisfy any and all purchase orders delivered to us within specified delivery windows, with limited exceptions (such as orders significantly in excess of forecasts). If we are unable to efficiently manage our supply and satisfy purchase orders on a timely basis to our channel partners, we may be in breach of our sales arrangements and lose potential sales. Our sales arrangements also generally include technical performance standards for our mobile phones and accessories sold, which vary by channel partner. If a technical issue with any of our covered products exceeds certain preset failure thresholds for the relevant performance standard or standards, the channel partner typically has the right to cease selling the product, cancel open purchase orders and levy certain monetary penalties. If our products suffer technical issues or failures following sales to our channel partners, we may be subject to significant monetary penalties and our channel partners may cease making purchase orders, which would significantly harm our business and results of operations. In addition, our channel partners retain sole discretion in which of their stocked products to offer their customers. While we may offer limited customer incentives, we generally have limited to no control over which products our channel partners decide to offer or promote, which directly impacts the number of products that our partners will purchase from us.

Our channel partners may be unsuccessful in marketing, selling and supporting our solutions. They may also market, sell and support solutions that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may have incentives to promote our competitors’ products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our channel partners. As a result, our channel partners may stop selling our products completely. While we employ a small direct sales force, our channel partners have significantly larger sales teams who are not contractually obligated to promote any of our devices and often have multiple competing devices in stock to offer their customers. In addition, downstream sales by our channel partners often succeed due to attractive device prices and monthly rate plans, which we do not control. In certain cases, we may promote our own devices through customer incentives, typically in exchange for retail price reductions or contributions of funds for marketing purposes; however, there can be no assurance that any such incentives would contribute to increased purchases of our products. Further, given the impact of attractive pricing on ultimate sales, we generally must offer increased promotional funding or price reductions for our more expensive products. This promotional funding or price reductions operate to reduce our margins and significantly impact our profitability.

New sales channel partners may take several months or more to achieve significant sales. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to their customers, or violate laws or our corporate policies. Additionally, some of our master agreements with our wireless carrier customers contain most “favored nation” clauses. These clauses typically provide that if we enter into an agreement with another wireless carrier or customer on more favorable terms, we must offer some of those terms to our existing wireless carrier customers. These provisions may obligate us to provide different, more favorable, terms to our existing wireless carrier customers, which could, if applied, result in lower revenues or otherwise adversely impact our business, financial condition and results of operations.

If we fail to effectively manage our existing or future sales channel partners, our channel partners fail to promote our products effectively, we are unable to meet our obligations under our sales arrangements or future agreements that we may enter into with wireless carrier customers have terms that are more favorable to the customer, our business and results of operations would be harmed.

We are materially dependent on the adoption of our solutions by both the industrial enterprise and public sector markets, and if end customers in those markets do not purchase our solutions, our revenues will be adversely impacted, and we may not be able to expand into other markets.

Our revenues have been primarily in the industrial enterprise market, and we are materially dependent on the adoption of our solutions by both the industrial enterprise and public sector markets. End customers in the public sector market may remain, for reasons outside our control, tied to LMR solutions or other competitive alternatives to our phones. Sales of our products to these buyers may also be delayed or limited by these competitive conditions. If our products are not widely accepted by buyers in those markets, we may not be able to expand sales of our products into new markets, and our business, results of operations and financial condition may be adversely impacted.

We participate in a competitive industry, which may become more competitive. Competitors with greater resources and significant experience in high-volume product manufacturing may be able to respond more quickly and cost-effectively than we can to new or emerging technologies and changes in customer requirements.

We face significant competition in developing and selling our solutions. Our primary competitors in the non-rugged mobile device market include Apple Inc. and Samsung Electronics Co. Ltd. Our primary competitors in the rugged mobile device market include Bullitt Mobile Ltd. and Kyocera Corporation. We also face competition from large system integrators and manufacturers of private and public wireless network equipment and devices. Competitors in this space include Harris Corporation, JVC KENWOOD Corporation, Motorola Solutions, Inc., or MSI, and Tait International Limited. For the Data Capture and RFID portion of our product offerings, competitors include companies that provide a broad portfolio of barcode scanning products that are suitable for the majority of global market applications, such as Datalogic USA, Inc., Honeywell International Inc., Panasonic Corporation and Zebra Technologies Corporation.

We cannot assure we will be able to compete successfully against current or future competitors. Increased competition in mobile computing platforms, data capture products, or related accessories and software developments may result in price reductions, lower gross profit margins, and loss of market share, and could require increased spending on research and development, sales and marketing, and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products, which may create additional pressures on our competitive position in the marketplace.

Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources and experience than we do. In addition, because of the higher volume of components that many of our competitors purchase from their suppliers, they are able to keep their supply costs relatively low and, as a result, may be able to recognize higher margins on their product sales than we do. Many of our competitors may also have existing relationships with the channel partners who we use to sell our products, or with our potential customers. This competition may result in reduced prices, reduced margins and longer sales cycles for our products. Our competitors may also be able to more quickly and cost-effectively respond to new or emerging technologies and changes in customer requirements. The combination of brand strength, extensive distribution channels and financial resources of the larger vendors could cause us to lose market share and could reduce our margins on our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely impacted. If we are unable to successfully compete with our competitors, our sales would suffer and as a result our financial condition will be adversely impacted.

Defects in our products could reduce demand for our products and result in a loss of sales, delay in market acceptance and injury to our reputation, which would adversely impact our business.

Complex software, components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. For example, in 2018, we recalled one batch of our XP8 devices from two wireless carriers due to manufacturing defects. Defects in our products may result in a loss of sales, delay in market acceptance and injury to our reputation and increased warranty costs.

Additionally, our software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors, defects or bugs to date, we may discover significant errors, defects, or bugs in the future that we may not be able to correct or correct in a timely manner. It is possible that errors, defects or bugs will be found in our existing or future software products and related services with the potential for delays in, or loss of market acceptance of, our products and services, diversion of our resources, injury to our reputation, increased service and warranty expenses, and payment of damages.

Further, errors, defects or bugs in our solutions could be exploited by hackers or could otherwise result in an actual or perceived breach of our information systems. Alleviating any of these problems could require significant expense and could cause interruptions, delays or cessation of our product licensing, which would reduce demand for our products and result in a loss of sales, delay in market acceptance and injure our reputation and could adversely impact our business, results of operations and financial condition.

If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business would suffer.

Our ability to successfully grow our business depends on a number of factors including our ability to:

•	accelerate the adoption of our solutions by new end customers;
•	expand into new vertical markets;
•	develop and deliver new products and services;
•	increase awareness of the benefits that our solutions offer; and
•	expand our international footprint.

As usage of our solutions grows, we will need to continue to make investments to develop and implement new or updated solutions, technologies, security features and cloud-based infrastructure operations. In addition, we will need to appropriately scale our internal business systems and our services organization, including the suppliers of our detection equipment and customer support services, to serve our growing customer base. Any failure of, or delay in, these efforts could impair the performance of our solutions and reduce customer satisfaction.

Further, our growth could increase quickly and place a strain on our managerial, operational, financial and other resources, and our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully, we will need to continue to invest in sales and marketing, research and development, and general and administrative functions and other areas. We are likely to recognize the costs associated with these investments earlier than receiving some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely impact our operating results.

If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new solutions or upgrades to our existing solutions, satisfy customer requirements, maintain the quality and security of our solutions or execute on our business plan, any of which could harm our business, operating results and financial condition.

We are required to undergo a lengthy customization and certification process for each wireless carrier customer, which increases our operating expenses, and failure to obtain such certification would adversely impact our results of operations and financial condition.

Each wireless carrier requires each of our devices to complete a thorough technical acceptance process before it can be stocked and sold. Such acceptance processes impose rigorous and complex requirements on our devices, which result in a lengthy testing and certification process, during which we incur substantial operating expenses related to the wireless carrier’s technical acceptance of our devices. The acceptance processes and related costs to us vary across carrier customers depending on carrier size and level of customization required. Generally, the certification process commences within one to three months of product concept development. During this development stage, certain carriers provide a technology roadmap and target demographics, allowing us to define product specifications to meet carrier goals, while other carriers provide defined specifications and preferred price points. Once we receive approval of a product concept by the carrier, we and the carrier advance the product to the development stage. When the product is close to being a functioning model, we commence internal quality assurance processes and field testing, which may include third-party lab testing, in-market field testing and interoperability testing. Finally, as the last step in the testing phase, the wireless carrier typically conducts testing itself, following which the product may be certified and stocked. The entire process can last from six to 18 months depending on the particular wireless carrier and type of device. Any delay in the acceptance process or failure to satisfy the device certification requirements would affect our ability to bring products to market and adversely impacts our results of operations and financial condition.

If we fail to adequately forecast demand for our inventory and supply needs, we could incur additional costs or experience manufacturing delays, which could reduce our gross margin or cause us to delay or even lose sales.

Because our production volumes are based on a forecast of channel partner demand rather than purchase commitments from our major customers, there is a risk that our forecasts could be inaccurate and that we will be unable to sell our products at the volumes and prices we expect, which may result in excess inventory. We provide, and will continue to provide, forecasts of our demand to our third-party suppliers prior to the scheduled delivery of products to our channel partners. If we overestimate our requirements, our contract manufacturers may have excess component inventory, which could increase our costs. If we underestimate our requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues or even lost sales, or could incur unplanned overtime costs to meet our requirements, resulting in significant cost increases. For example, certain materials and components used to manufacture our products may reach end of life during any of our product’s life cycles, following which suppliers no longer provide such expired materials and components. This would require us to either source and qualify an alternative component, which could require a re-certification of the device by the wireless carriers and/or regulatory agencies, or forecast product demand for a final purchase of such materials and components that may reach end of life to ensure that we have sufficient product inventory through a product’s life cycle. If we overestimate forecasted demand, we would hold excess end-of-life materials and components resulting in increased costs. If we underestimate forecasted demand, we could experience delays in shipments and loss of revenues.

In addition, if we underestimate our requirements and the applicable supplier becomes insolvent or is no longer able to timely supply our needs in a cost-efficient manner or at all, we may be required to acquire components, which may need to be customized for our products, from alternative suppliers, including at significantly higher costs. For example, in 2018, one of our suppliers became insolvent and ceased all production, requiring us to seek alternative supply of complex components in a very short time frame. If we cannot source alternative suppliers and/or alternative components, we may suffer delays in shipments or lost sales. Similarly, credit constraints at our suppliers could require us to accelerate payment of our accounts payable, impacting our cash flow. Further, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms, customization needed for any particular component and demand for each component at a given time. Any such failure to accurately forecast demand and manufacturing and supply requirements, and any need to obtain alternative supply sources, could materially harm our business, results of operations and financial condition.

We may not be able to continue to develop solutions to address user needs effectively in an industry characterized by ongoing change and rapid technological advances.

To be successful, we must adapt to rapidly changing technological and application needs by continually improving our products, as well as introducing new products and services, to address user demands.

Our industry is characterized by:

•	evolving industry standards;
•	frequent new product and service introductions;
•	evolving distribution channels;
•	increasing demand for customized product and software solutions;
•	rapid competitive developments; and
•	changing customer demands.

Future success will depend on our ability to effectively and economically adapt in this evolving environment. We could incur substantial costs if we must modify our business to adapt to these changes, and may even be unable to adapt to these changes.

In the three months ended March 31, 2019 and 2018, approximately 82% and 77% of our revenues, respectively, were derived from our top five customers. We expect our revenues to continue to be heavily concentrated among our top customers, and the loss of, or significant reduction in orders from, any of these customers could significantly reduce our revenues and adversely impact our operating results.

Historically, our revenues have been concentrated among a very small number of customers. In the three months ended March 31, 2019 and 2018, our top five wireless carriers customers accounted for approximately 82% and 77% of our revenues, respectively. In 2018, three of the four largest U.S. wireless carriers, and the three largest Canadian wireless carriers, began stocking our entire next generation product portfolio for the first time in our history following their certification of our products, resulting in significant revenue concentration among these few carriers. In addition to the certification and stocking of our products by these wireless carriers, revenue increased among such wireless carriers as a result of increases in awareness of our brand among end users and end customers over the past several years, new product launches and an increased focus by carriers such as AT&T and Verizon on dedicated public safety networks, including FirstNet. We expect our revenues to remain heavily concentrated among these top wireless carriers, and we will be substantially dependent on these wireless carriers continuing to purchase and promote our products to their sales channels as well as customer demand for devices and services from these wireless carriers (factors over which we do not have any control). The loss of one or more of these significant customers, or reduced demand or purchases from these significant customers, would result in significant harm to our revenues and results of operation, and our growth could be limited.

The markets for our devices and related accessories may not develop as quickly as we expect, or may not develop at all.

Our future success is substantially dependent upon continued adoption of devices and related accessories in the industrial enterprise and public sector markets, including the transition from LMR and PTT, to smartphone and LTE networks. These market developments and transitions may take longer than we expect or may not occur at all, and may not be as widespread as we expect. If the market does not develop as we expect, our business, operating results and financial condition would be significantly harmed.

Our dependence on third-party suppliers for key components of our products could delay shipment of our products and reduce our sales.

We depend on certain suppliers for the delivery of components used in the assembly of our products, including machined parts, injection molded plastic parts, printed circuit boards and other miscellaneous custom parts for our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components and reduced control over pricing and timing of delivery of components. In particular, we have little to no control over the prices at which our suppliers sell materials and components to us. Certain supplies of our components are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. For example, in 2018, we experienced a shortage in supply of a camera part from one of our suppliers for our XP8 phone, which resulted in delays in delivery of completed XP8 phones to certain of our channel partners.

We also do not have long-term supply agreements with any of our suppliers. Our current contracts with certain suppliers may be canceled or not extended by such suppliers and, therefore, do not afford us with sufficient protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.

Any interruption of supply for any material components of our products, or inability to obtain required components from our third-party suppliers, could significantly delay the production and shipment of our products and harm our revenues, profitability and financial condition.

Our future success is dependent on our ability to create independent brand awareness for our company and products with end customers, and our inability to achieve such brand awareness could limit our prospects.

We depend on a small number of wireless carriers to distribute our products. While we intend to ramp up direct marketing and end-customer brand awareness initiatives in the future, our sales and marketing efforts have historically been predominantly focused on channel partners. As such, our operating expenses related to end-customer marketing efforts have historically been very small, representing less than 1.0% of our total sales and marketing expenses during the three months ended March 31, 2019, and for the fiscal year 2018. To increase end-customer brand awareness, we intend to develop sales tools for key verticals within are target markets, increase usage of social media and expand product training efforts, among other things. As a result, we expect our sales and marketing expenses to increase in the future, primarily from increased sales personnel expenses, which will require us to cost-efficiently ramp up our sales and marketing capabilities and effectively target end customers. However, there can be no assurance that we will successfully increase our brand awareness or do so in a cost-efficient manner while maintaining market share within our existing sales channels. Our failure to establish stand-alone brand awareness with end customers of our products will leave us vulnerable to the marketing and selling success of others, including our channel partners, and these developments could have an adverse impact on our prospects. If we are unable to significantly increase the awareness of our brand and solutions with end customers in a cost-efficient manner, we will remain significantly dependent on our channel partners for sales of our products, and our business, financial condition and results of operations could be adversely impacted.

We are dependent on the continued services and performance of a concentrated group of senior management and other key personnel, the loss of any of whom could adversely impact our business.

Our future success depends in large part on the continued contributions of a concentrated group of senior management and other key personnel. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our solutions and our strategic direction. We also depend on the contributions of key technical personnel.

We maintain “key person” insurance only for our Chief Executive Officer and do not maintain such insurance for any other member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key personnel could significantly delay or prevent the achievement of our development and strategic objectives and harm our business.

We compete in a rapidly evolving market, and the failure to respond quickly and effectively to changing market requirements could cause our business and operating results to decline.

The mobile device market is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. In order to deliver a competitive mobile device, our solutions must be capable of operating in an increasingly complex network environment. As new wireless phones are introduced and standards in the mobile device market evolve, we may be required to modify our phones and services to make them compatible with these new products and standards. Likewise, if our competitors introduce new devices and services that compete with ours, we may be required to reposition our solutions or introduce new phones and solutions in response to such competitive pressure. We may not be successful in modifying our current phones or introducing new ones in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results could be significantly harmed.

If dedicated public safety LTE networks are not deployed at the rate we anticipate or at all, demand for our solutions may not grow as expected.

A key part of our strategy is to further expand the use of our solutions over dedicated LTE networks in the public safety market. If the deployment of dedicated LTE networks is delayed or such networks are not adopted at the rate we anticipate, demand for our solutions may not develop as we anticipate, which would have a negative effect on our revenues.

If we are unable to sell our solutions into new markets, our revenues may not grow.

Any new market into which we attempt to sell our solutions may not be receptive. Our ability to penetrate new markets depends on the quality of our solutions, the continued adoption of our public safety solution by first responders, the perceived value of our solutions as a risk management tool and our ability to design our solutions to meet the demands of our customers. If the markets for our solutions do not develop as we expect, our revenues may not grow.

Our ability to successfully face these challenges depends on several factors, including increasing the awareness of our solutions and their benefits, the effectiveness of our marketing programs, the costs of our solutions, our ability to attract, retain and effectively train sales and marketing personnel, and our ability to develop relationships with wireless carriers and other partners. If we are unsuccessful in developing and marketing our solutions into new markets, new markets for our solutions might not develop or might develop more slowly than we expect, either of which would harm our revenues and growth prospects.

If we are unable to attract, integrate and retain additional qualified personnel, including top technical talent, our business could be adversely impacted.

Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements on a timely basis or at all, our business will be adversely impacted.

Volatility or lack of positive performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to appropriately incentivize and retain our employees through equity compensation, or if we need to increase our compensation expenses in order to appropriately incentivize and retain our employees, our business, operating results and financial condition would be adversely impacted.

Our existing IT systems may not be adequate to manage our growth, and our implementation of updated IT systems could result in significant disruptions to our operations.

Our existing IT systems may be inadequate to manage our growth, and we are planning to implement various upgrades to our enterprise resource planning, or ERP, systems, as well as other complementary IT systems, over the next several years. Implementation of these solutions and systems is highly dependent on coordination of numerous software and system providers and internal business teams. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one system could have a significant adverse impact on the implementation of our overall IT infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel and third-party providers implement and become familiar with new systems, increased costs and lost revenues.

In addition, transitioning to these new systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a significant adverse impact on our capital resources, financial condition, results of operations or cash flows. Implementation of this new IT infrastructure has a significant impact on our business processes and information systems across a significant portion of our operations. As a result, we will be undergoing significant changes in our operational processes and internal controls as our implementation progresses, which in turn will require significant change management, including recruiting and training of qualified personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management’s attention from key strategic initiatives and have a significant adverse impact on our capital resources, financial condition and results of operations.

The application development ecosystem supporting our devices and related accessories is new and evolving.

The application development ecosystem supporting our devices and related accessories is new and evolving. Specifically, the number of application developers in the ecosystem supporting our devices and accessories is small. If the market or the application development ecosystem does not develop, timely or at all, demand for our products may be limited, and our business and results of operations will be significantly harmed.

Our business is difficult to evaluate because we have a limited operating history in our markets.

We have a limited operating history based on which you can evaluate our present business and future prospects. For example, in March 2018, we launched our XP5s and XP8 phones in the public safety market and also have limited operating history in the industrial enterprise market. Because of this limited operating history, we face challenges in predicting our business and evaluating its prospects. These challenges present risks and uncertainties relating to our ability to implement our business plan successfully. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by newly-public companies that have recently launched a new product into a new market. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be significantly harmed.

The impact of potential changes in customs, tariffs, and trade policies in the United States and the potential corresponding actions by other countries, including recent trade initiatives announced by the U.S. presidential administration against China, in which we do business could adversely impact our financial performance.

The U.S. government has made proposals that are intended to address trade imbalances, which include encouraging increased production in the United States. These proposals could result in increased customs duties and tariffs, and the renegotiation of some U.S. trade agreements. We import a significant percentage of our products into the United States, and an increase in customs duties and tariffs with respect to these imports could negatively impact our financial performance. If such customs duties and tariffs are implemented, it also may cause U.S. trading partners to take actions with respect to U.S. imports or U.S. investment activities in their respective countries. Any potential changes in trade policies in the United States and the potential corresponding actions by other countries in which we do business could adversely impact our financial performance. Given the level of uncertainty over which provisions will be enacted, we cannot predict with certainty the impact of the proposals.

For example, in 2018, the U.S. presidential administration and Chinese government imposed significant tariffs on exports between the two countries. This evolving policy dispute between China and the United States is likely to have significant impact on the industries in which we participate, directly and indirectly, and no assurance can be given that any individual customer or significant groups of companies or a particular industry, will not be adversely impacted by any governmental actions taken by either China or the United States. In addition, we manufacture our mobile phones at our facility in Shenzhen, China, which could result in significant additional costs to us when shipping our products to various customers in the United States. It is not possible to predict with any certainty the outcome of the trade dispute between the United States and China, and prolonged or increased tariffs on imports from China to the United States would adversely impact our business, results of operations and financial condition.

Operating outside of the United States presents specific risks to our business, and we have substantial operations outside of the United States.

Most of our employee base and operations are located outside the United States, primarily in China and India. Most of our software development, third-party contract manufacturing, and product assembly operations are conducted outside the United States.

Risks associated with operations outside the United States include:

•	effectively managing and overseeing operations that are distant and remote from corporate headquarters may be difficult and may impose increased operating costs;
•	fluctuating foreign currency rates could restrict sales, increase costs of purchasing, and impact collection of receivables outside of the United States;
•	volatility in foreign credit markets may affect the financial well-being of our customers and suppliers;
•	violations of anti-corruption laws, including the Foreign Corrupt Practices Act and the U.K. Bribery Act could result in large fines and penalties;
•	violations of privacy and data security laws could result in large fines and penalties;
•

tax disputes with foreign taxing authorities, and any resultant taxation in foreign jurisdictions associated with operations in such jurisdictions, including with respect to transfer pricing practices associated with such operations;

•	adverse changes in, or uncertainty of, local business laws or practices, including the following:
•	foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers, or capital flow restrictions;
•	restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets;
•

political and economic instability, including deterioration of political relations between the United States and other countries, may reduce demand for our solutions or put our non-U.S. assets at risk;

•	potentially limited intellectual property protection in certain countries may limit recourse against infringing on our solutions or cause us to refrain from selling in certain geographic territories;
•	staffing may be difficult along with higher turnover at international operations;
•	a government-controlled exchange rate and limitations on the convertibility of currencies, including the Chinese yuan;
•	transportation delays and customs related delays that may affect production and distribution of our products; and
•	integration and enforcement of laws vary significantly among jurisdictions and may change significantly over time.

Our failure to manage any of these risks successfully could harm our international operations and adversely impact our business, operating results and financial condition.

A security breach or other significant disruption of our IT systems or those of our partners, suppliers or manufacturers, caused by cyberattacks or other means, could have a negative impact on our operations, sales, and operating results.

All IT systems are potentially vulnerable to damage, unauthorized access or interruption from a variety of sources, including but not limited to, cyberattacks, cyber intrusions, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, sabotage, war, insider trading and telecommunication failures. A cyberattack or other significant disruption involving our IT systems or those of our outsource partners, suppliers or manufacturers could result in the unauthorized release of proprietary, confidential or sensitive information of ours or result in virus and malware installation on our devices. Such unauthorized access to, or release of, this information or other security breaches could: (i) allow others to unfairly compete with us, (ii) compromise safety or security, (iii) subject us to claims for breach of contract, tort, and other civil claims, and (iv) damage our reputation. Any or all of the foregoing could have a negative impact on our business, financial condition and results of operations.

We experience lengthy sales cycles for our products and the delay of an expected large order could result in a significant unexpected revenue shortfall.

The purchase of our products is often an enterprise-wide decision for prospective customers, which requires us to engage in sales efforts over an extended period of time and provide a significant level of education to prospective customers regarding the uses and benefits of such devices. Prospective customers, especially the wireless carriers that sell our products, often undertake a prolonged evaluation process that may take from several months to several years in certain cases. Consequently, if our forecasted sales from a specific customer are not realized, we may not be able to generate revenues from alternative sources in time to compensate for the shortfall. The loss or delay of an expected large order could also result in a significant unexpected revenue shortfall. Moreover, to the extent we enter into and deliver our products pursuant to significant contracts earlier than we expected, our operating results for subsequent periods may fall below expectations. We may spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. If we are unable to succeed in closing sales with new and existing customers, our business, operating results and financial condition will be harmed.

We may require additional capital to fund our business and support our growth, and our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects.

We intend to continue to make substantial investments to fund our business and support our growth. In addition, we may require additional funds to respond to business challenges, including the need to develop new features or enhance our solutions, improve our operating infrastructure or acquire or develop complementary businesses and technologies. As a result, in addition to the revenues we generate from our business, we may need to engage in additional equity or debt financings to provide the funds required for these and other business endeavors. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain such additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely impacted. In addition, our inability to generate or obtain the financial resources needed may require us to delay, scale back, or eliminate some or all of our operations, which may have a significant adverse impact on our business, operating results and financial condition.

We have a limited history of high-volume commercial production of our devices, and we may face manufacturing capacity constraints.

We have limited history and experience in high-volume commercial production of our devices. For example, we launched our first high-volume products in March 2018. Because of this limited production history, we face challenges in predicting our business and evaluating its prospects, which may result in breakdowns of our ability to timely supply our devices to our customers. Moreover, we face manufacturing capacity constraints that present further risks to our business. If overall demand of our devices increases in the future, we will need to expand our manufacturing capacity in a cost-efficient manner. Failing to meet customer demand due to our failure to successfully address these risks and challenges could adversely impact our reputation and future sales, which would significantly harm our business, results of operations and financial condition.

Our ability to use our net operating losses to offset future taxable income will be subject to certain limitations.

As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $24.4 million and $9.6 million, respectively, due to prior period losses, a portion of which expire in various years beginning in 2035 and 2032, respectively, if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, or the Tax Act, the amount of post 2017 NOLs that we are permitted to deduct from U.S. federal income taxes in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely without expiration. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

The unfavorable outcome of any future litigation, arbitration or administrative action could have a significant adverse impact on our financial condition or results of operations.

From time to time we are a party to litigation, arbitration, or administrative actions. Our financial results and reputation could be negatively impacted by unfavorable outcomes to any future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act, the U.K. Bribery Act, or other anti-corruption laws. There can be no assurances as to the favorable outcome of any litigation or administrative proceedings. In addition, it can be very costly to defend litigation or administrative proceedings and these costs could negatively impact our financial results.

The nature of our business may result in undesirable press coverage or other negative publicity, which would adversely impact our brand identity, future sales and results of operations.

Our solutions are used to assist law enforcement and other public safety personnel in situations involving public safety. The incidents in which our solutions are deployed may involve injury, loss of life and other negative outcomes, and such events are likely to receive negative publicity. Such negative publicity could have an adverse impact on new sales or renewals or expansions of coverage areas by existing customers, which would adversely impact our financial results and business.

Changes in the availability of federal funding to support local public safety or other public sector efforts could impact our opportunities with public sector end customers.

Many of our public sector end customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local public safety or other public sector efforts could result in our end customers having less access to funds required to continue, renew, expand or pay for our solutions. For example, changes in policies with respect to “sanctuary cities” may result in a reduction in federal funds available to our current or potential end customers. Additionally, the recent U.S. government partial shutdown, and any future U.S. government shutdowns, could result in delayed public safety spending or re-allocation of funding into other areas of public safety. If federal funding is reduced or eliminated and our end customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

Economic uncertainties or downturns, or political changes, could limit the availability of funds available to our customers and potential customers, which could significantly adversely impact our business.

Current or future economic uncertainties or downturns could adversely impact our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare and terrorist attacks in North America, Europe, the Asia Pacific region or elsewhere, could cause a decrease in funds available to our customers and potential customers and negatively affect the growth rate of our business.

These economic conditions may make it extremely difficult for our customers and us to forecast and plan future budgetary decisions or business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our solutions, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times or as a result of political changes, our customers may tighten their budgets and face constraints in gaining timely access to sufficient funding or other credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely impact our financial results.

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry, or the impact of political changes. If the economic conditions of the general economy or industries in which we operate worsen from present levels, or if recent political changes result in less funding being available to purchase our solutions, our business, operating results and financial condition could be adversely impacted.

We are subject to anti-corruption, anti-bribery, anti-money laundering, economic sanctions, export control, and similar laws. Non-compliance with such laws can subject us to criminal or civil liability and harm our business, revenues, financial condition and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international presence, we may engage with distributors and third-party intermediaries to market our solutions and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. In particular, the United States prohibits U.S. persons from engaging with individuals and entities identified as “Specially Designated Nationals,” such as terrorists and narcotics traffickers. These prohibitions are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC. OFAC rules prohibit U.S. persons from engaging in, or facilitating a foreign person’s engagement in, transactions with or relating to the prohibited individual, entity or country, and require the blocking of assets in which the individual, entity or country has an interest. Blocked assets (e.g., property or bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Other countries in which we operate, including Canada and the United Kingdom, also maintain economic and financial sanctions regimes.

Some of our solutions, including software updates and third-party accessories, may be subject to U.S. export control laws, including the Export Administration Regulations; however, the vast majority of our products are non-U.S.-origin items, developed and manufactured outside of the United States, and therefore not subject to these laws. For third-party accessories, we rely on manufactures to supply the appropriate export control classification numbers that determine our obligations under these laws.

We cannot assure you that our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international presence, our risks under these laws, rules, and regulations may increase. Further, any change in the applicability or enforcement of these laws, rules, and regulations could adversely impact our business operations and financial results.

Detecting, investigating and resolving actual or alleged violations can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, anti-money laundering, or economic sanctions laws, rules, and regulations could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, revenues, financial condition, and results of operations would be significantly harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, financial condition and results of operations.

Foreign currency fluctuations may reduce our competitiveness and sales in foreign markets.

The relative change in currency values creates fluctuations in product pricing for international customers. These changes in foreign end-customer costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets. These changes may also negatively impact the financial condition of some foreign customers and reduce or eliminate their future orders of our products.

We are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws and regulations.

Our operations and the products we manufacture and/or sell are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws and regulations. Compliance with such existing or future laws and regulations could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what solutions we can offer and generally impact our financial performance. Our products are designed for use in potentially explosive or hazardous environments. If our product design fails for any reason in such environments, we may be subject to product liabilities and future costs. In addition, some of these laws are environmental and relate to the use, disposal, remediation, emission and discharge of, and exposure to hazardous substances. These laws often impose liability and can require parties to fund remedial studies or actions regardless of fault. Environmental laws have tended to become more stringent over time and any new obligations under these laws could have a negative impact on our operations or financial performance.

Laws focused on the energy efficiency of electronic products and accessories, recycling of both electronic products and packaging, reducing or eliminating certain hazardous substances in electronic products, and the transportation of batteries continue to expand significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, the transportation of lithium-ion batteries, and other aspects are also proliferating. There are also demanding and rapidly changing laws around the globe related to issues such as product safety, radio interference, radio frequency radiation exposure, medical related functionality, and consumer and social mandates pertaining to use of wireless or electronic equipment. These laws, and changes to these laws, could have a substantial impact on whether we can offer certain products, solutions, and services, and on what capabilities and characteristics our products or services can or must include.

These laws and regulations impact our products and could negatively impact our ability to manufacture and sell products competitively. In addition, we anticipate that we will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products, increasing energy efficiency and providing additional accessibility.

Changes in laws and regulations concerning the use of telecommunication bandwidth could increase our costs and adversely impact our business.

Our business depends on our ability to sell devices that use telecommunication bandwidth allocated to licensed and unlicensed wireless services, and that use of that bandwidth is subject to laws and regulations that are subject to change over time. Changes in the permitted uses of telecommunication bandwidth, reallocation of such bandwidth to different uses, and new or increased regulation of the capabilities, manufacture, importation, and use of devices that depend on such bandwidth could increase our costs, require costly modifications to our products before they are sold, or limit our ability to sell those products in to our target markets. In addition, we are subject to regulatory requirements for certification and testing of our products before they can be marketed or sold. Those requirements may be onerous and expensive. Changes to those requirements could result in significant additional costs and could adversely impact our ability to bring new products to market in a timely fashion.

Failure of our suppliers, subcontractors, distributors, resellers, and representatives to use acceptable legal or ethical business practices, or to fail for any other reason, could negatively impact our business.

We do not control the labor and other business practices of our suppliers, subcontractors, distributors, resellers and third-party sales representatives, or TPSRs, and cannot provide assurance that they will operate in compliance with applicable rules, and regulations regarding working conditions, employment practices, environmental compliance, anti-corruption, and trademark a copyright and patent licensing. If one of our suppliers, subcontractors, distributors, resellers, or TPSRs violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated, and our reputation could be damaged. If one of our suppliers or subcontractors fails to procure the necessary license rights to trademarks, copyrights or patents, legal action could be taken against us that could impact the saleability of our products and expose us to financial obligations to a third party. Any of these events could have a negative impact on our sales and results of operations.

Moreover, any failure of our suppliers, subcontractors, distributors, resellers and TPSRs, for any reason, including bankruptcy or other business disruption, could disrupt our supply or distribution efforts and could have a negative impact on our sales and results of operations.

Natural or man-made disasters and other similar events may significantly disrupt our business, and negatively impact our operating results and financial condition.

Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, and power outages, which may render it difficult or impossible for us to operate our business for some period of time. For example, our corporate headquarters is located in the San Francisco Bay Area, a region known for seismic activity. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business and operating results, and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a significant adverse impact on our business, operating results and financial condition. In addition, the facilities of significant vendors may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or significant adverse impact on our business.

We are subject to a wide range of privacy and data security laws, regulations and other legal obligations.

Personal privacy and information security are significant issues in the United States and the other jurisdictions in which we operate or make our products and applications available. The legislative and regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission, or FTC, and various state, local and foreign agencies. We may collect personally identifiable information, or PII, and other data from our customers. We use this information to provide services to our customers and to support, expand and improve our business. We may also share customers’ PII with third parties as allowed by applicable law and agreements and authorized by the customer or as described in our privacy policy.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, transfer, use and storage of PII. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws as imposing standards for the online collection, use and dissemination of data. Many foreign countries and governmental bodies, including Canada, the European Union and other relevant jurisdictions, have laws and regulations concerning the collection and use of PII obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, effective May 2018 which may impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the obligations imposed by the governments of the foreign jurisdictions in which we do business or seek to do business and we may be required to make significant changes in our business operations, all of which may adversely impact our revenues and our business overall.

Although we are working to comply with those federal, state, and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our products or applications. At state level, lawmakers continue to pass new laws concerning privacy and data security. Particularly notable in this regard is the California Consumer Privacy Act, or CCPA, which will become effective on January 1, 2020. The CCPA will introduce significant new disclosure obligations and provide California consumers with significant new privacy rights. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of PII or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse impact on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely impact our business.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use PII for certain purposes. In addition, a foreign government could require that any PII collected in a country not be disseminated outside of that country, and we are not currently equipped to comply with such a requirement.

We are exposed to risks associated with strategic acquisitions and investments.

We may consider strategic acquisitions of companies with complementary technologies or intellectual property in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products, services and employees. We may not realize the anticipated benefits of these acquisitions or the benefits of any other acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

Acquisitions and other strategic decisions involve numerous risks, including:

•	problems integrating and divesting the operations, technologies, personnel, services or products over geographically disparate locations;
•	unanticipated costs, taxes, litigation and other contingent liabilities;
•

continued liability for discontinued businesses and pre-closing activities of divested businesses or certain post-closing liabilities which we may agree to assume as part of the transaction in which a particular business is divested;

•	adverse impacts on existing business relationships with suppliers and customers;
•	cannibalization of revenues as customers may seek multi-product discounts;
•	risks associated with entering into markets in which we have no, or limited, prior experience;
•	incurrence of significant restructuring charges if acquired products or technologies are unsuccessful;
•	significant diversion of management’s attention from our core business and diversion of key employees’ time and resources;
•	licensing, indemnity or other conflicts between existing businesses and acquired businesses;
•	inability to retain key customers, distributors, suppliers, vendors and other business relations of the acquired business; and
•	potential loss of our key employees or the key employees of an acquired organization or as a result of discontinued businesses.

Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, service offerings, technologies or employees into our existing business and operations. Future acquisitions and divestitures may not be well-received by the investment community, which may cause the value of our stock to fall. We cannot ensure that we will be able to identify or complete any acquisition, divestiture or discontinued business in the future. Further, the terms of our indebtedness constrain our ability to make and finance additional acquisitions or divestitures.

If we acquire businesses, new products, service offerings or technologies in the future, we may incur significant acquisition-related costs. In addition, we may be required to amortize significant amounts of finite-lived intangible assets and we may record significant amounts of goodwill or indefinite-lived intangible assets that would be subject to testing for impairment. We have in the past and may in the future be required to write off all or part of the intangible assets or goodwill associated with these investments that could harm our operating results. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our cash and investments. Acquisitions could also cause operating margins to fall depending on the businesses acquired.

Our strategic investments may involve joint development, joint marketing, or entry into new business ventures, or new technology licensing. Any joint development efforts may not result in the successful introduction of any new products or services by us or a third party, and any joint marketing efforts may not result in increased demand for our products or services. Further, any current or future strategic acquisitions and investments by us may not allow us to enter and compete effectively in new markets or enhance our business in our existing markets and we may have to impair the carrying amount of our investments.

The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could harm our results of operations.

On December 22, 2017, U.S. President Donald Trump signed into law the Tax Act that significantly reforms the Code. The Tax Act, among other things, includes changes to U.S. federal corporate income tax rate, imposes significant additional limitations on the deductibility of interest, allows for the accelerated expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to analyze the impact that the Tax Act may have on our business. Notwithstanding the reduction in the U.S federal corporate income tax rate, the overall impact of the Tax Act is uncertain, and our business and financial condition could be harmed.

We could be adversely impacted by changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters that are relevant to our businesses, including, but not limited to, revenue recognition, asset impairment, inventories, customer rebates and other customer consideration, tax matters, and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. New accounting guidance may also require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing future accounting guidance related to revenue, accounting for leases and other areas could require us to make significant changes to our accounting systems, impact existing debt agreements and result in adverse changes to our financial statements.

Risks Related to Our Intellectual Property

If we are unable to successfully protect our intellectual property, our competitive position may be harmed.

Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely on a combination of patents, patent applications, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We also enter, and plan to continue to enter, into confidentiality, invention assignment or license agreements with our employees, consultants and other parties with whom we contract, and control access to and distribution of our software, documentation and other proprietary information. The steps we take to protect our intellectual property may be inadequate, and it is possible that some or all of our confidentiality agreements will not be honored and certain contractual provisions may not be enforceable. Existing trade secret, trademark and copyright laws offer only limited protection. Unauthorized parties may attempt to copy aspects of our products or obtain and use information which we regard as proprietary. Policing unauthorized use of our products is difficult, time consuming and costly, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, the effect of either of which would harm our competitive position in the market. Furthermore, disputes can arise with our strategic partners, customers or others concerning the ownership of intellectual property.

Others may claim that we infringe on their intellectual property rights, which may result in costly and time-consuming litigation and could delay or otherwise impair the development and commercialization of our products.

In recent years, there has been a significant increase in litigation in the United States involving patents and other intellectual property rights, and because our products are comprised of complex technology, we are often involved in or impacted by assertions, including both requests to take licenses and litigation, regarding infringement of patent and other intellectual property rights of third parties. Third parties have asserted, and in the future may assert, intellectual property infringement claims against us and against our channel partners, end customers and suppliers. Many of these assertions are brought by non-practicing entities whose principal business model is to secure patent licensing revenues from product manufacturing companies. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our intellectual property rights. Defending any such claims, with or without merit, including pursuant to indemnity obligations, could be time consuming, expensive, cause product shipment delays or require us to enter into a royalty or licensing agreement, any of which could delay the development and commercialization of our products or reduce our margins. If we are unable to obtain a required license, our ability to sell or use certain products may be impaired. In addition, if we fail to obtain a license, or if the terms of the license are burdensome to us, our operations could be significantly harmed.

Our use of open source software could subject us to possible litigation or otherwise impair the development of our products.

A portion of our technologies incorporates open source software, including open source operating systems such as Android, and we expect to continue to incorporate open source software into our platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and their application to the open source software integrated into our proprietary technology platform may be uncertain. If we fail to comply with these licenses, then pursuant to the terms of these licenses, we may be subject to certain requirements, including requirements that we make available the source code for our software that incorporates the open source software. We cannot assure you that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable licenses or our current policies and procedures. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could incur significant legal expenses defending against such allegations. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our technology platform.

With respect to open source operating systems, if third parties cease continued development of such operating systems or restrict our access to such operating system, our business and financial results could be adversely impacted. We are dependent on third parties’ continued development of operating systems, software application ecosystem infrastructures, and such third parties’ approval of our implementations of their operating and system and associated applications. If such parties cease to continue development or support of such operating systems or restrict our access to such operating systems, we would be required to change our strategy for our devices. As a result, our financial results could be negatively impacted because a resulting shift away from the operating systems we currently use and the associated applications ecosystem could be costly and difficult.

Our inability to obtain and maintain any third-party license required to develop new products and product enhancements could seriously harm our business, financial condition and results of operations.

From time to time, we are required to license technology from third parties to develop new products or product enhancements. For example, we have entered into worldwide intellectual property cross license agreements or other technology license agreements with a number of global technology companies in the mobile telecommunications market. Third-party licenses may not be available to us on commercially reasonable terms, or at all. If we fail to renew any intellectual property license agreements on commercially reasonable terms, or any such license agreements otherwise expire or terminate, we may not be able to use the patents and technologies of these third parties in our products, which are critical to our success. We cannot assure you that we will be able to effectively control the level of licensing and royalty fees paid to third parties, and significant increase in such fees could have a significant and adverse impact on our future profitability. Seeking alternative patents and technologies may be difficult and time-consuming, and we may not be successful in finding alternative technologies or incorporating them into our products. Our inability to obtain any third-party license necessary to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards, or at greater cost, which could seriously harm our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The market price of our common stock is likely to be volatile and could fluctuate or decline, resulting in substantial loss of your investment.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk factors” section or otherwise, and other factors beyond our control, such as fluctuations in the valuations of companies perceived by investors to be comparable to us.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market in general, or in our industry in particular;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products and services by us or our competitors;
•	sales, or anticipated sales, of large blocks of our stock;
•	issuance of new or changed securities analysts’ reports or recommendations;
•

failure of industry or securities analysts to maintain coverage of our company, changes in financial estimates by any industry or securities analysts that follow our company, or our failure to meet such estimates;

•	additions or departures of key personnel;
•	regulatory or political developments;
•	changes in accounting principles or methodologies;
•	acquisitions by us or by our competitors;
•	litigation and governmental investigations; and
•	economic, political and geopolitical conditions or events.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

Our executive officers and directors, and their affiliated entities, along with our two other largest stockholders, own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors, together with entities affiliated with such individuals, along with our five other largest stockholders, will beneficially own a majority of our common stock as of immediately following the consummation of our IPO. Accordingly, these stockholders may, as a practical matter, continue to be able to control the election of a majority of our directors and the determination of all corporate actions after this offering. This concentration of ownership could delay or prevent a change in control of the Company.

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause our stock price to decline

The market price of our common stock could decrease significantly as a result of sales of a large number of shares of our common stock in the public market, and the perception that these sales could occur may also depress the market price of our common stock.  Our directors, executive officers and other holders of our common stock are subject to lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days following the date of our Prospectus.  Following the expiration of such lock-up agreements, certain stockholders will be entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares issued under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.

The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse or upon registration of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Since we do not expect to pay any cash dividends for the foreseeable future, investors may be forced to sell their stock in order to obtain a return on their investment.

We do not anticipate declaring or paying in the foreseeable future any cash dividends on our capital stock. Instead, we plan to retain any earnings to finance our operations and growth plans discussed elsewhere or incorporated by reference in this Quarterly Report on Form 10-Q. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or describe us or our business in a negative manner, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

If we fail to maintain proper and effective internal controls or are unable to remediate any deficiencies or weaknesses in our internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. Section 302 of the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures in our quarterly and annual reports and, beginning with our annual report for the year ending 2020, Section 404 of the Sarbanes-Oxley Act requires that we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to IPO, we have never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. With respect to the year ended December 31, 2018, we identified two material weaknesses in our internal controls over financial reporting related to accounting for revenue recognition and inventory reporting. Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

If the material weakness in our internal controls is not fully remediated or if additional material weaknesses are identified, those material weaknesses could cause us to fail to meet our future reporting obligations, reduce the market’s confidence in our financial statements, harm our stock price and subject us to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In addition, our common stock may not be able to remain listed on Nasdaq or any other securities exchange. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements will be time-consuming and will result in increased costs to us and could have a negative effect on our results of operations, financial condition or business.

As a public company, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a significant adverse impact on our results of operations, financial condition or business.

As an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Some provisions of Delaware law and our certificate of incorporation and bylaws may delay or prevent a change in control, and may discourage bids for our common stock at a premium over its market price.

Our certificate of incorporation and bylaws provide for, among other things:

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•	advance notice requirements for stockholder proposals; and
•	certain limitations on convening special stockholder meetings.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions than you desire.

Additionally, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL. These provisions prohibit large stockholders, in particular a stockholder owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless this stockholder receives board approval for the transaction or 66 2/3% of the shares of voting stock not owned by the stockholder approve the merger or transaction. These provisions of Delaware law may have the effect of delaying, deferring or preventing a change in control, and may discourage bids for our common stock at a premium over its market price.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, agents or trustees to us or our stockholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. Under our amended and restated certificate of incorporation, this exclusive forum provision will not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, jurisdiction over which is exclusively vested by statute in the U.S. federal courts. This exclusive choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. If a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a significant impact on our business, financial condition and results of operations.

Our amended and restated certificate of incorporation designates the U.S. federal district courts as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We may be unable to enforce these provisions.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provision. The Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If this ultimate adjudication were to occur, we would seek to enforce the federal district court exclusive forum provision in our amended and restated certificate of incorporation, which would result in additional costs and divert management. If we face relevant litigation and are unable to enforce these provisions, we may incur additional costs associated with resolving such matters in other jurisdictions, which could harm our business, financial condition, or results of operations.

Our future quarterly results of operations may fluctuate significantly due to a wide range of factors, including reliance on our carrier distribution channels, significant competition and seasonality in our business, which makes our future results difficult to predict.

Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, many of which are outside of our control, including:

•	the expansion of our customer base;
•	the renewal of sales arrangements with, and expansion of coverage areas by, existing channel partners;
•	the size, timing and terms of our sales to both existing and new channel partners;
•	the introduction of products or services that may compete with us for the limited funds available to our customers, and changes in the cost of such products or services;
•	changes in our customers’ and potential customers’ budgets;
•	our ability to control costs, including our operating expenses;
•	our ability to hire, train and maintain our direct sales force;
•	the timing of satisfying revenue recognition criteria in connection with initial deployment and renewals;
•	fluctuations in our effective tax rate; and
•	general economic and political conditions, both domestically and internationally.

Any one of these or other factors discussed elsewhere in this Quarterly Report on Form 10-Q may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

In addition, we have experienced, and expect to continue to experience, first quarter seasonality due, among other things, to customer capital spending patterns and the timing of our planned expenses. Such seasonality could have a significant adverse impact on our results of operations, particularly for our quarters ending March 31.

Because of the fluctuations described above, our ability to forecast revenues is limited and we may not be able to accurately predict our future revenues or results of operations. In addition, we base our current and future expense levels on our operating plans and sales forecasts, and our operating expenses are expected to be relatively fixed in the short term. Accordingly, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely impact our financial results for that quarter. The variability and unpredictability of these and other factors could result in our failing to meet or exceed financial expectations for a given period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

From January 1, 2019 to March 31, 2019, 54,720 shares of common stock were issued upon the exercised of outstanding options at a weighted average exercise price of $0.75 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe that the transactions described above were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On May 14, 2019, we closed our IPO in which we sold 3,571,429 shares of our common stock at a price of $11.00 per share. On May 22, 2019, we sold an additional 505,714 shares of common stock, and our selling stockholder sold 30,000 shares of common stock, at a price to the public of $11.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares.  The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230887), which was declared effective by the SEC on May 9, 2019. We raised approximately $37.6 million in net proceeds after deducting underwriting discounts and commissions of $3.1 million and offering expenses paid by us of approximately $4.1 million.

We intend to use the net proceeds of our IPO for general corporate purposes, including working capital, expanded sales and marketing activities, increased research and development expenditures and funding our growth strategies. We may also use a portion of the net proceeds from the offering to prepay the outstanding principal amount and accrued interest under the subordinated secured convertible promissory note issued to B. Riley Principal Investments, LLC in a principal amount of $12 million, including prepayment penalties. We used a portion of the net proceeds to satisfy tax withholding and remittance obligations related to the restricted stock award granted to our chief executive officer immediately following the closing of the IPO, or the RSA Settlement The representatives of the underwriters for our IPO were Oppenheimer & Co. Inc. and Lake Street Capital Markets, LLC.  With the exception of the RSA Settlement, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.2	May 17, 2019

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

10.1	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019

10.2	2019 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-230887	10.2	April 29, 2019

10.3	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019

10.4	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-230887	10.4	April 15, 2019

10.7	Employment Agreement, by and between the Registrant and Charles Becher, dated February 7, 2019.	S-1	333-230887	10.7	April 15, 2019

10.8	English language summary of Shenzhen Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated January 15, 2019.	S-1/A	333-230887	10.14	April 29, 2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: June 24, 2019	By:	/s/ Robert Plaschke
Robert Plaschke
Chief Executive Officer

Date: June 24, 2019	By:	/s/ James Walker
James Walker
Chief Financial Officer