Form 10-Q
period 2019-06-30
SONIM TECHNOLOGIES INC
filed 2019-08-13
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2019, the registrant had 20,357,783 shares of common stock, $0.001 par value per share, outstanding.

i

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2019 and DECEMBER 31, 2018 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$15,694	$13,049
Accounts receivable, net	31,296	18,877
Inventory	26,495	21,831
Prepaid expenses and other current assets	9,484	10,111
Total current assets	82,969	63,868
Property and equipment, net	1,037	1,071
Other assets	1,907	2,406
Total assets	$85,913	$67,345
Liabilities and stockholders’ equity
Current portion of long-term debt	$227	$301
Accounts payable	18,972	27,295
Accrued expenses	17,325	16,381
Deferred revenue	305	4,223
Total current liabilities	36,829	48,200
Income tax payable	939	807
Long-term debt, less current portion	13,067	13,209
Total liabilities	50,835	62,216
Stockholders' equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 20,344,258 and 15,591,357 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	20	15
Additional paid-in capital	190,874	148,641
Accumulated deficit	(155,816)	(143,527)
Total stockholders’ equity	35,078	5,129
Total liabilities and stockholders’ equity	$85,913	$67,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net revenues	$43,747	$31,450	$70,231	$49,640
Cost of revenues	28,937	20,910	46,041	33,837
Gross profit	14,810	10,540	24,190	15,803
Operating expenses:
Research and development	8,233	5,625	16,635	10,767
Sales and marketing	4,218	2,866	7,943	5,409
General and administrative	7,424	1,453	9,900	3,045
Total operating expenses	19,875	9,944	34,478	19,221
Income (loss) from operations	(5,065)	596	(10,288)	(3,418)
Interest expense	(555)	(472)	(977)	(879)
Other expense, net	(6)	(99)	(272)	(216)
Income (loss) before income taxes	(5,626)	25	(11,537)	(4,513)
Income tax expense	(457)	(148)	(752)	(681)
Net loss	(6,083)	(123)	(12,289)	(5,194)
Cumulative dividends on Series A, Series A-1 and Series A-2 preferred shares	—	(3,000)	—	(5,967)
Net loss attributable to common stockholders	$(6,083)	$(3,123)	$(12,289)	$(11,161)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(3.01)	$(0.73)	$(10.78)
Weighted–average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,120,143	1,036,059	16,950,375	1,035,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	For the Three Months Ended				For the Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Convertible preferred stock:
Balance, beginning of period	—	$—	11,906,783	$80,397	—	$—	11,906,783	$80,397
Issuance of shares	—	—	—	—	—	—	—	—
Balance, at end of period	—	$—	11,906,783	$80,397	—	$—	11,906,783	$80,397

Common stock:
Balance, beginning of period	15,873,705	$16	1,035,570	$1	15,591,357	$15	1,027,113	$1
Issuance of common stock	—	—	—	—	227,628	1	—	—
Issuance of common stock upon IPO	4,077,143	4	—	—	4,297,901	4	—	—
Net issuance of restricted stock award	220,758	—	—	—	—	—	—	—
Exercise of stock options	17,314	—	1,520	—	72,034	—	9,977	—
Exercise of warrants	155,338	—	—	—	155,338	—	—	—
Balance, at end of period	20,344,258	20	1,037,090	1	20,344,258	20	1,037,090	1

Additional paid-in capital:
Balance, beginning of period	—	150,332	—	54,936	—	148,641	—	54,892
Issuance of common stock, net of issuance costs	—	—	—	—	—	1,603	—	—
Issuance of common stock upon IPO, net of issuance costs	—	36,845	—	—	—	36,845	—	—
Taxes paid on net issuance of restricted stock award	—	(1,897)	—	—	—	(1,897)	—	—
Exercise of stock options	—	14	—	—	—	55	—	11
Exercise of warrants	—	23	—	—	—	23	—	—
Employee and nonemployee stock-based compensation	—	5,557	—	33	—	5,604	—	66
Balance, at end of period	—	190,874	—	54,969	—	190,874	—	54,969

Accumulated deficit:
Balance, beginning of period	—	(149,733)	—	(149,875)	—	(143,527)	—	(144,804)
Net loss	—	(6,083)	—	(123)	—	(12,289)	—	(5,194)
Balance, at end of period	—	(155,816)	—	(149,998)	—	(155,816)	—	(149,998)

Total stockholders' equity (deficit)	—	$35,078	—	$(95,028)	—	$35,078	—	$(95,028)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	Six Months Ended
	June 30
	2019	2018
Cash flows from operating activities:
Net loss	$(12,289)	$(5,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,075	831
Stock-based compensation	5,604	66
Trade-in guarantee	(268)	—
Noncash interest expense	50	556
Deferred income taxes	(11)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(12,420)	(7,921)
Inventory	(4,664)	(4,930)
Prepaid expenses and other current assets	627	(4,770)
Other assets	(41)	(4)
Accounts payable	(9,868)	10,686
Accrued expenses	937	4,306
Deferred revenue	(3,649)	1,272
Income tax payable	133	224
Net cash used in operating activities	(34,784)	(4,887)
Cash flows from investing activities:
Purchase of property and equipment	(247)	(255)
Development of tooling and purchased software licenses	(244)	(1,233)
Net cash used in investing activities	(491)	(1,488)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	—	5,000
Proceeds on line of credit	5,614	45,566
Repayment on line of credit	(5,878)	(44,702)
Proceeds from issuance of common stock, net of costs	1,604	—
Proceeds from issuance of common stock upon IPO, net of costs	38,399	—
Taxes paid on net Issuance of restricted stock award	(1,897)	—
Cost associated with amendments to credit agreements	—	(48)
Proceeds from exercise of warrants	23	—
Proceeds from exercise of stock options	55	11
Net cash provided by financing activities	37,920	5,827
Net increase (decrease) in cash and cash equivalents	2,645	(548)
Cash and cash equivalents at beginning of period	13,049	1,581
Cash and cash equivalents at end of period	$15,694	$1,033
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,055	$188
Cash paid for income taxes	352	61
Non-cash investing and financing activities:
Other assets included in accounts payable	1	199
IPO issuance costs included in accounts payable	1,550	—

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

Financial Statement Presentation—The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited consolidated financial statements for the year ended December 31, 2018, as filed with the SEC on Form S-1 (the “2018 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations. The unaudited condensed consolidated balance sheet at December 31, 2018 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements.

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

Estimates —The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, but are not limited to, estimates related to revenue recognition; valuation assumptions regarding the determination of the fair value of common stock, as well as stock options and warrants; the useful lives of our long-lived assets; product warranties; loss contingencies; and the recognition and measurement of income tax assets and liabilities, including uncertain tax positions; The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Significant accounting policies — There have been no material changes in the accounting policies from those disclosed in the 2018 Report.

Revenue Recognition —We recognize revenues primarily from the sale of products. We also enter into multiple-element agreements that include a combination of products and Non-Recurring Engineering (“NRE”) services.

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

Initial Public Offering (“IPO”) —On May 14, 2019, the Company closed an initial public offering (“IPO’) in which the Company sold 3,571,429 shares of its common stock, at a price to the public of $11.00 per share. On May 22, 2019, the Company sold an additional 505,714 shares of common stock, and our Chief Executive Officer sold 30,000 shares of common stock, at a price to the public of $11.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares.  The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230887), which was declared effective by the SEC on May 9, 2019. The Company raised approximately $36,849 in net proceeds, after deducting underwriting discounts and commissions of $3,139 and offering expenses paid by us of approximately $4,861 . Offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s IPO, are offset against proceeds from the IPO within stockholders’ equity. As of December 31, 2018, there was $63 of deferred offering costs within other non-current assets on the condensed consolidated balance sheets. During the six months ended June 30, 2019, $4,861 in deferred offering costs were incurred, and charged to additional paid in capital. $1,550 issuance cost was unpaid and charged to accounts payable/accrued expenses as of June 30, 2019.

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

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of ASU 2017-11 did not have an impact on the Company’s condensed consolidated financial statements for the periods presented.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a liability associated with obligations to make payments under the terms of the arrangement in addition to a right-of-use asset representing the lessee’s right to use, or control the use of the given asset assumed under the lease. The standard will be effective for nonpublic business entities for annual reporting periods beginning after December 15, 2019. The Company is currently evaluating this new standard and the impact it will have on its consolidated financial statements, information technology systems, process, and internal controls.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as amended, which affect various aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendment is effective for nonpublic business entities for annual periods beginning after December 15, 2018. Early application of certain provisions is permitted. The Company is in the process of determining the potential effects of this ASU on its consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

In May 2014, the FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard has a five-step approach which includes identifying the contract or contracts, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing revenue. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard may, in certain circumstances, impact the timing of when revenue is recognized for products shipped, and the timing and classification of certain sales incentives, which are expected to generally be recognized earlier than historical guidance. The standard also significantly expands the quantitative and qualitative disclosure requirements for revenue, which are intended to help users of financial statements understand the nature, amount, timing and uncertainty of revenue and the related cash flows. The standard will be effective for nonpublic business entities beginning for annual periods after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019. While, early adoption is permitted, we plan to adopt the standard when it is effective for us in 2019.

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at June 30, 2019 and 2018, and December 31, 2018.

Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices.

The warrant liability was classified within level 3 of the fair value hierarchy because there was no active market for the warrant or for similar warrants. The fair value of the Series A and Series B warrants at June 30, 2018, was estimated by first applying a weighting of the income approach and the market approach to determine the equity value of the Company. An Option-Pricing Method (“OPM”) was then used to allocate the total equity value of the Company to the different classes of equity according to their rights and preferences. As the Company was a private company at June 30, 2018, the fair value measurement was based on significant inputs that are not observable in the market thus represents Level 3 inputs. As of June 30, 2019, and December 31, 2018, as a result of the Company’s November 2018 stock conversion of preferred shares into common shares, all Series A and Series B warrants outstanding are now exercisable into common stock and are no longer required to be remeasured at fair value on a recurring basis.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$13,250	$—	$—	$13,250

Liabilities:
Trade-in Guarantee**	$—	$—	$—	$—

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$11,006	$—	$—	$11,006

Liabilities:
Trade-in Guarantee**	$—	$—	$268	$268

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.
**	Included in deferred revenue on the condensed consolidated balance sheets.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the six months ended June 30, 2019 and 2018:

	Warrant	Trade-In
	Liability	Guarantee
Balance at January 1, 2019	$—	$268
Recognition of revenue	—	(268)
Balance at June 30, 2019	$—	$—

Balance at January 1, 2018	$3,785	$805
Recognition of revenue	—	—
Change in fair value	—	—
Balance at June 30, 2018	$3,785	$805

NOTE 3 —Inventory

Inventory consisted of the following:

	June 30, 2019	December 31, 2018
Devices - for resale	$15,272	$11,319
Work in process	3,719	—
Raw materials	5,470	8,826
Accessories	2,034	1,686
	$26,495	$21,831

NOTE 4 —Warranty Liability

The table below sets forth the activity in the warranty liability, which is included in accrued expenses on the condensed consolidated balance sheets for the six months ended June 30, 2019 and 2018:

Balance, January 1, 2019	$1,103
Additions	874
Cost of warranty claims	(552)
Balance, June 30, 2019	$1,425

Balance, January 1, 2018	$1,742
Additions	387
Cost of warranty claims	(569)
Balance, June 30, 2018	$1,560

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 5 —Borrowings

Senior Credit Agreement

The Company has a loan and security agreement (“the EWB Loan Agreement”) with East West Bank (the “Senior Lender”). The maximum borrowings available under the line of credit is $8,000 and will bear interest at 1% plus the Prime Rate with a maturity date of November 2019.

As of both June 30, 2019 and December 31, 2018, the Company had remaining borrowing capacity of $8,000 against the line of credit.

Long-Term Debt

Riley Loan— On October 26, 2017 (the “Effective Date”), the Company entered into a Subordinated Term Loan and Security agreement (the “Riley Loan Agreement”) with B. Riley Principal Investments, LLC (“BRPI”), an affiliate of B. Riley Financial, Inc., a shareholder of the Company. Under the original Riley Loan Agreement, the Company could borrow principal up to $10,000 via a subordinated secured convertible promissory note (the “Convertible Note”), with an optional conversion feature as described below.

During the year ended December 31, 2018, the Company amended the Riley Loan Agreement to increase the available aggregate principal borrowings to $12,000. The 2018 amendments did not change the terms of the original Riley Loan Agreement other than to provide a waiver of the defined prepayment penalties if any repayment does not reduce the principal amount outstanding below $10,000. The Riley Loan Agreement, as amended, matures on September 1, 2022 (the “Maturity Date”) and carries a stated interest rate of 10% and provided that the first year of interest be compounded into the principal on October 26, 2018, with interest-only payments beginning thereafter.

As of both June 30, 2019 and December 31, 2018, the total outstanding borrowings under the Riley Loan Agreement, as amended, was $12,000 and total accrued interest as of June 30, 2019 and December 31, 2018 were $1,109, and $1,001.

Optional Conversion— On November 2, 2018, in conjunction with the Company’s conversion of all of its outstanding shares of preferred stock into shares of common stock (See Note 6) and the 15-to-1 reverse stock split, the Company amended the optional conversion terms of its existing Convertible Note. As amended, the Convertible Note provides that at any time, on or prior to the Maturity Date, BRPI may elect to convert principal amounts outstanding, including accrued interest, as limited below, into shares of common stock at $8.87 per share. The number of shares of common stock to be issued upon conversion is limited to the sum of (A) the lesser of (i) the principal outstanding and (ii) the aggregate principal amount borrowed under the Riley Loan Agreement to date multiplied by the Designated Percentage as described below, and (B) accrued interest. The “Designated Percentage” is one hundred percent (100%) if the conversion date is prior to the first anniversary of the Effective Date, seventy-five percent (75%) in Year 2 of the Riley Loan Agreement, fifty percent (50%) in Year 3, twenty-five percent (25%) in Year 4, and twelve and a half of percent (12.5%) in the final year of the Riley Loan Agreement on or prior to the Maturity Date.

Promissory Notes Payable—In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements would be paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $582 and $718 at June 30, 2019 and December 31, 2018, respectively.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Other Financing Arrangements—In 2017, the Company entered into three financing arrangements totaling approximately $472 with remaining maturity dates of June 2020 and August 2020. As of June 30, 2019, and December 31, 2018, the remaining balances were $99 and $238, respectively.

Future aggregate annual principal payment on all long-term debt, excluding the discount of $388, are as follows for the next 5 years as of June 30, 2019:

Year Ending, December 31st,
Remainder of 2019	$111
2020	202
2021	144
2022	13,145
2023	80
$13,682

NOTE 6 —Convertible Preferred Stock And Stockholders’ Equity

Under the Company’s Amended and Restated Certificate of Incorporation dated October 23, 2017, the authorized capital stock of the Company consisted of 33,853,333 shares of capital stock (par value of $0.001 per share), comprising 18,666,666 shares of common stock and 15,186,664 shares of convertible preferred stock, of which 1,266,666 shares were designated as Series A-3, 1,186,666 shares were designated as Series A-2 convertible preferred stock (“Series A-2”), 1,733,333 shares were designated as Series A-1 convertible preferred stock (“Series A-1”), 9,333,333 shares were designated as Series A, and 1,666,666 shares have been designated as Series B convertible preferred stock (“Series B”).

On November 2, 2018, the Company amended and restated its previous certificate of incorporation and adjusted its authorized capital stock (par value of $.001) to consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Each outstanding share of common stock entitles the holder to one vote of each matter properly submitted to the stockholders of the Company for vote. During the six months ended June 30, 2019, no shares of preferred have been issued.

On November 1, 2018, the Company converted all outstanding shares of Series A, Series A-1, Series A-2 and Series B into shares of common stock. Prior to this conversion, the Company also approved the payment of dividends to all holders of Series A, Series A-1 and Series A-2 of record on this date. The value of the dividends of $6,539 were determined in accordance with the terms of the Amended and Restated Certificate of Incorporation dated October 23, 2017 based on the stated dividend rate per respective Series. The total Series A, Series A-1 and Series A-2 shares issued as dividends in the year ended December 31, 2018 was 944,694, 66,255 and 49,456, respectively. The dividends of $10,152 were recorded at fair value as of the date of Board approval. The total outstanding preferred shares of 13,277,864, inclusive of historical shares issued as dividends, were converted into common stock.

On November 2, 2018, the Company entered into a Securities Purchase Agreement for the sale of 2,089,136 shares of common stock, under which 1,270,905 shares of common stock were sold as of December 31, 2018, at $7.18 per share for net proceeds of approximately $8,295. Issuance cost approximating $831 were incurred and netted against the proceeds within the condensed consolidated statements of stockholder’s equity (deficit). The Company sold an additional 227,628 shares of common stock for net proceeds of $1,604, incurring issuance cost of $30 and were netted against the proceeds within the condensed consolidated statements of stockholder’s equity (deficit) in January 2019.

On April 24, 2019, the Company issued 10,000 shares of common stock to a former employee in exchange for a release of claims and other agreements.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 7 —Warrants

There were 155,338 warrants exercised on May 10, 2019 for total cash proceeds of $23. The following table discloses warrants issued and outstanding as of June 30, 2019 and December 31, 2018:

	June 30, 2019
		Number of
	Exercise	warrant	Year of
Issuance date	price	shares	expiration
Common
November 2012	$6.00	7	2028
November 2012	$6.00	927	2020
November 2012	$14.50	22	2028
Total warrants		956

	December 31, 2018
		Number of
	Exercise	warrant	Year of
Issuance date	price	shares	expiration
Common
November 2012	$6.00	7	2028
November 2012	$6.00	927	2020
November 2012	$14.50	22	2028
August 2016	$0.15	155,338	2023
Total warrants		156,294

NOTE 8 —Stock-based Compensation

As of June 30, 2019, the Company had the 2012 Equity Incentive Plan (the “2012 Option Plan”), and 2019 Equity Incentive Plan (the “2019 Option Plan”) in place. As of June 30, 2019, the number of shares available to be issued under the 2012 Option Plan and 2019 Option Plan were zero and 1,885,039 respectively.

The Option Plan provides for the grant of incentive and nonstatutory stock options (“Options”), stock appreciation rights (“SAR”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) to employees, nonemployee directors, and consultants of the Company. Awards granted under the Option Plan generally become exercisable ratably over a two-year or four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Company’s Board of Directors, certain awards may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other awards are exercisable only to the extent vested. At June 30, 2019 and December 31, 2018, there were no shares that had been early exercised that were subject to the Company’s repurchase right at that date. The exercise price or strike price for Options and SARs granted under the Option Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive stock options granted under the Option Plan to ten percent or greater stockholders must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and are not exercisable after five years from the date of grant.

The Company’s board of directors adopted, and its stockholders approved, the 2019 Employee Stock Purchase Plan and the 2019 Equity Incentive Plan in March 2019 and April 2019, respectively, each of which became effective in connection with the IPO.  There are 337,007 shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan. Additionally, the number of shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 500,000 shares, unless the board of directors or compensation committee determines prior to such date that there will be a lesser increase, or no increase.  1,885,039 shares of common stock are reserved for future issuance under the 2019 Equity Incentive Plan, plus the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expire or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each calendar year for 10 years, starting January 1,

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the board of directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase.

As of June 30, 2019, no shares have been issued under the 2019 Employee Stock Purchase Plan.

On April 10, 2019, the Company granted an aggregate of 128,000 restricted stock units to the Company’s executives which remain unvested as of June 30, 2019.

On May 13, 2019, the Company granted a fully vested restricted stock award of 383,197 shares, and issued 210,758 net shares of common stock after withholding 172,439 shares of common stock to satisfy tax obligations associated with the grant, to the Company’s Chief Executive Officer as a bonus pursuant to his employment agreement. As a result, the Company recorded $4,215 as compensation expense to operating expenses under the Statement of Operations during the three months ended June 30, 2019.

In connection with the IPO, the Company accelerated vesting of 201,666 options dated September 10, 2018, pursuant to the employment agreement of the Company’s Chief Financial Officer. As a result, the Company recorded $287 as compensation expense to operating expenses under the Statement of Operations during the three months ended June 30, 2019.

Stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Research and development	$172	$6	$175	$11
Sales and marketing	467	9	478	17
General and administrative	4,899	14	4,931	29
Cost of revenues	19	4	20	9
	$5,557	$33	$5,604	$66

Stock Options:

Stock option activity for the six months ended June 30, 2019 is as follows:

			Weighted average
		Weighted average	remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value
Outstanding at January 1, 2019	1,320,197	$0.77	7.99	$8,465
Options granted	637,213	$10.94
Options exercised	(72,034)	$0.77
Options forfeited	(66,084)	$1.53
Options cancelled	—	$—
Outstanding at June 30, 2019	1,819,292	$4.30	8.24	$15,331

Vested and expected to vest at June 30, 2019	1,819,292	$4.30	8.24	$15,331
Vested at June 30, 2019	1,115,256	$2.84	7.58	$11,026

As of June 30, 2019, there was approximately $2,700 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 9 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three months ended June 30, 2019 and 2018, the Company recorded provisions for income taxes of $457 and 148, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded provisions for income taxes of $752, and $681, respectively.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act), which significantly changes existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, and move from a worldwide tax system to a territorial system, as well as other changes.  The tax rate reduction was effective January 1, 2018.  Beginning in 2018, the Company became subject to the global intangible low-taxed income (GILTI) provisions of the Tax Act on the income of the Company’s foreign subsidiaries. The Company’s foreign subsidiaries are profitable for the three and six months ended June 30, 2019 and forecast profits for all of 2019.  The GILTI subjects the income of the foreign subsidiaries to U.S. taxation.  The Company’s accounting policy related to the GILTI is to treat GILTI related book/tax differences as period costs and to use the incremental cash tax savings approach in evaluating the Company’s U.S. net operating loss valuation allowance assessment.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions.  In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.  These assessments can require considerable estimates and judgments.  The gross amount of unrecognized tax benefits was approximately $6,000 as of June 30, 2019.  Our unrecognized tax benefits that, if recognized, would reduce the effective income tax rate in future periods totalled $700 as of June 30, 2019. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required.  If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.  The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

NOTE 10 —Commitments and Contingencies

Royalty payments—The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit, and expire in 2021 and 2023. Royalty expense for the three months ended June 30, 2019 and 2018 was $1,247 and $619, respectively. Royalty expense for the six months ended June 30, 2019 and 2018 was $1,698 and $1,029, respectively, which are included in cost of revenues on the condensed consolidated statements of operations.

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

Control, amounts up to $1,057 or (ii) if at any time within 12 months of a Change in Control, amounts up to $1,407. In addition, in the event of termination by the Company with cause, the Company is obligated to pay the employees up to $88.  As of June 30, 2019 and December 31, 2018, no accrual has been recorded.

NOTE 11 —Related Party Transactions

Revenue transactions with a certain investor—During the three and six months ended June 30, 2018, the Company recognized revenue of $797 and zero, respectively, with an investor and holder of the August 2016 Series A warrants which were amended to common stock warrants in conjunction with the November 2018 preferred stock conversion event. The Company did not recognize any revenue with this investor during the six months ended June 30, 2019.

Management Services Agreement—In October 2017, the Company entered into a management services agreement with B. Riley Principal Investments, an investor, pursuant to which B. Riley Investments agreed to provide advisory and consulting services to the Company. The Company incurred approximately $6 and $50 in related consulting fees in each of the three months ended June 30, 2019 and 2018, respectively.

The Company incurred approximately $56 and $100 in related consulting fees during the six months ended June 30, 2019 and 2018, respectively.  At the closing of the Company’s IPO, the management services agreement was terminated in accordance with its terms.

NOTE 12 —Net Loss Per Share Attributable to Common Stockholders

Net loss per share attributable to common stockholders for the three and six months ended June 30, 2019 and 2018 was determined by increasing Net loss for the six months then ended by the number of cumulative dividends, not yet declared, on the Company's previously outstanding convertible preferred stock. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Numerator:
Net loss allocable to common stockholders	$(6,083)	$(3,123)	$(12,289)	$(11,161)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	18,120,143	1,036,059	16,950,375	1,035,345
Net loss per share, basic and diluted	$(0.34)	$(3.01)	$(0.73)	$(10.78)

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the three and six months ended June 30, 2019 and 2018, respectively, are presented are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Shares of convertible preferred stock	—	11,906,783	—	11,906,783
Shares subject to options to purchase common stock	1,819,292	1,037,618	1,819,292	1,037,618
Unvested restricted stock units	128,000	—	128,000	—
Shares subject to warrants to purchase convertible preferred stock	—	—	—	156,294
Shares subject to warrants to purchase common stock	956	156,294	956	—
Shares subject to term debt optional conversion into convertible preferred stock	—	1,422,865	—	1,422,865
Shares subject to term debt optional conversion into common stock	1,099,278	—	1,099,278	—
Total	3,047,526	14,523,560	3,047,526	14,523,560

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

The following table summarizes the revenue by region based on ship-to destinations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
U.S	$35,125	$24,128	$55,232	$36,553
Canada and Latin America	5,662	4,380	9,290	6,632
Europe and Middle East	2,210	2,923	4,010	6,086
Asia Pacific	750	19	1,699	369
	$43,747	$31,450	$70,231	$49,640

Long-lived assets located in the United States and Asia Pacific region were $1,397 and $510 and $2,013 and $393 as of June 30, 2019 and December 31, 2018, respectively.

The composition of revenues for the three and six months ended June 30, 2019 and 2018 is follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Product Sales	$43,609	$31,017	$69,941	$47,984
Services	138	433	290	1,656
Total revenues	$43,747	$31,450	$70,231	$49,640

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

the United States and cash balances are in excess of federal insurance limits at June 30, 2019 and December 31, 2018. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $7 and $11 at June 30, 2019 and December 31, 2018, respectively.

Receivables from three customers approximated 46%, 37%, and 6% at June 30, 2019, and two customers approximated 44% and 43% of total accounts receivable at December 31, 2018. Revenue from customers with concentration greater than 10% in the three and six months ended June 30, 2019 and 2018 accounted for approximately the following percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer A	32%	23%	34%	15%
Customer B	*	*	*	16%
Customer C	25%	*	20%	*
Customer D	*	10%	*	12%
Customer E	10%	39%	*	28%
*	Customer revenue did not exceed 10% in the respective periods.

NOTE 14 —SUBSEQUENT EVENTS

The Company repaid $3,250, or 25%, of the principal amount under the Riley Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 13, 2019 (“the Prospectus”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.  You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus.

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

Net revenues for the three months ended June 30, 2019 increased 39% to $43.7 million from $31.5 million in the three months ended June 30, 2018. The increase in net revenues was primarily due to increased volumes for both the XP8 smartphone and the XP5s feature phone to major wireless carriers, as well as the first full quarter of shipments of the newly introduced XP3 feature phone. Total unit sales increased 108% to approximately 150,800 units compared to approximately 72,500 units sold in the three months ended June 30, 2018. With the introduction of the higher volume XP3 in the three months ended June 30, 2019, feature phones represented about 77% of unit sales compared to approximately 46% in three months ended June 30, 2018.

Net revenues for the first six months of 2019 increased 41% to $70.2 million from $49.6 million in the first six months of 2018. The increase in net revenues was primarily due to the launch of commercial sales of our XP3 device in March 2019, and increased unit sales volumes for the XP8 and XP5s to major wireless carriers.

In February 2019, we announced the introduction of Sonim Scan, a subscription service which integrates a barcode scanning engine with the native camera on the XP8, allowing end users to scan up to 45 1D or 2D barcodes per minute. Revenues from this new product are not significant.

Initial Public Offering

On May 9, 2019, our registration statement on Form S-1 (File No. 333-230887) related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on May 10, 2019. Our IPO closed on May 14, 2019. As a result, our condensed consolidated financial statements as of June 30, 2019 reflects the impact of our IPO.

Key Metrics

We review a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. In addition to our financial results determined in accordance with U.S. GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our performance related metrics.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Smartphones	34	40	59	62
Feature Phones	117	33	164	50
Total Units Sold	151	73	223	112
Adjusted EBITDA	$1,027	$894	$(3,881)	$(2,737)

Units Shipped

Our smartphones include the XP6, XP7, and XP8 models.  The number of smartphone units sold during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 decreased by 15%, and for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 decreased by 5%, primarily due to decreased demand for older XP7 and XP6, and introduction of XP3.

Our feature phones include the XP3, XP5, and XP5s models.  The number of feature phone units sold during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 increased by 255%, and for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 increased by 228%, primarily due to increased demand for the XP5s from several carriers, increase in demand for the older XP5 from one major carrier, and the introduction of our newest feature phone, the XP3.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of stock-based compensation expense, depreciation and amortization, interest expense, net, income tax expense and change in fair value of warrant liability. We define Adjusted Covenant EBITDA as Adjusted EBITDA further adjusted to exclude the impact of exchange rate changes. Adjusted EBITDA and Adjusted Covenant EBITDA are useful financial metrics in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments such as stock-based compensation and changes in the fair value of the warrant liability. We use Adjusted Covenant EBITDA to periodically assess compliance with certain covenants and other provisions under our EWB Loan Agreement.

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

•	costs associated with certain events, such as changes in fair value of warrant liability, are not considered a key measure of our operating performance.

We use Adjusted EBITDA and Adjusted Covenant EBITDA:

•	as a measure of operating performance;
•	for planning purposes, including the preparation of budgets and forecasts;
•	to allocate resources to enhance the financial performance of our business;
•	to evaluate the effectiveness of our business strategies;
•	to periodically assess compliance with certain covenants and other provisions under the EWB Loan Agreement;
•	in communications with our board of directors concerning our financial performance; and
•	as a consideration in determining compensation for certain key employees.

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

Set forth below is a reconciliation from net loss to Adjusted EBITDA and Adjusted Covenant EBITDA for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net Loss	$(6,083)	$(123)	$(12,289)	$(5,194)
Adjustments:
Depreciation and Amortization	541	364	1,075	831
Stock Based Compensation Expense	5,557	33	5,604	66
Interest Expense	555	472	977	879
Income Taxes	457	148	752	681
Adjusted EBITDA	1,027	894	(3,881)	(2,737)
Exchange Rate	6	99	272	216
Adjusted Covenant EBITDA	$1,033	$993	$(3,609)	$(2,521)

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

Results of Operations

The following tables present key components of our results of operations for the three and six months ended June 30, 2019, compared to results for the same periods in 2018 (In thousands):

	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	Increase (Decrease)%		2019	2018	Increase (Decrease)%
Net revenues	$43,747	$31,450	$12,297	39%	$70,231	$49,640	$20,591	41%
Cost of revenues	28,937	20,910	8,027	38%	46,041	33,837	12,204	36%
Gross profit	14,810	10,540	4,270	41%	24,190	15,803	8,387	53%
Total operating expenses	19,875	9,944	9,931	100%	34,478	19,221	15,257	79%
Loss from operations	(5,065)	596	(5,661)	-950%	(10,288)	(3,418)	(6,870)	201%
Interest and other expense, net	(562)	(571)	9	-2%	(1,249)	(1,095)	(154)	14%
Loss before income taxes	(5,626)	25	(5,651)	-22604%	(11,537)	(4,513)	(7,024)	156%
Income tax expense	(457)	(148)	(309)	209%	(752)	(681)	(71)	10%
Net loss	$(6,083)	$(123)	$(5,960)	4846%	$(12,289)	$(5,194)	$(7,095)	137%

Net Revenues

Net revenues for the three months ended June 30, 2019 increased 39% to $43.7 million compared to $31.5 million in the three months ended June 30, 2018. The increase in net revenues was primarily due to increased volumes for both the XP8 smartphone and the XP5s feature phone to major wireless carriers, as well as the first full quarter of shipments of the newly introduced XP3 feature phone. Total unit sales increased 108% to approximately 150,800 units compared to approximately 72,500 thousand units sold in the three months ended June 30, 2018. With the introduction of the higher volume XP3 to Sprint in the three months ended March 31, 2019, feature phones represented about 77% of unit sales in the three months ended June 30, 2019 compared to approximately 46% in the three months ended June 30, 2018.

For the six months ended June 30, 2019, net revenue increased to $70.2 million, a 41% increase compared to $49.6 million in net revenue for the six months ended June 30, 2018. Approximately 90% of net revenue for the first half of 2019 was attributable to North America and Latin America compared to approximately 81% in the first half of 2018. Our top five customers accounted for 82% of net revenue in the first half of 2019, compared to 77% for the same period in 2018. The increase resulted primarily from a 228% increase in unit shipments of our feature phones, resulting from a combination of increased demand from multiple carriers for the XP5s and the introduction of our newest product, the low cost XP3, to Sprint. We began shipments of the XP3 to other carriers in the three months ended June 30, 2019.

Cost of Revenues and Gross Profit

Gross profit for the three months ended June 30, 2019 increased 41% to $14.8 million (33.9% of net revenues) compared to $10.5 million (33.5% of net revenues) for the three months ended June 30, 2018. Gross profit was generally constant period to period.

Our gross profit for the six months ended June 30, 2019 increased by $8.4 million compared to the six months ended June 30, 2018. The improvement was driven primarily by an increase in net revenue of 41% from mobile phone sales, as well an increase in gross margin percentage from 31.8% in the first half of 2018 to 34.4% in the first half of 2019. The increase in gross margin percentage can be attributed to both component and overhead cost reductions per unit attributable to improved efficiency and volume increases in our factory and higher average net selling prices for the XP5s and the XP8, partially offset by the introduction of the lower gross margin XP3 in the first half of 2019.

Operating Expenses and Net Operating Loss

Our net loss for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 increased by $6 million and $7.1 million respectively, driven primarily by increases in operating expenses of $9.9 million and $15.3 million respectively, partially offset by an increase in net revenue and related gross profit. Operating expenses are summarized as follows;

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except %)				(in thousands, except %)
Research and Development Expense	$8,233	$5,625	$2,608	46%	$16,635	$10,767	$5,868	54%
Sales and Marketing Expense	4,218	2,866	1,352	47%	7,943	5,409	2,534	47%
General and Administrative Expense	7,424	1,453	5,971	411%	9,900	3,045	6,855	225%
Total Operating Expenses	$19,875	$9,944	$9,931	100%	$34,478	$19,221	$15,257	78%

Research and development.

Research and development expense for the three months ended June 30, 2019 increased by $2.6 million, or 46% to $8.2 million compared to $5.6 million for the three months ended June 30, 2018. These expenses increased primarily due to $1.0 million of costs associated with technical approval processes required by wireless carrier customers, as well as new product launches, and $1.6 million of an associated increase in employee headcount.

Research and development expense for the six months ended June 30, 2019 increased by $5.9 million, or 54% to $16.6 million from $10.7 million for the six months ended June 30, 2018. These expenses increased primarily due to $2.8 million of costs associated with technical approval processes required by wireless carrier customers, as well as new product launches, $2.4 million of an associated increase in employee headcount, and $0.7 million of increase in travel and administration expenses.

Sales and marketing.

Sales and marketing expense for the three months ended June 30, 2019 increased by $1.4 million, or 47% to $4.2 million from $2.8 million for the three months ended June 30, 2018. These expenses increased primarily due to $0.7 million of new employee hires, $0.3 million of new product launch marketing expenses, $0.2 million of higher commissions, and $0.2 million of stock-based compensation expense.

Sales and marketing expense for the six months ended June 30, 2019 increased by $2.5 million, or 47% to $7.9 million from $5.4 million for the six months ended June 30, 2018. These expenses increased primarily due to $2.0 million of new employee hires and $0.6 million of additional direct customer service expenses.

General and administrative.

General and administrative expense for the three months ended June 30, 2019 increased by $6.0 million, or 411% to $7.4 million from $1.4 million for the three months ended June 30, 2018. These expenses increased primarily due to $4.4 million of increased stock compensation in connection with the IPO for the Chief Executive Officer and Chief Financial Officer, $0.6 million of increased employee compensation and hiring of new consultants, $0.5 million of increased professional fees, and $0.2 million of increased directors and officer’s insurance upon IPO, and $0.3 million of increased stock based-compensation.

General and administrative expense for the six months ended June 30, 2019 increased by $6.9 million, or 225% to $9.9 million from $3.0 million for the six months ended June 30, 2018. These expenses increased primarily due to $4.4 million of increased stock compensation in connection with the IPO for the Chief Executive Officer and Chief Financial Officer, $0.6 million of increased employee compensation and hiring of new consultants, $0.5 million of increased professional fees, $0.2 million of increased directors and officer’s insurance upon IPO, $0.5 million of increased stock based-compensation, and $0.7 million of increased other administrative expenses.

Interest and Other Expense, net

We recorded $6 thousand in foreign exchange loss and $0.6 million in net interest expense for the three months ended June 30, 2019, whereas we recorded $0.1 million in foreign exchange loss and $0.5 million in net interest expense for the three months ended June 30, 2018.

We recorded $0.3 million in foreign exchange loss and $0.9 million in net interest expense for the six months ended June 30, 2019, whereas we recorded $0.2 million in foreign exchange loss and $0.9 million in net interest expense for the six months ended June 30, 2018.

Income Tax Expense

We recognized income tax expense of $0.5 million, and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. Tax expense for the three months ended June 30, 2019 was $0.4 million higher than the tax expense for the three months ended June 30, 2018, primarily as a result of higher state tax expense recorded in the 2019 period compared to the 2018 period, and the application of interim period tax accounting principles.

We recognized income tax expense of $0.8 million, and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP metric reconciled above) for the three months ended June 30, 2019 increased 15% to $1.0 million from $0.9 million in the three months ended June 30, 2018. The increase in adjusted EBITDA was primarily due to an increase in adjustments of $7.1 million, primarily comprised of increases in stock based compensation expense of $5.5 million and income taxes of $0.3 million, partially offset by an increase in net loss of $6.0 million.

Our Adjusted EBITDA for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 decreased by approximately $1.1 million, primarily due to an increase in net loss of $7.1 million, partially offset by adjustments of $6.0 million, primarily due to an increase in stock based compensation expense of $5.5 million.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of June 30, 2019, we had an aggregate of $13.0 million of principal and deferred accrued interest outstanding under the B. Riley Convertible Note.

Under the B. Riley Convertible Note, we have borrowed an aggregate principal amount of $12.0 million on a subordinated secured basis. Borrowings bear interest at 10% per year; interest amounts accrued and compounded into principal outstanding until October 2018, following which we are required to pay periodic interest in cash. The B. Riley Convertible Note matures on September 1, 2022. Borrowings under the B. Riley Convertible Note are secured by a subordinated lien on substantially all of our assets, subject to permitted liens. The principal amount of indebtedness under the B. Riley Convertible Note is convertible into shares of our common stock at $8.87 per share. Between the first and second anniversary of the original issue date of the note, between the second and the third anniversary of the original issue date of the note, following the third anniversary of the original issue date of the note and following the fourth anniversary of the original issue date of the note, B. Riley Principal Investments, LLC may elect to convert 75.0%, 50.0%, 25.0% and 12.5%,respectively, of the then-outstanding total principal amount and accrued interest outstanding under the note at the conversion price per share of $8.87. We have the right to prepay amounts under the B. Riley Convertible Note at any time with a 2.0% prepayment fee if paid off before October 2019, a 1.0% prepayment fee if paid off between October 2019 and October 2020 and no prepayment fee thereafter. The prepayment fees are waived if the outstanding principal balance does not fall below $10.0 million following prepayment.

We maintain a credit line with EWB pursuant to the EWB Loan Agreement. In the future, we may borrow up to $8.0 million under the line of credit available under the EWB Loan Agreement. As of June 30, 2019, no amounts were outstanding under the EWB Loan Agreement. Borrowings under the EWB Loan Agreement bear interest at 1.0% plus the prime lending rate. Borrowings under the EWB Loan Agreement are secured by a senior lien on substantially all of our assets, including inventory and receivables, subject to permitted liens. In the event of a default under the EWB Loan Agreement, entities affiliated with B. Riley Financial and Investec

Investments (UK) Limited, two of our stockholders, have the right to purchase the indebtedness under the EWB Loan Agreement at par and to exercise remedies for the default, in their discretion, as the holders of the indebtedness.

The EWB Loan Agreement contains certain negative and affirmative covenants as well as financial covenants, including covenants that restrict our ability to, among other things, incur or prepay indebtedness on subordinated debt, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, exceed annual capital expenditure limits, as defined, and make changes in the nature of the business. Objective events of default, therein, include, without limitation, nonpayment of principal, interest or other obligations, violation of the covenants, insolvency, and court-ordered judgments. Audited financial statements are required to be submitted to the lenders no later than 120 days after year end. In particular, we are required to maintain a minimum availability under the line of credit under the EWB Loan Agreement of $750,000 and maintain a fixed charge coverage ratio, defined as the sum of Adjusted Covenant EBITDA plus capital expenditures minus taxes and dividends over fixed charges, of at least 1.05 to 1.00 as of the last of each month. In 2018, the financial covenants were amended to temporarily suspend the obligation to comply with the minimum fixed charge coverage ratio through September 30, 2018, to increase the minimum fixed charge coverage ratio as of December 31, 2018, and for the last day of each month thereafter, from 1.00 to 1.10, and to increase the minimum excess availability to $1.2 million. In 2018, the financial covenants were amended to permanently remove the requirement to maintain positive Adjusted Covenant EBITDA. As a result, as of the period ended March 31, 2018, we were no longer subject to this Adjusted Covenant EBITDA financial covenant. As of June 30, 2019, we were in compliance with all of the financial covenants and there were no events of default associated during the year then ended.

While we did not have any borrowings outstanding under the EWB Loan Agreement as of June 30, 2019, if we fail to comply with the covenants in the EWB Loan Agreement, including the minimum fixed charge coverage ratio, and are unable to cure the covenant violation, we would be restricted from making future borrowings.

Net cash as of June 30, 2019, was $15.7 million, or $2.7 million higher than net cash of $13.0 million at December 31, 2018. The increase was driven primarily by proceeds from a private equity financing for common stock for an aggregate of $1.6 million that closed in January 2019, and net proceeds of $36.0 million from our IPO in May 2019, after deducting underwriting discounts, commissions and offering expenses paid by us.

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(34,784)	$(4,887)
Net cash used in investing activities	(491)	(1,488)
Net cash provided by financing activities	37,920	5,827
Net increase (decrease) in cash and cash equivalents	2,645	(548)

Cash flows from operating activities

For the six months ended June 30, 2019, cash used in operating activities was $34.8 million, primarily attributable to net loss of $12.3 million, partially offset by a net change in our net operating assets and liabilities of $28.9 million and non-cash charges of $6.4 million. Non-cash charges primarily consisted of $1.1 million in depreciation and amortization, and stock-based compensation of $5.6 million, partially offset by non-cash revenue of $0.3 million under our trade-in guarantee program. The change in our net operating assets and liabilities was primarily due to a $12.4 million increase in accounts receivables, $4.7 million increase in inventory. $9.9 million decrease in accounts payable, and a $3.6 million decrease in deferred revenue, partially offset by a $0.9 million increase in accrued expenses and a $0.6 million decrease in prepaid expenses and other current assets.

For the six months ended June 30, 2018, cash used in operating activities was $4.9 million, primarily attributable to net loss of $5.2 million and a net change in our net operating assets and liabilities of $1.1 million, partially offset by non-cash charges of $1.4 million. Non-cash charges primarily consisted of $0.8 million in depreciation and amortization and non-cash interest of $0.6 million. The change in our net operating assets and liabilities was primarily due to a $7.9 million increase in accounts receivables, a $4.9 million increase in inventory, and a $4.8 million increase in prepaid expenses and other current assets, partially offset by a $15.0 million increase in accounts payable and accrued expenses, and a $1.3 million increase in deferred revenue.

Cash flows from investing activities

For the six months ended June 30, 2019, cash used in investing activities was $0.5 million, attributable to tooling development and purchases of software licenses of $0.2 million and purchases of property and equipment $0.3 million.

For the six months ended June 30, 2018, cash used in investing activities was $1.5 million, attributable to tooling development and purchases of software licenses of $1.2 million and purchases of property and equipment of $0.3 million.

Cash flows from financing activities

For the six months ended June 30, 2019, cash provided by financing activities was $37.9 million, primarily derived from the net proceeds of $38.4 million upon an IPO which does not include IPO issuance cost of $1.6 million recorded in accounts payable, and a private equity financing of shares of common stock that closed in January 2019 for an aggregate of $1.6 million, partially offset by the payment of income taxes in connection with the restricted stock awards issued to our Chief Executive Officer, and net borrowing and repayment on the line of credit of $0.3 million.

For the six months ended June 30, 2018, cash provided by financing activities was $5.8 million, attributable primarily to net proceeds from additional net borrowings under the B. Riley Convertible Note of $5.0 million, and additional of net proceeds on our lines of credit of $0.8 million.

As of June 30, 2019, we had an aggregate of $13.0 of million principal and deferred accrued interest outstanding with the B. Riley Convertible Note, refer to Note 5-Borrowings under Riley Loan section. No amounts were outstanding under the EWB Loan Agreement, refer to Note 5- Borrowings under Senior Credit Agreement section.

Based on our current plans and market conditions, and proceeds from the IPO, we believe that our existing cash resources, and cash generated from operations, will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had not entered into any off-balance sheet arrangements and did not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates risk

We had cash and cash equivalents totaling $15.7 million and $13.0 million as of June 30, 2019 and December 31, 2018, respectively. We had no short-term investments as of June 30, 2019 and December 31, 2018. Our cash and cash equivalents consist of cash in bank accounts and money market funds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the nature of our cash and cash equivalents, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We have incurred significant net losses since 2013, and have an accumulated deficit of $155.8 million as of June 30, 2019. While we have experienced stronger revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively impact our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

A substantial majority of our revenues are generated through sales by our channel partners, which are primarily wireless carriers who sell our phones through their sales channels. To the extent our channel partners are unsuccessful in selling or do not promote our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our business and operating results could be significantly harmed. We enter into master sales arrangements with the majority of our channel partners (including channel partners contributing over 90% of our total revenues for the three and six months ended June 30, 2019 and for the year ended December 31, 2018 under which our partners purchase our products for distribution on a purchase order basis.

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

In the three and six months ended June 30, 2019 and 2018, approximately 82% and 87%, respectively, and 76% and 79% respectively, of our revenues, were derived from our top five customers. We expect our revenues to continue to be heavily concentrated among our top customers, and the loss of, or significant reduction in orders from, any of these customers could significantly reduce our revenues and adversely impact our operating results.

Historically, our revenues have been concentrated among a very small number of customers. In the three and six months ended June 30, 2019 and 2018, our top five wireless carriers customers accounted for approximately 82% and 87%, respectively, and 76% and 79% respectively, of our revenues. In 2018, three of the four largest U.S. wireless carriers, and the three largest Canadian wireless carriers, began stocking our entire next generation product portfolio for the first time in our history following their certification of our products, resulting in significant revenue concentration among these few carriers. In addition to the certification and stocking of our products by these wireless carriers, revenue increased among such wireless carriers as a result of increases in awareness of our brand among end users and end customers over the past several years, new product launches and an increased focus by carriers such as AT&T and Verizon on dedicated public safety networks, including FirstNet. We expect our revenues to remain heavily concentrated among these top wireless carriers, and we will be substantially dependent on these wireless carriers continuing to purchase and promote our products to their sales channels as well as customer demand for devices and services from these wireless carriers (factors over which we do not have any control). The loss of one or more of these significant customers, or reduced demand or purchases from these significant customers, would result in significant harm to our revenues and results of operation, and our growth could be limited.

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

We depend on a small number of wireless carriers to distribute our products. While we intend to ramp up direct marketing and end-customer brand awareness initiatives in the future, our sales and marketing efforts have historically been predominantly focused on channel partners. As such, our operating expenses related to end-customer marketing efforts have historically been very small, representing less than 1.0% of our total sales and marketing expenses during the three and six months ended June 30, 2019, and for the fiscal year 2018. To increase end-customer brand awareness, we intend to develop sales tools for key verticals within are target markets, increase usage of social media and expand product training efforts, among other things. As a result, we expect our sales and marketing expenses to increase in the future, primarily from increased sales personnel expenses, which will require us to cost-efficiently ramp up our sales and marketing capabilities and effectively target end customers. However, there can be no assurance that we will successfully increase our brand awareness or do so in a cost-efficient manner while maintaining market share within our existing sales channels. Our failure to establish stand-alone brand awareness with end customers of our products will leave us vulnerable to the marketing and selling success of others, including our channel partners, and these developments could have an adverse impact on our prospects. If we are unable to significantly increase the awareness of our brand and solutions with end customers in a cost-efficient manner, we will remain significantly dependent on our channel partners for sales of our products, and our business, financial condition and results of operations could be adversely impacted.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. With respect to the year ended December 31, 2018, we identified two material weaknesses in our internal controls over financial reporting related to accounting for revenue recognition and inventory reporting. Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On May 10, 2019, the Company issued 155,338 shares of common stock upon the exercise of a warrant at an exercise price of $0.15 per share for an aggregate price of $23.

On April 24, 2019, we issued 10,000 shares of common stock to a former employee in exchange for a release of claims and other agreements.

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

Use of Proceeds

On May 14, 2019, we closed our IPO in which we sold 3,571,429 shares of our common stock at a price of $11.00 per share. On May 22, 2019, we sold an additional 505,714 shares of common stock, and our selling stockholder sold 30,000 shares of common stock, at a price to the public of $11.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares.  The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230887), which was declared effective by the SEC on May 9, 2019. We raised approximately $36.8 million in net proceeds after deducting underwriting discounts and commissions of $3.1 million and offering expenses paid by us of approximately $4.9 million.

We intend to use the net proceeds of our IPO for general corporate purposes, including working capital, expanded sales and marketing activities, increased research and development expenditures and funding our growth strategies. We may also use a portion of the net proceeds from the offering to prepay the outstanding principal amount and accrued interest under the subordinated secured convertible promissory note issued to B. Riley Principal Investments, LLC in a principal amount of $13 million, including prepayment penalties. We used a portion of the net proceeds to satisfy tax withholding and remittance obligations related to the restricted stock award granted to our chief executive officer immediately following the closing of the IPO, or the RSA Settlement. The representatives of the underwriters for our IPO were Oppenheimer & Co. Inc. and Lake Street Capital Markets, LLC.  With the exception of the RSA Settlement, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

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

Company Name

Date: August 13, 2019	By:	/s/ Robert Plaschke
Robert Plaschke
Chief Executive Officer

Date: August 13, 2019	By:	/s/ James Walker
James Walker
Chief Financial Officer