Form 10-Q
period 2019-09-30
SONIM TECHNOLOGIES INC
filed 2019-11-12
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 20,357,783 shares of common stock, $0.001 par value per share, outstanding.

i

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 and DECEMBER 31, 2018 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$16,349	$13,049
Accounts receivable, net	17,370	18,877
Inventory	24,907	21,831
Prepaid expenses and other current assets	7,143	10,111
Total current assets	65,769	63,868
Property and equipment, net	1,518	1,071
Other assets	1,686	2,406
Total assets	$68,973	$67,345
Liabilities and stockholders’ equity
Current portion of long-term debt	$147	$301
Accounts payable	18,000	27,295
Accrued expenses	11,127	16,381
Deferred revenue	297	4,223
Total current liabilities	29,571	48,200
Income tax payable	979	807
Long-term debt, less current portion	9,792	13,209
Total liabilities	40,342	62,216
Stockholders' equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 20,357,783 and 15,591,357 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	20	15
Additional paid-in capital	191,195	148,641
Accumulated deficit	(162,584)	(143,527)
Total stockholders’ equity	28,631	5,129
Total liabilities and stockholders’ equity	$68,973	$67,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Net revenues	$28,850	$39,498	$99,081	$89,138
Cost of revenues	21,602	25,435	67,643	59,272
Gross profit	7,248	14,063	31,438	29,866
Operating expenses:
Research and development	7,010	5,997	23,645	16,764
Sales and marketing	3,042	3,395	10,985	8,803
General and administrative	2,870	1,388	12,770	4,435
Restructuring costs	578	—	578	—
Total operating expenses	13,500	10,780	47,978	30,002
Income (loss) from operations	(6,252)	3,283	(16,540)	(136)
Interest expense	(235)	(538)	(1,211)	(1,416)
Change in fair value of warrant liability	—	(644)	—	(644)
Other income (expense), net	(248)	19	(522)	(197)
Income (loss) before income taxes	(6,735)	2,120	(18,273)	(2,393)
Income tax benefit (expense)	(33)	14	(784)	(667)
Net income (loss)	(6,768)	2,134	(19,057)	(3,060)
Cumulative dividends on Series A, Series A-1 and Series A-2 preferred shares	—	(3,081)	—	(9,048)
Net loss attributable to common stockholders	$(6,768)	$(947)	$(19,057)	$(12,108)
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.91)	$(1.05)	$(11.69)
Weighted–average shares used in computing net loss per share attributable to common stockholders, basic and diluted	20,356,447	1,037,090	18,085,719	1,035,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Convertible preferred stock:
Balance, beginning of period	—	$—	11,906,783	$80,397	—	$—	11,906,783	$80,397
Exercise of warrants	—	—	310,676	47	—	—	310,676	47
Reclassification of warrants from liability to preferred stock upon exercise	—	—	—	2,951	—	—	—	2,951
Balance, at end of period	—	$—	12,217,459	$83,395	—	$—	12,217,459	$83,395

Common stock:
Balance, beginning of period	20,344,258	$20	1,037,090	$1	15,591,357	$15	1,027,113	$1
Issuance of common stock	—	—	—	—	227,628	1	—	—
Issuance of common stock in connection with IPO	—	—	—	—	4,297,901	4	—	—
Exercise of stock options	13,525	—	—	—	85,559	—	9,977	—
Exercise of warrants	—	—	—	—	155,338	—	—	—
Balance, at end of period	20,357,783	20	1,037,090	1	20,357,783	20	1,037,090	1

Additional paid-in capital:
Balance, beginning of period	—	190,874	—	54,969	—	148,641	—	54,892
Issuance of common stock, net of issuance costs	—	—	—	—	—	1,603	—	—
Issuance of common stock in connection with IPO, net of issuance costs	—	—	—	—	—	36,845	—	—
Taxes paid on net issuance of restricted stock award	—	—	—	—	—	(1,897)	—	—
Exercise of stock options	—	14	—	1	—	69	—	12
Exercise of warrants	—	—	—	—	—	23	—	—
Employee and nonemployee stock-based compensation	—	307	—	63	—	5,911	—	129
Balance, at end of period	—	191,195	—	55,033	—	191,195	—	55,033

Accumulated deficit:
Balance, beginning of period	—	(155,816)	—	(149,998)	—	(143,527)	—	(144,804)
Net income (loss)	—	(6,768)	—	2,134	—	(19,057)	—	(3,060)
Balance, at end of period	—	(162,584)	—	(147,864)	—	(162,584)	—	(147,864)

Total stockholders' equity (deficit)	—	$28,631	—	$(92,830)	—	$28,631	—	$(92,830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	Nine Months Ended
	September 30
	2019	2018
Cash flows from operating activities:
Net loss	$(19,057)	(3,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,580	1,339
Stock-based compensation	5,911	129
Trade-in guarantee	(268)	—
Inventory write-downs	2,109	—
Warrant revaluation	—	644
Noncash interest expense	50	942
Deferred income taxes	(7)	(100)
Changes in operating assets and liabilities:
Accounts receivable	1,507	(8,303)
Inventory	(5,185)	(6,801)
Prepaid expenses and other current assets	2,968	(5,670)
Other assets	(44)	133
Accounts payable	(9,620)	13,236
Accrued expenses	(5,263)	5,284
Deferred revenue	(3,657)	(96)
Income tax payable	173	336
Net cash used in operating activities	(28,803)	(1,987)
Cash flows from investing activities:
Purchases of property and equipment	(908)	(502)
Development of tooling and purchased software licenses	(347)	(1,468)
Net cash used in investing activities	(1,255)	(1,970)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	—	5,000
Proceeds on line of credit	5,614	62,809
Repayment on line of credit	(5,614)	(63,884)
Costs associated with amendments to credit agreements	—	(77)
Repayment on loan	(3,621)	—
Proceeds from issuance of common stock, net of costs	1,604	—
Proceeds from issuance of common stock upon IPO, net of costs	37,180	—
Taxes paid on net Issuance of restricted stock award	(1,897)	—
Proceeds from exercise of warrants	23	47
Proceeds from exercise of stock options	69	12
Net cash provided by financing activities	33,358	3,907
Net increase (decrease) in cash and cash equivalents	3,300	(50)
Cash and cash equivalents at beginning of period	13,049	1,581
Cash and cash equivalents at end of period	$16,349	$1,531
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,392	$290
Cash paid for income taxes	352	156
Non-cash investing and financing activities:
Other assets included in accounts payable	74	339
IPO issuance costs included in accounts payable	331	—
Reclassification of warrant from liability to preferred stock upon exercise	$—	$2,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation — The accompanying condensed consolidated financial statements include the accounts of Sonim Technologies. Inc. and its wholly-owned foreign subsidiaries, Sonim Technologies Spain SL, Sonim Technologies India Private Limited, Sonim Technologies (Shenzhen) Limited, Sonim Technologies (Hong Kong) Limited, Sonim Technologies (Canada), Inc and Sonim Communications India Private Limited (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Liquidity and Ability to Continue as a Going Concern - Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal sources of liquidity as of September 30, 2019 consist of existing cash and cash equivalents totaling $16,349, which includes the impact of approximately $36,849 in proceeds from our initial public offering of common stock that closed in May 2019. In the first nine months of 2019, we used approximately $28,803 million of cash and investments for operating activities. Due to these conditions, along with reductions in our current revenue run-rate, substantial doubt exists as to our ability to continue as a going concern.  Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

After evaluation of the aforementioned conditions, we believe our current resources, along with expected proceeds from forecasted billings, will provide sufficient funding for planned operations into the third quarter of 2020.  Our new management team has commenced a ninety-day initiative to outline a revised strategy for the Company and its forward-looking operations to address the ongoing business in light of these liquidity concerns.  If we cannot grow our revenue run-rate or enhance our operating model, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.    As such, the Company will reevaluate its going concern condition during the year-end reporting cycle.  If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq.

Additional Sonim Subsidiary – On August 21, 2019, Sonim Technologies (Canada), Inc. was incorporated, a fully owned subsidiary of the Company, to aide with sales and post sales services.  During the three months ended September 30, 2019, immaterial fees were incurred in the set-up of the subsidiary and the Company did not record any intercompany transactions.

Restructuring and Reduction in Force – In September 2019, the Board of Directors approved, and management commenced and completed, a restructuring plan to reduce operating costs and better align its workforce with the needs of its business.  Under the plan, the Company reduced its workforce by 14 employees.  Affected employees are eligible to receive severance and COBRA reimbursement payments.  In connection with the restructuring, the Company incurred $578 in aggregate restructuring charges related to one-time termination severance payments and other employee-related costs.  $128 related to the restructuring charges were paid during the third quarter of 2019, with the remaining $450 to be paid by the second quarter of 2020.  The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Departure of Certain Officers and Appointment of Certain Officers — On October 29, 2019, the Company and Mr. Robert Plaschke agreed that Mr. Plaschke would cease serving as the Company’s Chief Executive Officer, effective immediately.  In connection with Mr. Plaschke’s transition, the Company entered into a Transition and Separation Agreement with Mr. Plaschke pursuant to which he will serve as a Senior Advisor to the Board until April 30, 2020.

On October 29, 2019, the Company entered into an employment agreement with Thomas W. Wilkinson, which governs the terms of Mr. Wilkinson’s employment as the Company’s Chief Executive Officer and member of the board.

On September 9, 2019, the Company and Mr. James Walker determined that Mr. Walker would cease serving as the Company’s Chief Financial Officer, effective immediately.  Mr. Walker was deemed eligible to receive certain severance benefits following his last day of employment pursuant to, and subject to the conditions set forth in, his existing agreements with the Company, as well as an extension of his post-separation option exercise period to January 17, 2020.  These fees were included in the restructuring costs recorded by the Company during the third quarter.

On September 10, 2019, the Company entered into an employment agreement with Robert Tirva, which governs the terms of Mr. Tirva’s employment as the Company’s interim Chief Financial Officer.  In this role, Mr. Tirva will serve as the Company’s principal financial officer and principal accounting officer.

Initial Public Offering (“IPO”) —On May 14, 2019, the Company closed an initial public offering (“IPO’) in which the Company sold 3,571,429 shares of its common stock, at a price to the public of $11.00 per share. On May 22, 2019, the Company sold an additional 505,714 shares of common stock, and our Chief Executive Officer sold 30,000 shares of common stock, at a price to the public of $11.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares.  The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230887), which was declared effective by the SEC on May 9, 2019. The Company raised approximately $36,849 in net proceeds, after deducting underwriting discounts and commissions of $3,139 and offering expenses paid by us of approximately $4,861. Offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s IPO, are offset against proceeds from the IPO within stockholders’ equity. As of December 31, 2018, there was $63 of deferred offering costs within other non-current assets on the condensed consolidated balance sheets. During the nine months ended September 30, 2019, $4,861 in deferred offering costs were incurred, and charged to additional paid in capital. $331 issuance cost was unpaid and charged to accounts payable/accrued expenses as of September 30, 2019.

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

New accounting pronouncements:

Pronouncements adopted in 2018:

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

Pronouncements not yet adopted:

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Changes to the Disclosure Requirements for Fair Value Measurement. The ASU eliminates certain disclosure requirements for fair value measurements for all entities and modifies some disclosure requirements. This ASU is effective for nonpublic entities beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this new standard and the impact it will have on its existing accounting policies or presentation of the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a liability associated with obligations to make payments under the terms of the arrangement in addition to a right-of-use asset representing the lessee’s right to use, or control the use of the given asset assumed under the lease. The standard will be effective for nonpublic business entities for annual reporting periods beginning after December 15, 2020. The Company is currently evaluating this new standard and the impact it will have on its consolidated financial statements, information technology systems, process, and internal controls.

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

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

In May 2014, the FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard has a five-step approach which includes identifying the contract or contracts, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing revenue. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard may, in certain circumstances, impact the timing of when revenue is recognized for products shipped, and the timing and classification of certain sales incentives, which are expected to generally be recognized earlier than historical guidance. The standard also significantly expands the quantitative and qualitative disclosure requirements for revenue, which are intended to help users of financial statements understand the nature, amount, timing and uncertainty of revenue and the related cash flows. The standard will be effective for nonpublic business entities beginning for annual periods after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019. While, early adoption is permitted, we plan to adopt the standard when it is effective for us for the annual report in 2019.

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at September 30, 2019 and 2018, and December 31, 2018.

Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices.

The warrant liability was classified within level 3 of the fair value hierarchy because there was no active market for the warrant or for similar warrants. The fair value of the Series A and Series B warrants at September 30, 2018, was estimated by first applying a weighting of the income approach and the market approach to determine the equity value of the Company. An Option-Pricing Method (“OPM”) was then used to allocate the total equity value of the Company to the different classes of equity according to their rights and preferences. As the Company was a private company at September 30, 2018, the fair value measurement was based on significant inputs that are not observable in the market and thus represent Level 3 inputs. As of September 30, 2019, and December 31, 2018, as a result of the Company’s November 2018 stock conversion of preferred shares into common shares, all Series A and Series B warrants outstanding are now exercisable into common stock and are no longer required to be remeasured at fair value on a recurring basis.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$14,050	$—	$—	$14,050

Liabilities:
Trade-in Guarantee**	$—	$—	$—	$—

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$11,006	$—	$—	$11,006

Liabilities:
Trade-in Guarantee**	$—	$—	$268	$268

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.
**	Included in deferred revenue on the condensed consolidated balance sheets.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the nine months ended September 30, 2019 and 2018:

	Warrant	Trade-In
	Liability	Guarantee
Balance at January 1, 2019	$—	$268
Recognition of revenue	—	(268)
Balance at September 30, 2019	$—	$—

Balance at January 1, 2018	$3,785	$805
Exercise of warrants	(2,951)	—
Recognition of revenue	—	(268)
Change in fair value	644	—
Balance at September 30, 2018	$1,478	$537

NOTE 3 —Inventory

Inventory consisted of the following:

	September 30, 2019	December 31, 2018
Devices - for resale	$17,664	$11,319
Work in process	598	—
Raw materials	4,737	8,826
Accessories	1,908	1,686
	$24,907	$21,831

During the three and nine months ended September 30, 2019, the Company recorded a one-time inventory reserve adjustment of $2.1 million as a result of aging materials and finished goods and accrued a loss of $0.7 million of purchase commitments in connection with end of life products.

NOTE 4 —Warranty Liability

The table below sets forth the activity in the warranty liability account, which is included in accrued expenses on the condensed consolidated balance sheets for the nine months ended September 30, 2019 and 2018:

Balance, January 1, 2019	$1,103
Additions	957
Cost of warranty claims	(856)
Balance, September 30, 2019	$1,204

Balance, January 1, 2018	$1,742
Additions	577
Cost of warranty claims	(1,072)
Balance, September 30, 2018	$1,247

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

The EWB Loan Agreement contains certain negative and affirmative covenants as well as financial covenants, including covenants that restrict our ability to, among other things, incur or prepay indebtedness on subordinated debt, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, exceed annual capital expenditure limits, as defined, and make changes in the nature of the business. Objective events of default, therein, include, without limitation, nonpayment of principal, interest or other obligations, violation of the covenants, insolvency, and court-ordered judgments. Audited financial statements are required to be submitted to the lenders no later than 120 days after year end. In particular, we are required to maintain a minimum availability under the line of credit under the EWB Loan Agreement of $750 and maintain a fixed charge coverage ratio, defined as the sum of Adjusted Covenant EBITDA plus capital expenditures minus taxes and dividends over fixed charges, of at least 1.05 to 1.00 as of the last of each month.

In 2018, the financial covenants were amended to temporarily suspend the obligation to comply with the minimum fixed charge coverage ratio through September 30, 2018, to increase the minimum fixed charge coverage ratio as of December 31, 2018, and for the last day of each month thereafter, from 1.00 to 1.10, and to increase the minimum excess availability to $1,200. In 2018, the financial covenants were amended to permanently remove the requirement to maintain positive Adjusted Covenant EBITDA. As a result, as of the period ended March 31, 2018, we were no longer subject to this Adjusted Covenant EBITDA financial covenant.  In October 2019, the financial covenants were amended to suspend the obligation to comply with the minimum fixed charge coverage ratio through the maturity date, which was amended to February 28, 2020, a cash block was placed on interest payments under the Company’s subordinated debt under the Riley Loan Agreement (as defined below) and the establishment of a blocked account was mandated, following which we may request revolving advances up to the amount on deposit in such blocked account in EWB’s discretion.

As of September 30, 2019, no amounts were outstanding under the EWB Loan Agreement.  As of both September 30, 2019 and December 31, 2018, the Company had remaining borrowing capacity of up to $8,000 against the line of credit.  As of September 30, 2019, the Company was not in compliance with one of the financial covenants, specifically the fixed charge coverage ratio, however, EWB waived such noncompliance in October 2019 by amending the EWB Loan Agreement.  The Company is currently restricted from borrowing under the EWB Loan Agreement until it establishes a blocked account and, thereafter, any future borrowings will be, subject to continued compliance with the covenants set forth in the EWB Loan Agreement, at EWB’s discretion and limited to the amount on deposit in such blocked account.

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

During the year ended December 31, 2018, the Company amended the Riley Loan Agreement to increase the available aggregate principal borrowings to $12,000. The 2018 amendments did not change the terms of the original Riley Loan Agreement other than to provide a waiver of the defined prepayment penalties if any repayment does not reduce the principal amount outstanding below $10,000. The Riley Loan Agreement, as amended, matures on September 1, 2022 (the “Maturity Date”) and carries a stated interest rate of 10% and provided that the first year of interest commencing on October 26, 2018 be compounded into the principal, with interest-only payments beginning thereafter.  In October 2019, a cash block was placed on interest payments under the Riley Loan Agreement, which was accepted by B. Riley.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of September 30, 2019 and December 31, 2018, the total outstanding principal and interest under the Riley Loan Agreement, as amended, was $9,751 and $13,001, respectively.  During the three months ended September 30, 2019, the Company repaid $3,250, or 25% of the principal amount under the Riley Loan Agreement, and incurred a 2% fee on the amount below the $10,000 threshold as a result of the prepayment.

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

Promissory Notes Payable—In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements would be paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $547 and $718 at September 30, 2019 and December 31, 2018, respectively.

Other Financing Arrangements—In 2017, the Company entered into three financing arrangements totaling approximately $472 with remaining maturity dates of June 2020 and August 2020. As of September 30, 2019, and December 31, 2018, the remaining balances were zero and $238, respectively.

Future aggregate annual principal payment on all long-term debt, excluding the discount of $359, are as follows for the next 5 years as of September 30, 2019:

Year Ending, December 31st,
Remainder of 2019	$37
2020	144
2021	144
2022	9,895
2023	78
$10,298

NOTE 6 —Convertible Preferred Stock And Stockholders’ Equity

Under the Company’s Amended and Restated Certificate of Incorporation dated October 23, 2017, the authorized capital stock of the Company consisted of 33,853,333 shares of capital stock (par value of $0.001 per share), comprising 18,666,666 shares of common stock and 15,186,664 shares of convertible preferred stock, of which 1,266,666 shares were designated as Series A-3, 1,186,666 shares were designated as Series A-2 convertible preferred stock (“Series A-2”), 1,733,333 shares were designated as Series A-1 convertible preferred stock (“Series A-1”), 9,333,333 shares were designated as Series A, and 1,666,666 shares were designated as Series B convertible preferred stock (“Series B”).

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

On November 1, 2018, the Company converted all outstanding shares of Series A, Series A-1, Series A-2 and Series B into shares of common stock. Prior to this conversion, the Company also approved the payment of dividends to all holders of Series A, Series A-1 and Series A-2 of record on this date. The value of the dividends of $6,539 were determined in accordance with the terms of the Amended and Restated Certificate of Incorporation dated October 23, 2017, based on the stated dividend rate per respective Series. The total Series A, Series A-1 and Series A-2 shares issued as dividends was 944,694, 66,255 and 49,456, respectively. The dividends of $10,152 were recorded at fair value as of the date of Board approval. The total outstanding preferred shares of 13,277,864, inclusive of historical shares issued as dividends, were converted into common stock.

On November 2, 2018, the Company amended and restated its previous certificate of incorporation and adjusted its authorized capital stock (par value of $0.001) to consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Each outstanding share of common stock entitles the holder to one vote of each matter properly submitted to the stockholders of the Company for vote. During the nine months ended September 30, 2019, no shares of preferred have been issued.

On November 2, 2018, the Company entered into a Securities Purchase Agreement for the sale of 2,089,136 shares of common stock, under which 1,270,905 shares of common stock were sold as of December 31, 2018, at $7.18 per share for net proceeds of approximately $8,295. Issuance cost approximating $831 were incurred and netted against the proceeds within the condensed consolidated statements of stockholder’s equity (deficit). The Company sold an additional 227,628 shares of common stock for net proceeds of $1,603, incurring issuance cost of $30 and were netted against the proceeds within the condensed consolidated statements of stockholder’s equity (deficit) in January 2019.

On April 24, 2019, the Company issued 10,000 shares of common stock to a former employee in exchange for a release of claims and other agreements.

NOTE 7 —Warrants

There were 155,338 warrants exercised on May 10, 2019 for total cash proceeds of $23. The following table discloses warrants issued and outstanding as of September 30, 2019 and December 31, 2018:

	September 30, 2019
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

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 8 —Stock-based Compensation

As of September 30, 2019, the Company had the 2012 Equity Incentive Plan (the “2012 Option Plan”), and 2019 Equity Incentive Plan (the “2019 Option Plan”) in place. As of September 30, 2019, the number of shares available to be issued under the 2012 Option Plan and 2019 Option Plan were zero and 2,011,449 respectively.

The Option Plans provides for the grant of incentive and non-statutory stock options (“Options”), stock appreciation rights (“SAR”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) to employees, nonemployee directors, and consultants of the Company. Option awards granted under the Option Plan generally become exercisable ratably over a two-year or four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Company’s Board of Directors, certain awards may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other awards are exercisable only to the extent vested. At September 30, 2019 and December 31, 2018, there were no shares that had been early exercised that were subject to the Company’s repurchase right at that date. The exercise price or strike price for Options and SARs granted under the Option Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive stock options granted under the Option Plan to ten percent or greater stockholders must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and are not exercisable after five years from the date of grant.

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

As of September 30, 2019, no shares have been issued under the 2019 Employee Stock Purchase Plan.

On April 10, 2019, the Company granted an aggregate of 128,000 restricted stock units to the Company’s executives of which 90,000 are outstanding at September 30, 2019.

On May 13, 2019, the Company granted a fully vested restricted stock award of 383,197 shares, and issued 210,758 net shares of common stock after withholding 172,439 shares of common stock totaling $1,897, recorded as a reduction to additional paid-in capital, to satisfy tax obligations associated with the grant, to the Company’s Chief Executive Officer as a bonus pursuant to his employment agreement. As a result, the Company recorded $4,215 as compensation expense to operating expenses under the Statement of Operations during the nine months ended September 30, 2019.

In connection with the IPO, the Company accelerated vesting of 201,666 options dated September 10, 2018, pursuant to the employment agreement of the Company’s Chief Financial Officer. As a result, the Company recorded $287 as compensation expense to operating expenses under the Statement of Operations during the nine months ended September 30, 2019.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Research and development	$93	$10	$268	$21
Sales and marketing	65	16	543	33
General and administrative	114	28	5,045	57
Cost of revenues	35	9	55	18
	$307	$63	$5,911	$129

Stock Options:

Stock option activity for the nine months ended September 30, 2019 is as follows:

			Weighted average
		Weighted average	remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value
Outstanding at January 1, 2019	1,320,197	$0.77	7.99	$8,465
Options granted	637,213	$10.94
Options exercised	(85,559)	$0.81
Options forfeited	(150,730)	$6.64
Options cancelled	—	$—
Outstanding at September 30, 2019	1,721,121	$4.02	7.93	$2,541

Vested and expected to vest at September 30, 2019	1,721,121	$4.02	7.93	$2,541
Vested at September 30, 2019	1,139,418	$2.72	7.33	$1,993

As of September 30, 2019, there was approximately $2,473 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.

NOTE 9 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as result of the Company’s full valuation allowance related to U.S. federal and state operating losses. For the three months ended September 30, 2019 and 2018, the Company recorded provisions for income tax expense of $33 and income tax benefit of $14, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded provisions for income tax expense of $784, and $667, respectively.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act), which significantly changes existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, and move from a worldwide tax system to a territorial system, as well as other changes.  The tax rate reduction was effective January 1, 2018.  Beginning in 2018, the Company became subject to the global intangible low-taxed income (GILTI) provisions of the Tax Act on the income of the Company’s foreign subsidiaries. The Company’s foreign subsidiaries are profitable for the three and nine months ended September 30, 2019 and forecast profits for all of 2019.  The GILTI subjects the income of the foreign subsidiaries to U.S. taxation.  The Company’s accounting policy related to the GILTI is to treat GILTI related book/tax differences as period costs and to use the incremental cash tax savings approach in evaluating the Company’s U.S. net operating loss valuation allowance assessment.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions.  In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.  These assessments can require considerable estimates and judgments.  The gross amount of unrecognized tax benefits was approximately $5,985 as of September 30, 2019.  Our unrecognized tax benefits that, if recognized, would reduce the effective income tax rate in future periods totaled $735 as of September 30, 2019. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required.  If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.  The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

NOTE 10 —Commitments and Contingencies

Royalty payments—The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit, and expire in 2021 and 2023. Royalty expense for the three months ended September 30, 2019 and 2018 was $862 and $321, respectively. Royalty expense for the nine months ended September 30, 2019 and 2018 was $2,560 and $1,350, respectively, which are included in cost of revenues on the condensed consolidated statements of operations.

Securities litigation—On September 20, 2019, a purported Sonim stockholder who allegedly purchased stock registered in Sonim’s initial public offering (“IPO”) filed a putative class action complaint in the Superior Court of the State of California, County of San Mateo, captioned Pearson v. Sonim Technologies, Inc., et al., Case No. 19CIV05564, on behalf of himself and others who purchased shares of Sonim registered in the IPO (the “Pearson Action”).  On October 4 and 16, 2019, two additional purported class action complaints substantially similar to the Pearson Action were filed on behalf of different plaintiffs yet the same putative class of Sonim stockholders, in the same court as the Pearson Action.  On October 7, 2019, a substantially similar putative class action lawsuit was filed in the United States District Court for the Northern District of California.  All four complaints allege violations of the Securities Act of 1933 by Sonim and certain of its current and former officers and directors for, among other things, alleged false or misleading statements and omissions in the registration statement issued in connection with the IPO, relating primarily to an alleged failure to disclose software defects in Sonim’s phones and alleged misstatements about performance characteristics of Sonim’s phones.  Sonim intends to defend these matters vigorously.  An adverse outcome in any of these matters, however, could have a material adverse effect on our financial condition, results of operations, or cash flows for a particular period.  Due to the uncertainly of the outcome of this matter, the Company has not recorded any accruals as of September 30, 2019.

General litigation—The Company is involved in various other legal proceedings arising in the normal course of business.  The Company does not believe that the ultimate resolution of these other matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

The results of any future litigation cannot be predicted with certainty and, regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management time and resources and other factors.

Indemnification—Under the terms of its agreements with wireless carriers and other partners, the Company has agreed to provide indemnification for intellectual property infringement claims related to the Company’s product sold by them to their end customers. From time to time, the Company receives notices from these wireless carriers and other partners of a claim for infringement of intellectual property rights potentially related to their products. These infringement claims have been settled, dismissed, have not been further pursued by the customers, or are pending for further action by the Company.

Contingent severance obligations—The Company has agreements in place with certain key employees guaranteeing severance payments under certain circumstances. Generally, in the event of termination by the Company without cause, termination due to death or disability, or resignation for good reason, the Company is obligated to the pay the employees: (i) any time before a Change in Control, amounts up to $1,342 or (ii) if at any time within 12 months of a Change in Control, amounts up to $1,667. In addition, in the event of termination by the Company with cause, the Company is obligated to pay the employees up to $240.  As of September 30, 2019 and December 31, 2018, no accrual has been recorded.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 11 —Related Party Transactions

Revenue transactions with a certain investor—During the three months ended September 30, 2019 and 2018, the Company recognized revenue of zero and during the nine months ended September 30, 2019 and 2018, the Company recognized revenue of zero and $797, respectively, with an investor and holder of the August 2016 Series A warrants which were amended to common stock warrants in conjunction with the November 2018 preferred stock conversion event.

Management Services Agreement—In October 2017, the Company entered into a management services agreement with B. Riley Principal Investments, an investor, pursuant to which B. Riley Investments agreed to provide advisory and consulting services to the Company. The Company incurred approximately zero and $50 in related consulting fees in each of the three months ended September 30, 2019 and 2018, respectively. The Company incurred approximately $56 and $150 in related consulting fees during the nine months ended September 30, 2019 and 2018, respectively.  At the closing of the Company’s IPO, the management services agreement was terminated in accordance with its terms.

NOTE 12 —Net Loss Per Share Attributable to Common Stockholders

Net loss per share attributable to common stockholders for the three and nine months ended September 30, 2019 and 2018 was determined by increasing Net income (loss) for the three and nine months then ended by the number of cumulative dividends, not yet declared, on the Company's previously outstanding convertible preferred stock. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Numerator:
Net loss allocable to common stockholders	$(6,768)	$(947)	$(19,057)	$(12,108)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	20,356,447	1,037,090	18,085,719	1,035,927
Net loss per share, basic and diluted	$(0.33)	$(0.91)	$(1.05)	$(11.69)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the three and nine months ended September 30, 2019 and 2018, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Shares of convertible preferred stock	—	12,217,459	—	12,217,459
Shares subject to options to purchase common stock	1,721,121	1,356,511	1,721,121	1,356,511
Unvested restricted stock units	90,000		90,000
Shares subject to warrants to purchase convertible preferred stock		156,294	—	156,294
Shares subject to warrants to purchase common stock	956	—	956	—
Shares subject to term debt optional conversion into convertible preferred stock	—	1,457,437	—	1,457,437
Shares subject to term debt optional conversion into common stock	1,099,317	—	1,099,317	—
Total	2,911,394	15,187,701	2,911,394	15,187,701

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

The following table summarizes the revenue by region based on ship-to destinations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
U.S	$23,170	$33,030	$78,401	$69,583
Canada and Latin America	3,964	3,517	13,255	10,149
Europe and Middle East	756	2,012	4,766	8,098
Asia Pacific	960	939	2,659	1,308
	$28,850	$39,498	$99,081	$89,138

Long-lived assets located in the United States and Asia Pacific region were $1,175 and $511, and $2,013 and $393 as of September 30, 2019 and December 31, 2018, respectively.

The composition of revenues for the three and nine months ended September 30, 2019 and 2018 is follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Product Sales	$28,773	$38,892	$98,714	$86,876
Services	77	606	367	2,262
Total revenues	$28,850	$39,498	$99,081	$89,138

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits at September 30, 2019 and December 31, 2018. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $7 and $11 at September 30, 2019 and December 31, 2018, respectively.

SONIM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Receivables from three customers approximated 54%, 22%, and 11% at September 30, 2019, and two customers approximated 44% and 43% of total accounts receivable at December 31, 2018. Revenue from customers with concentration greater than 10% in the three and nine months ended September 30, 2019 and 2018, accounted for approximately the following percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Customer A	25%	16%	31%	15%
Customer B	*	19%	*	18%
Customer C	19%	*	20%	*
Customer D	19%	13%	12%	12%
Customer E	*	33%	*	31%

*	Customer revenue did not exceed 10% in the respective periods.

NOTE 14 —SUBSEQUENT EVENTS

Senior Credit Agreement

In October 2019, the Company entered into an amendment to the EWB Loan Agreement which suspended the Company’s obligation to comply with the minimum fixed charge coverage ratio through the maturity date, which was amended to February 28, 2020, placed a cash block on interest payments under the Company’s subordinated debt under the Riley Loan Agreement, required the Company to establish a blocked account, following which the Company may request revolving advances up to the amount on deposit in such blocked account in EWB’s discretion and waived the Company’s noncompliance with the fixed charge coverage ratio financial covenant.

Departure of Certain Officer and Appointment of Certain Officer

On October 29, 2019, the Company and Mr. Robert Plaschke agreed that Mr. Plaschke would cease serving as the Company’s Chief Executive Officer, effective immediately.  In connection with Mr. Plaschke’s transition, the Company entered into a Transition and Separation Agreement with Mr. Plaschke pursuant to which he will serve as a Senior Advisor to the Board until April 30, 2020.

On October 29, 2019, the Company entered into an employment agreement with Thomas W. Wilkinson, which governs the terms of Mr. Wilkinson’s employment as the Company’s Chief Executive Officer and member of the board.

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

Company Overview

We are a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobile phones and accessories to three of the four largest wireless carriers in the United States—AT&T, Sprint and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. Our phones and accessories connect workers with voice, data, and workflow applications in two end-markets: industrial enterprise and public sector.

We generate revenues from sales of our (i) mobile phones, (ii) industrial-grade accessories and (iii) beginning in 2019, cloud-based software and application services. We sell our mobile phones and accessories primarily to wireless carriers in both the United States and Canada, who then resell our products in conjunction with network services to end customers.

Net revenues for the three months ended September 30, 2019 decreased 27% to $28.9 million from $39.5 million in the three months ended September 30, 2018. The decrease in net revenues was primarily attributable to lower volumes for the XP8 smart phone and XP5 feature phones sold to US carriers, which can be attributed in part to technical challenges related to the XP8 and other general non-systematic accessory-related issues in the feature phones.  These challenges resulted in lost sales momentum and diversion of resources.

Net revenues for the first nine months of 2019 increased 11% to $99.1 million from $89.1 million in the first nine months of 2018. The increase in net revenues was primarily due to the launch of commercial sales of our XP3 device in March 2019 and increased unit sales volumes for the XP8 and XP5S to major wireless carriers in the first half of 2019.

In February 2019, we announced the introduction of Sonim Scan, a subscription service which integrates a barcode scanning application with the camera on the XP8, allowing end users to scan up to 45 1D or 2D barcodes per minute. Revenues from this new product are not significant.

Additional Sonim subsidiary

On August 21, 2019, Sonim Technologies (Canada), Inc. was incorporated, a fully owned subsidiary of the Company, to aide with sales and post sales services.  During the three months ended September 30, 2019, immaterial fees were incurred in the set-up of the subsidiary.

Restructuring and Reduction in Force

In September 2019, the Board of Directors approved, and management commenced and completed, a restructuring plan to reduce operating costs and better align its workforce with the needs of its business.  Under the plan, the Company reduced its workforce by 14 employees.  Affected employees are eligible to receive severance and COBRA reimbursement payments.  In connection with the restructuring, the Company accrued $0.6 million in aggregate restructuring charges related to one-time termination severance payments and other employee-related costs.  $0.1 million of the cash payments related to the personnel-related restructuring charges were paid during the third quarter of 2019, with the remaining $0.5 million to be paid by the second quarter of 2020.  The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

Departure Certain Officers; Appointment of Certain Officers; and Compensatory Arrangements of Certain Officers

On October 29, 2019, the Company and Mr. Robert Plaschke agreed that Mr. Plaschke will cease serving as the Company’s Chief Executive Officer, effective immediately.  In connection with Mr. Plaschke’s transition, the Company entered into a Transition and Separation Agreement with Mr. Plaschke pursuant to which he will serve as a Senior Advisor to the Board until April 30, 2020.

On October 29, 2019, the Company entered into an employment agreement with Thomas W. Wilkinson, which governs the terms of Mr. Wilkinson’s employment as the Company’s Chief Executive Officer and member of the board.

On September 9, 2019, the Company and Mr. James Walker determined that Mr. Walker would cease serving as the Company’s Chief Financial Officer, effective immediately.  Mr. Walker was deemed eligible to receive certain severance benefits following his last day of employment pursuant to, and subject to the conditions set forth in, his existing agreements with the Company, all of which have been previously publicly disclosed, as well as extension of his post-separation option exercise period to January 17, 2020.

On September 10, 2019, the Company entered into an employment agreement with Robert Tirva, which governs the terms of Mr. Tirva’s employment as the Company’s interim Chief Financial Officer.  In this role, Mr. Tirva will serve as the Company’s principal financial officer and principal accounting officer.

Initial Public Offering

On May 9, 2019, our registration statement on Form S-1 (File No. 333-230887) related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on May 10, 2019. Our IPO closed on May 14, 2019. As a result, our condensed consolidated financial statements as of September 30, 2019 reflects the impact of our IPO.

Key Metrics

We review a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. In addition to our financial results determined in accordance with U.S. GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our performance related metrics.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Smartphones	20	47	79	109
Feature Phones	75	46	239	96
Total Units Sold	95	93	318	205
Adjusted EBITDA	$(5,110)	$3,874	$(8,993)	$1,135

Units Shipped

Our smartphones include the XP6, XP7, and XP8 models.  The number of smartphone units sold during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 decreased by 57%, and for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 decreased by 28%, primarily due to introduction of the XP8 resulting in decreased demand for the older XP7 and XP6 models.

Our feature phones include the XP3, XP5, and XP5s models.  The number of feature phone units sold during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 increased by 63%, and for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 increased by 149%, primarily due to increased demand for the XP5s from several carriers and the introduction of our newest feature phone, the XP3.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of stock-based compensation expense, depreciation and amortization, interest expense, net, income tax expense, change in fair value of warrant liability and one-time restructuring costs. We define Adjusted Covenant EBITDA as Adjusted EBITDA further adjusted to exclude the impact of exchange rate changes. Adjusted EBITDA and Adjusted Covenant EBITDA are useful financial metrics in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments such as stock-based compensation and changes in the fair value of the warrant liability. We use Adjusted Covenant EBITDA to periodically assess compliance with certain covenants and other provisions under our EWB Loan Agreement.

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

•	costs associated with certain events, such as changes in fair value of warrant liability and restructuring costs, are not considered a key measure of our operating performance.

We use Adjusted EBITDA and Adjusted Covenant EBITDA:

•	as a measure of operating performance;
•	for planning purposes, including the preparation of budgets and forecasts;
•	to allocate resources to enhance the financial performance of our business;
•	to evaluate the effectiveness of our business strategies;
•	to periodically assess compliance with certain covenants and other provisions under the EWB Loan Agreement;
•	in communications with our board of directors concerning our financial performance; and
•	as a consideration in determining compensation for certain key employees.

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

Set forth below is a reconciliation from net income (loss) to Adjusted EBITDA and Adjusted Covenant EBITDA for the three and nine months ended September 30, 2019 and 2018 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Net income (loss)	$(6,768)	$2,134	$(19,057)	$(3,060)
Adjustments:
Depreciation and Amortization	505	509	1,580	1,339
Stock Based Compensation Expense	307	63	5,911	129
Warrant Revaluation	—	644	—	644
Interest Expense	235	538	1,211	1,416
Income Taxes	33	(14)	784	667
Restructuring Costs	578	—	578	—
Adjusted EBITDA	(5,110)	3,874	(8,993)	1,135
Exchange Rates	249	(20)	522	196
Adjusted Covenant EBITDA	$(4,861)	$3,854	$(8,471)	$1,331

Factors Affecting Our Results of Operations

We believe that the growth and future success of our business depend on many factors. While these factors present significant opportunities for our business, they also pose important challenges that we must successfully address in order to improve our results of operations.

Research and Development

We believe that our performance is significantly dependent on the investments we make in research and development and that we must continue to develop and introduce innovative new products on a two to three-year cycle. While the hardware design of our devices is generally the same for all wireless carriers, each device must be configured to conform to the requirements of each wireless carrier’s network, resulting in higher development expenses as the number of wireless carriers we sell through increases. In addition to the design and configuration costs, each device must undergo a multi-month technical approval process at each carrier before it can be certified to be stocked at each carrier. The approval process for each device for each carrier has historically cost between $1-2 million. Prior to commencement of development of a product for certification, we generally do not receive any purchase orders or commitments. Following a carrier’s review of product concepts, we may receive a product award letter from that carrier to move forward with the development and certification process, at which time we may begin receiving advance purchase orders or commitments. Since the timing of when we seek technical approval with our wireless carriers tends to be cyclical in nature, quarter-over-quarter expenditures may vary significantly depending on the number of approvals in process during the quarter. If we fail to innovate and enhance our product offerings, our brand, market position and revenues may be adversely affected. If our research and development efforts are not successful, we will not recover these investments that we make.

New Customer Acquisitions

We are focused on continuing to acquire new customers, both in North America and overseas, to support our long-term growth. Historically, we have been dependent on a small number of wireless carriers distributing our products. We have invested, and expect to continue to invest, in our sales and marketing efforts to drive new customer acquisition. In particular, a key part of our strategy is to further expand the use of our solutions over dedicated LTE networks in the public safety market. We will also continue to invest in and expand our international sales teams. As a result, we expect our sales and marketing costs to increase as we seek to acquire new customers. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our sales and marketing resources.

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

Results of Operations

The following tables present key components of our results of operations for the three and nine months ended September 30, 2019, compared to results for the same periods in 2018 (In thousands):

	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	Increase (Decrease)%		2019	2018	Increase (Decrease)%
Net revenues	$28,850	$39,498	$(10,648)	-27%	$99,081	$89,138	$9,943	11%
Cost of revenues	21,602	25,435	(3,833)	-15%	67,643	59,272	8,371	14%
Gross profit	7,248	14,063	(6,815)	-48%	31,438	29,866	1,572	5%
Total operating expenses	13,500	10,780	2,720	25%	47,978	30,002	17,976	60%
Income (loss) from operations	(6,252)	3,283	(9,535)	-290%	(16,540)	(136)	(16,404)	12062%
Interest expense	(235)	(538)	303	-56%	(1,211)	(1,416)	205	-14%
Change in fair value of warrant liability	-	(644)	644		-	(644)	644
Other income (expense), net	(248)	19	(267)	-1405%	(522)	(197)	(325)	165%
Income (loss) before income taxes	(6,735)	2,120	(8,855)	-418%	(18,273)	(2,393)	(15,880)	664%
Income tax benefit (expense)	(33)	14	(47)	-336%	(784)	(667)	(117)	18%
Net income (loss)	$(6,768)	$2,134	$(8,902)	-417%	$(19,057)	$(3,060)	$(15,997)	523%

Net Revenues

Net revenues for the three months ended September 30, 2019 decreased 27% to $28.9 million from $39.5 million in the three months ended September 30, 2018. The decrease in net revenues was primarily attributable to lower volumes for the XP8 smart phone and XP5 feature phones sold to US carriers, which can be attributed in part to technical challenges related to the XP8 and other general non-systematic accessory-related issues in the feature phones.  These challenges resulted in lost sales momentum and diversion of resources.

Net revenues for the nine months ended September 30, 2019 increased 11% to $99.1 million from $89.1 million in the nine months ended September 30, 2018. The increase in net revenues was primarily due to the launch of commercial sales of our XP3 device in March 2019 and increased unit sales volumes for the XP8 and XP5S to major wireless carriers in the first half of 2019.

Cost of Revenues and Gross Profit

Gross profit for the three months ended September 30, 2019 decreased 48% to $7.2 million (25% of net revenues) compared to $14.1 million (36% of net revenues) for the three months ended September 30, 2018. The decrease in gross profit was primarily attributable to a one-time reserve adjustment of $2.1 million related to the aging of materials and finished goods, and a loss of $0.7 million resulting from minimum purchase commitments for end of life products.

Our gross profit for the nine months ended September 30, 2019 increased by $1.6 million compared to the nine months ended September 30, 2018. The improvement was driven primarily by an increase in net revenue of 11% from mobile phone sales.  The decrease in gross margin percentage from 34% in the first nine months of 2018 to 32% in the first nine months of 2019 was primarily due to the one-time reserve adjustment of $2.1 million related to the aging of materials and finished goods, and a loss of $0.7 million resulting from minimum purchase commitments for end of life products and a different product mix in the nine months ended September 30, 2019 compared to 2018.

Operating Expenses and Net Operating Loss

Our net loss for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 increased by $8.9 million and $15.9 million respectively, driven primarily by increases in operating expenses of $2.7 million and $18.0 million respectively, partially offset by an increase in net revenue. Operating expenses are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except %)				(in thousands, except %)
Research and Development Expense	$7,010	$5,997	$1,013	17%	$23,645	$16,764	$6,881	41%
Sales and Marketing Expense	3,042	3,395	(353)	-10%	10,985	8,803	2,182	25%
General and Administrative Expense	2,870	1,388	1,482	107%	12,770	4,435	8,335	188%
Restructuring costs	578	—	578	100%	578	—	578	100%
Total Operating Expenses	$13,500	$10,780	$2,720	25%	$47,978	$30,002	$17,976	60%

Research and development.

Research and development expense for the three months ended September 30, 2019 increased by $1 million, or 17% to $7 million compared to $6 million for the three months ended September 30, 2018. These expenses increased primarily due to $0.3 million of costs associated with technical approval processes required by wireless carrier customers, as well as new product launches, and $0.7 million of an associated increase in employee headcount, prior to restructuring.

Research and development expense for the nine months ended September 30, 2019 increased by $6.9 million, or 41% to $23.6 million from $16.8 million for the nine months ended September 30, 2018. These expenses increased primarily due to $3.1 million of costs associated with technical approval processes required by wireless carrier customers, as well as new product launches, $3.4 million of an associated increase in employee headcount prior to restructuring, and $0.3 million of increase in travel and administration expenses.

Sales and marketing.

Sales and marketing expense for the three months ended September 30, 2019 decreased by $0.4 million, or 10% to $3.0 million from $3.4 million for the three months ended September 30, 2018. The decrease was attributable to lower commissions due to decreased sales in the third quarter of 2019.

Sales and marketing expense for the nine months ended September 30, 2019 increased by $2.2 million, or 25% to $11 million from $8.8 million for the nine months ended September 30, 2018. These expenses increased primarily due to $1.6 million of an associated increase in employee headcount, prior to restructuring and $0.6 million of additional direct customer service expenses.

General and administrative.

General and administrative expense for the three months ended September 30, 2019 increased by $1.5 million, or 107% to $2.9 million from $1.4 million for the nine months ended September 30, 2018. These expenses increased primarily due to $0.5 million of increased employee compensation and hiring, $0.5 million of increased directors and officers insurance upon IPO, $0.4 million of increased legal fees and $0.1 million of increased expenses due to office rent.

General and administrative expense for the nine months ended September 30, 2019 increased by $8.3 million, or 188% to $12.8 million from $4.4 million for the nine months ended September 30, 2018. These expenses increased primarily due to $5 million of increased stock compensation in connection with the IPO for the Chief Executive Officer and Chief Financial Officer, $1 million of increased employee compensation and hiring of new consultants, $0.6 million of increased accounting fees, $0.7 million of increased directors and officers insurance upon IPO, $0.4 million of increased other administrative expenses and $0.6 million of increased expenses due to office rent.

Restructuring Costs

In September 2019, the Board of Directors approved, and management commenced and completed, a restructuring plan to reduce operating costs and better align its workforce with the needs of its business.  Under the plan, the Company reduced its workforce by 14 employees.  Affected employees are eligible to receive severance and COBRA reimbursement payments.  During the three months ended September 30, 2019, we recorded a one-time charge related to restructuring costs totaling $0.6 million.

Interest and Other Expense, net

We recorded $0.2 million in foreign exchange loss and $0.2 million in net interest expense for the three months ended September 30, 2019, whereas we recorded $0.6 in warrant revaluation, $0.02 million in foreign exchange gain and $0.5 million in net interest expense for the three months ended September 30, 2018.

We recorded $0.5 million in foreign exchange loss and $1.2 million in net interest expense for the nine months ended September 30, 2019, whereas we recorded $0.6 in warrant revaluation, $0.2 million in foreign exchange loss and $1.4 million in net interest expense for the nine months ended September 30, 2018.

Income Tax Expense

We recognized income tax expense of $0.03 million, and a benefit of $0.01 million for the three months ended September 30, 2019 and 2018, respectively. Tax expense for the three months ended September 30, 2019 was $0.05 million higher than the tax expense for the three months ended September 30, 2018, primarily as a result of higher state tax expense recorded in the 2019 period compared to the 2018 period, and the application of interim period tax accounting principles.

We recognized income tax expense of $0.8 million, and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP metric reconciled above) for the three months ended September 30, 2019 decreased $8.9 million to a loss of $5.1 million from a gain of $3.9 million in the three months ended September 30, 2018. The decrease in adjusted EBITDA was primarily due to an increase in net loss for the third quarter of 2019.

Our Adjusted EBITDA for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 decreased by approximately $10.1 million, primarily due to an increase in net loss of $16.0 million, partially offset by adjustments of $5.8 million in stock-based compensation expense.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of September 30, 2019, we had an aggregate of $9.8 million of principal and deferred accrued interest outstanding under the B. Riley Convertible Note.

Under the B. Riley Convertible Note, we have borrowed an aggregate principal amount of $12.0 million on a subordinated secured basis. Borrowings bear interest at 10% per year; interest amounts accrued and compounded into principal outstanding until October 2018, following which we are required to pay periodic interest in cash. The B. Riley Convertible Note matures on September 1, 2022. Borrowings under the B. Riley Convertible Note are secured by a subordinated lien on substantially all of our assets, subject to permitted liens. The principal amount of indebtedness under the B. Riley Convertible Note is convertible into shares of our common stock at $8.87 per share. Between the first and second anniversary of the original issue date of the note, between the second and the third anniversary of the original issue date of the note, following the third anniversary of the original issue date of the note and following the fourth anniversary of the original issue date of the note, B. Riley Principal Investments, LLC may elect to convert 75.0%, 50.0%, 25.0% and 12.5%,respectively, of the then-outstanding total principal amount and accrued interest outstanding under the note at the conversion price per share of $8.87. We have the right to prepay amounts under the B. Riley Convertible Note at any time with a 2.0% prepayment fee if paid off before October 2019, a 1.0% prepayment fee if paid off between October 2019 and October 2020 and no prepayment fee thereafter. The prepayment fees are waived if the outstanding principal balance does not fall below $10.0 million following prepayment.  Following prepayment, the outstanding principal balance fell below the $10.0 million threshold and we paid a prepayment fee.

We maintain a credit line with EWB pursuant to the EWB Loan Agreement. In the future, we may borrow up to $8.0 million under the line of credit available under the EWB Loan Agreement. As of September 30, 2019, no amounts were outstanding under the EWB Loan Agreement. Borrowings under the EWB Loan Agreement bear interest at 1.0% plus the prime lending rate. Borrowings under the EWB Loan Agreement are secured by a senior lien on substantially all of our assets, including inventory and receivables, subject to permitted liens. In the event of a default under the EWB Loan Agreement, entities affiliated with B. Riley Financial and Investec Investments (UK) Limited, two of our stockholders, have the right to purchase the indebtedness under the EWB Loan Agreement at par and to exercise remedies for the default, in their discretion, as the holders of the indebtedness.

The EWB Loan Agreement contains certain negative and affirmative covenants as well as financial covenants, including covenants that restrict our ability to, among other things, incur or prepay indebtedness on subordinated debt, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, exceed annual capital expenditure limits, as defined, and make changes in the nature of the business. Objective events of default, therein, include, without limitation, nonpayment of principal, interest or other obligations, violation of the covenants, insolvency, and court-ordered judgments. Audited financial statements are required to be submitted to the lenders no later than 120 days after year end. In particular, we are required to maintain a minimum availability under the line of credit under the EWB Loan Agreement of $750,000 and maintain a fixed charge coverage ratio, defined as the sum of Adjusted Covenant EBITDA plus capital expenditures minus taxes and dividends over fixed charges, of at least 1.05 to 1.00 as of the last of each month. In 2018, the financial covenants were amended to temporarily suspend the obligation to comply with the minimum fixed charge coverage ratio through September 30, 2018, to increase the minimum fixed charge coverage ratio as of December 31, 2018, and for the last day of each month thereafter, from 1.00 to 1.10, and to increase the minimum excess availability to $1.2 million. In 2018, the financial covenants were amended to permanently remove the requirement to maintain positive Adjusted Covenant EBITDA. As a result, as of the period ended March 31, 2018, we were no longer subject to this Adjusted Covenant EBITDA financial covenant. In October 2019, the financial covenants were amended to suspend the obligation to comply with the minimum fixed charge coverage ratio through the maturity date, which was amended to February 28, 2020, a cash block was placed on interest payments under the Company’s subordinated debt under the Riley Loan Agreement (as defined below) and the establishment of a blocked account was mandated, following which we may request revolving advances up to the amount on deposit in such blocked account in EWB’s discretion.

As of September 30, 2019, no amounts were outstanding under the EWB Loan Agreement.  As of both September 30, 2019 and December 31, 2018, the Company had remaining borrowing capacity of up to $8,000 against the line of credit.  As of September 30, 2019, we were not in compliance with one of the financial covenants, specifically the fixed charge coverage ratio, however, EWB waived such noncompliance in October 2019 by amending the EWB Loan Agreement.  We are currently restricted from borrowing under the EWB Loan Agreement until we establish a blocked account and, thereafter, any future borrowings will be, subject to continued compliance with the covenants set forth in the EWB Loan Agreement, limited to the amount on deposit in such blocked account and in EWB’s discretion.

Cash and cash equivalents as of September 30, 2019, was $16.3 million, or $3.3 million higher than net cash of $13.0 million at December 31, 2018. The increase was driven primarily by proceeds from a private equity financing for common stock for an aggregate of $1.6 million that closed in January 2019, and net proceeds of $36.8 million from our IPO in May 2019, after deducting underwriting discounts, commissions and offering expenses paid by us.

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(28,803)	$(1,987)
Net cash used in investing activities	(1,255)	(1,970)
Net cash provided by financing activities	33,358	3,907
Net increase (decrease) in cash and cash equivalents	3,300	(50)

Cash flows from operating activities

For the nine months ended September 30, 2019, cash used in operating activities was $28.8 million, primarily attributable to a net loss of $19.1 million, a net change in our net operating assets and liabilities of $19.1 million, partially offset by non-cash charges of $9.4 million. The change in our net operating assets and liabilities was primarily due to an increase of $5.2 million in inventory, a decrease of $14.9 million in accrued expenses and accounts payable, and decrease of $3.7 million in deferred revenue partially offset by a $1.5 million decrease in accounts receivable and a $3.0 million decrease in prepaid expenses.  Non-cash charges primarily consisted of $1.6 million in depreciation and amortization, $5.9 million in stock-based compensation, and $2.1 million of one-time inventory reserve charges, partially offset by non-cash revenue of $0.3 million under our trade-in guarantee program.

For the nine months ended September 30, 2018, cash used in operating activities was $2.0 million, primarily attributable to net loss of $3.1 million and a net change in our net operating assets and liabilities of $1.9 million, partially offset by non-cash charges of $3.0 million. Non-cash charges primarily consisted of $1.3 million in depreciation and amortization, non-cash interest of $0.9 million and $0.6 million of warrant revaluation costs. The change in our net operating assets and liabilities was primarily due to a $8.3 million increase in accounts receivables, $6.8 million increase in inventory, and $5.7 million increase in prepaid expenses and other current assets, partially offset by a $18.5 million increase in accounts payable and accrued expenses, and $0.3 increase in income tax payable.

Cash flows from investing activities

For the nine months ended September 30, 2019, cash used in investing activities was $1.3 million, attributable to tooling development and purchases of software licenses of $0.3 million and purchases of property and equipment $0.9 million.

For the nine months ended September 30, 2018, cash used in investing activities was $2.0 million, attributable to tooling development and purchases of software licenses of $1.5 million and purchases of property and equipment of $0.5 million.

Cash flows from financing activities

For the nine months ended September 30, 2019, cash provided by financing activities was $33.4 million, primarily derived from the net proceeds of $37.2 million upon an IPO, which does not include IPO issuance cost of $0.3 million recorded in accounts payable, and a private equity financing of shares of common stock that closed in January 2019 for an aggregate of $1.6 million, partially offset by the payment of income taxes of $1.9 million in connection with the restricted stock awards issued to our Chief Executive Officer, and repayment on long-term debt of $3.6 million.

For the nine months ended September 30, 2018, cash provided by financing activities was $3.9 million, attributable primarily to net proceeds from additional net borrowings under the B. Riley Convertible Note of $5.0 million, partially offset by $1.1 million of repayments on our lines of credit.

As of September 30, 2019, we had an aggregate of $9.8 million principal and deferred accrued interest outstanding with the B. Riley Convertible Note, refer to Note 5-Borrowings under Riley Loan section. No amounts were outstanding under the EWB Loan Agreement, refer to Note 5- Borrowings under Senior Credit Agreement section.

Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal sources of liquidity as of September 30, 2019 consist of existing cash and cash equivalents totaling $16.3 million, which includes the impact of approximately $36.8 million in proceeds from our initial public offering of common stock that closed in May 2019. In the first nine months of 2019, we used approximately $28.8 million of cash and investments for operating activities. Due to these conditions, along with reductions in our current revenue run-rate, substantial doubt exists as to our ability to continue as a going concern.  Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

After evaluation of the aforementioned conditions, we believe our current resources, along with expected proceeds from forecasted billings, will provide sufficient funding for planned operations into the third quarter of 2020.  Our new management team has commenced a ninety-day initiative to outline a revised strategy for the Company and its forward-looking operations to address the ongoing business in light of these liquidity concerns.  If we cannot grow our revenue run-rate or enhance our operating model, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.  As such, the Company will reevaluate its going concern condition during the year-end reporting cycle.  If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had not entered into any off-balance sheet arrangements and did not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates risk

We had cash and cash equivalents totaling $16.3 million and $13.0 million as of September 30, 2019 and December 31, 2018, respectively. We had no short-term investments as of September 30, 2019 and December 31, 2018. Our cash and cash equivalents consist of cash in bank accounts and money market funds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the nature of our cash and cash equivalents, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and our interim chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to filing this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and interim chief financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On September 20, 2019, a purported Sonim stockholder who allegedly purchased stock registered in Sonim’s initial public offering (“IPO”) filed a putative class action complaint in the Superior Court of the State of California, County of San Mateo, captioned Pearson v. Sonim Technologies, Inc., et al., Case No. 19CIV05564, on behalf of himself and others who purchased shares of Sonim registered in the IPO (the “Pearson Action”).  On October 4 and 16, 2019, two additional purported class action complaints substantially similar to the Pearson Action were filed on behalf of different plaintiffs yet the same putative class of Sonim stockholders, in the same court as the Pearson Action.  On October 7, 2019, a substantially similar putative class action lawsuit was filed in the United States District Court for the Northern District of California.  All four complaints allege violations of the Securities Act of 1933 by Sonim and certain of its current and former officers and directors for, among other things, alleged false or misleading statements and omissions in the registration statement issued in connection with the IPO, relating primarily to an alleged failure to disclose software defects in Sonim’s phones and alleged misstatements about performance characteristics of Sonim’s phones.  Sonim intends to defend these matters vigorously.  An adverse outcome in any of these matters, however, could have a material adverse effect on our financial condition, results of operations, or cash flows for a particular period.

The Company is involved in various other legal proceedings arising in the normal course of business.  The Company does not believe that the ultimate resolution of these other matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

We have incurred significant net losses since 2013, and have an accumulated deficit of $162.6 million as of September 30, 2019. We are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively impact our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	research and development related to our solutions, including investments in our engineering and technical teams;
•	expansion of our sales and marketing efforts;
•	general and administrative expenses, including legal and accounting expenses related to being a public company; and
•	continued expansion of our business.

These investments may not result in increased revenues or growth in our business. Additionally, we have recently and may continue to encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to achieve or maintain profitability over the long term or continue as a going concern.  Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal sources of liquidity as of September 30, 2019 consist of existing cash and cash equivalents totaling $16.3 million, which includes the impact of approximately $36.8 million in proceeds from our initial public offering of common stock that closed in May 2019. In the first nine months of 2019, we used approximately $28.8 million of cash and investments for operating activities. Due to these conditions, along with reductions in our current revenue run-rate, substantial doubt exists as to our ability to continue as a going concern.  Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.  If we cannot grow our revenue run-rate or enhance our operating model, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.  If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq.

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

We enter into master sales arrangements with the majority of our channel partners (including channel partners contributing over 90% of our total revenues for the three and nine months ended September 30, 2019 and for the year ended December 31, 2018) under which our partners purchase our products for distribution on a purchase order basis. While these arrangements are typically long term, they generally do not contain any firm purchase volume commitments. As a result, our channel partners are not contractually obligated to purchase from us any minimum number of products. We are generally required to satisfy any and all purchase orders delivered to us within specified delivery windows, with limited exceptions (such as orders significantly in excess of forecasts). If we are unable to efficiently manage our supply and satisfy purchase orders on a timely basis to our channel partners, we may be in breach of our sales arrangements and lose potential sales. Our sales arrangements also generally include technical performance standards for our mobile phones and accessories sold, which vary by channel partner. If a technical issue with any of our covered products exceeds certain preset failure thresholds for the relevant performance standard or standards, the channel partner typically has the right to cease selling the product, cancel open purchase orders and levy certain monetary penalties. If our products suffer technical issues or failures following sales to our channel partners, we may be subject to significant monetary impact and our channel partners may cease making purchase orders, which would significantly harm our business and results of operations. In addition, our channel partners retain sole discretion in which of their stocked products to offer their customers. While we may offer limited customer incentives, we generally have limited to no control over which products our channel partners decide to offer or promote, which directly impacts the number of products that our partners will purchase from us.

Our channel partners may be unsuccessful in marketing, selling and supporting our solutions. They may also market, sell and support solutions that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may have incentives to promote our competitors’ products in lieu of our products, particularly for competitors who do a large volume business with the channel partner. For example, during the summer of 2019, we expected, based on input from our US wireless carrier channel partners, for such channel partners to subsidize our new products following launch, to place new releases in retail locations and to sign up push-to-talk customers to our new generation phones.  In each of these cases, there were significant delays and changes in the rollout of these efforts, which negatively impacted demand for our products and thus our profitability.  In the event there is not sufficient demand for our products, our channel partners may stop selling our products completely.  While we employ a small direct sales force, our channel partners have significantly larger sales teams who are not contractually obligated to promote any of our devices and often have multiple competing devices in stock to offer their customers. In addition, downstream sales by our channel partners often succeed due to attractive device prices and monthly rate plans, which we do not control. In certain cases, we may promote our own devices through customer incentives, typically in exchange for retail price reductions or contributions of funds for marketing purposes; however, there can be no assurance that any such incentives would contribute to increased purchases of our products. Further, given the impact of attractive pricing on ultimate sales, we generally must offer increased promotional funding or price reductions for our more expensive products. This promotional funding or price reductions operate to reduce our margins and significantly impact our profitability.

New sales channel partners, as well as sales of new products being sold by existing channel partners, may take several months or more to achieve significant sales. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to their customers, or violate laws or our corporate policies. Additionally, some of our master agreements with our wireless carrier customers contain most “favored nation” clauses. These clauses typically provide that if we enter into an agreement with another wireless carrier or customer on more favorable terms, we must offer some of those terms to our existing wireless carrier customers. These provisions may obligate us to provide different, more favorable, terms to our existing wireless carrier customers, which could, if applied, result in lower revenues or otherwise adversely impact our business, financial condition and results of operations.

If we fail to effectively manage our existing or future sales channel partners, our channel partners fail to promote our products effectively, we are unable to meet our obligations under our sales arrangements or future agreements that we may enter into with wireless carrier customers have terms that are more favorable to the customer, our business and results of operations would be harmed.

In the three and nine months ended September 30, 2019 and 2018, approximately 83% and 75%, respectively, and 85% and 85% respectively, of our revenues, were derived from our top five customers. We expect our revenues to continue to be heavily concentrated among our top customers, and the loss of, or significant reduction in orders from, any of these customers could significantly reduce our revenues and adversely impact our operating results.

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

We have a limited operating history based on which you can evaluate our present business and future prospects. For example, in March 2018, we launched our XP5s and XP8 phones in the public safety market and also have limited operating history in the industrial enterprise market. Because of this limited operating history, we face challenges in predicting our business and evaluating its prospects. These challenges present risks and uncertainties relating to our ability to implement our business plan successfully. For example, in the summer of 2019, we experienced reduced forecasts for our new product introduction from our US wireless carrier channel partners and, post-launch, changes in the rollout of our products, which had a negative impact on our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by newly-public companies that have recently launched new products into a new market. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be significantly harmed.

We are materially dependent on the adoption of our solutions by both the industrial enterprise and public sector markets, and if end customers in those markets do not purchase our solutions, our revenues will be adversely impacted, and we may not be able to expand into other markets.

Our revenues have been primarily in the industrial enterprise market, and we are materially dependent on the adoption of our solutions by both the industrial enterprise and public sector markets. End customers in the public sector market may remain, for reasons outside our control, tied to Land Mobile Radio (“LMR’) solutions or other competitive alternatives to our phones. Sales of our products to these buyers may also be delayed or limited by these competitive conditions. If our products are not widely accepted by buyers in those markets, we may not be able to expand sales of our products into new markets, and our business, results of operations and financial condition may be adversely impacted.

We participate in a competitive industry, which may become more competitive. Competitors with greater resources and significant experience in high-volume product manufacturing may be able to respond more quickly and cost-effectively than we can to new or emerging technologies and changes in customer requirements.

We face significant competition in developing and selling our solutions. Our primary competitors in the non-rugged mobile device market include Apple Inc. and Samsung Electronics Co. Ltd. Our primary competitors in the rugged mobile device market include Bullitt Mobile Ltd., Zebra Technologies Corporation, Motorola and Kyocera Corporation. We also face competition from large system integrators and manufacturers of private and public wireless network equipment and devices. Competitors in this space include Harris Corporation, JVC KENWOOD Corporation, Motorola Solutions, Inc., or MSI, and Tait International Limited. For the Data Capture and RFID portion of our product offerings, competitors include companies that provide a broad portfolio of barcode scanning products that are suitable for the majority of global market applications, such as Datalogic USA, Inc., Honeywell International Inc., Panasonic Corporation and Zebra Technologies Corporation.

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

Complex software, components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. For example, in 2018, we recalled one batch of our XP8 devices from two wireless carriers due to manufacturing defects. In addition, in the summer of 2019, we experienced technical challenges related to our XP8 smartphone and other general non-systemic, accessory-related issues in our feature phones, which cumulatively resulted in lost sales momentum and diverted resources away from launching new carrier customers. Defects in our products may result in a loss of sales, delay in market acceptance and injury to our reputation and increased warranty costs.

Additionally, our software may contain undetected errors, defects or bugs. We have recently detected software bugs, which impacted overall sales, commencing in the third quarter of 2019. It is possible that additional errors, defects or bugs will be found in our existing or future software products and related services with the potential for delays in, or loss of market acceptance of, our products and services, diversion of our resources, injury to our reputation, increased service and warranty expenses, and payment of damages.

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

Because our production volumes are based on a forecast of channel partner demand rather than purchase commitments from our major customers, our forecasts have been, and there is a risk that our forecasts could be in the future, inaccurate and there is a risk that we will be unable to sell our products at the volumes and prices we expect, which may result in excess inventory. We provide, and will continue to provide, forecasts of our demand to our third-party suppliers prior to the scheduled delivery of products to our channel partners. If we overestimate our requirements, our contract manufacturers may have excess component inventory, which could increase our costs. If we underestimate our requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues or even lost sales, or could incur unplanned overtime costs to meet our requirements, resulting in significant cost increases. For example, certain materials and components used to manufacture our products may reach end of life during any of our product’s life cycles, following which suppliers no longer provide such expired materials and components. This would require us to either source and qualify an alternative component, which could require a re-certification of the device by the wireless carriers and/or regulatory agencies, or forecast product demand for a final purchase of such materials and components that may reach end of life to ensure that we have sufficient product inventory through a product’s life cycle. If we overestimate forecasted demand, we would hold excess end-of-life materials and components resulting in increased costs. If we underestimate forecasted demand, we could experience delays in shipments and loss of revenues.

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

Our future success is substantially dependent upon continued adoption of devices and related accessories in the industrial enterprise and public sector markets, including the transition from Land Mobile Radio (“LMR”) and Push to Talk (“PTT”), to smartphone and Long-Term Evolution (“LTE”) networks. These market developments and transitions may take longer than we expect or may not occur at all, and may not be as widespread as we expect. If the market does not develop as we expect, our business, operating results and financial condition would be significantly harmed.

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

We depend on a small number of wireless carriers to distribute our products. While we intend to ramp up direct marketing and end-customer brand awareness initiatives in the future, our sales and marketing efforts have historically been predominantly focused on channel partners. As such, our operating expenses related to end-customer marketing efforts have historically been very small, representing less than 1.0% of our total sales and marketing expenses during the three and nine months ended September 30, 2019, and for the fiscal year 2018. To increase end-customer brand awareness, we intend to develop sales tools for key verticals within are target markets, increase usage of social media and expand product training efforts, among other things. As a result, we expect our sales and marketing expenses to increase in the future, primarily from increased sales personnel expenses, which will require us to cost-efficiently ramp up our sales and marketing capabilities and effectively target end customers. However, there can be no assurance that we will successfully increase our brand awareness or do so in a cost-efficient manner while maintaining market share within our existing sales channels. Our failure to establish stand-alone brand awareness with end customers of our products will leave us vulnerable to the marketing and selling success of others, including our channel partners, and these developments could have an adverse impact on our prospects. If we are unable to significantly increase the awareness of our brand and solutions with end customers in a cost-efficient manner, we will remain significantly dependent on our channel partners for sales of our products, and our business, financial condition and results of operations could be adversely impacted.

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

In the second half of 2019, we announced a significant senior management change.  We have just begun the implementation of such senior management transition, and there can be no guarantee that it will be successful.  During this period of transition, there may be operational inefficiencies as the new member of the senior management team becomes familiar with our business and operations, and there can be no guarantee that the transition of operational responsibilities will be successful.  Moreover, over the longer term, we cannot provide any assurances that efforts to identify and recruit a permanent chief financial officer will be successful, or that a transition to a new chief financial officer will be smooth or successful.  Leadership transitions can be inherently difficult to manage and may cause uncertainty, a disruption to our business or increase the likelihood of turnover in key officers and employees.  Competition for qualified personnel remains intense.  Also, the uncertainty inherent in our senior management transitions could lead to concerns from current and potential customers, suppliers and other third parties with whom the company does business, any of which could have a material adverse impact on our operations.

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

We are involved in securities-related legal actions that are expensive and time consuming, and, if resolved adversely, could result in significant legal expenses and settlement or damage awards.

We and certain of our current and former officers and directors are currently and may in the future become subject to claims and litigation by our stockholders alleging violations of securities laws or other related claims which could harm our business, divert management attention, and require us to incur significant costs.  For example, following our IPO in May 2019, four class action lawsuits were filed against us, as described in Item 1, Legal Proceedings.  Each lawsuit is purportedly brought on behalf of a putative class of all persons who purchased shares of our common stock registered in the IPO, and seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.

We are generally required, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits.  We also have certain contractual obligations to the underwriters regarding the pending shareholder lawsuits, and we could have such contractual indemnification obligations to underwriters in future lawsuits.  While a certain amount of insurance coverage may be available for expenses or losses associated with these lawsuits, this coverage is subject to deductibles and may not otherwise prove to be sufficient.  Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, with regards to these lawsuits; therefore, no litigation reserve has been recorded in the accompanying financial statements.  Although we plan to defend against these lawsuits vigorously, there can be no assurances that a favorable final outcome will be obtained.  These lawsuits or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs, or damage awards that could have a material impact on our financial position, results of operations, and cash flows.

The unfavorable outcome of any future litigation, arbitration or administrative action could have a significant adverse impact on our financial condition or results of operations.

From time to time we are a party to litigation, arbitration, or administrative actions.  Our business may bring us into conflict with third parties with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. Our financial results and reputation could be negatively impacted by unfavorable outcomes to any future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act, the U.K. Bribery Act, or other anti-corruption laws. Monitoring, initiating and defending against legal actions is time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation. Lawsuits are subject to inherent uncertainties, and defense and disposition costs depend upon many unknown factors. Lawsuits could result in judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of our stockholders' investment in our common stock.  There can be no assurances as to the favorable outcome of any litigation or administrative proceedings. In addition, it can be very costly to defend litigation or administrative proceedings and these costs could negatively impact our financial results.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause our stock price to decline

The market price of our common stock could decrease significantly as a result of sales of a large number of shares of our common stock in the public market, and the perception that these sales could occur may also depress the market price of our common stock.  Certain stockholders are entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares issued under our equity compensation plans. As a result, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.

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

None

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

We intend to use the net proceeds of our IPO for general corporate purposes, including working capital, expanded sales and marketing activities, increased research and development expenditures and funding our growth strategies. We also used a portion of the net proceeds from the offering to prepay $3.25 million of the outstanding principal amount under the subordinated secured convertible promissory note issued to B. Riley Principal Investments, LLC. We used a portion of the net proceeds to satisfy tax withholding and remittance obligations related to the restricted stock award granted to our chief executive officer immediately following the closing of the IPO, or the RSA Settlement and pre-payment of B. Riley loan. The representatives of the underwriters for our IPO were Oppenheimer & Co. Inc. and Lake Street Capital Markets, LLC.  With the exception of the RSA Settlement, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.2	May 17, 2019

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

10.1	Separation Agreement by and between the Registrant and James Walker dated September 9, 2019					X

10.2	Employment Agreement by and between the Registrant and Robert Tirva, dated September 9, 2019					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Company Name

Date: November 12, 2019	By:	/s/ Thomas W. Wilkinson
Thomas W. Wilkinson
Chief Executive Officer

Date: November 12, 2019	By:	/s/ Robert Tirva
Robert Tirva
Interim Chief Financial Officer