Form 10-K
period 2019-12-31
SONIM TECHNOLOGIES INC
filed 2020-03-27
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38907

Sonim Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	94-3336783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6836 Bee Cave Road Building 1, Suite 279

Austin, TX, 78746

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (650) 378-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SONM	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES NO ☐X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES - NO x

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	X	Smaller reporting company	X

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 28, 2019 was approximately $106,411,814.

At March 23, 2020, 20,643,151 shares of Common Stock, par value $0.001, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the Registrant's definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Sonim Technologies, Inc. (the “Company,” “we” or “us”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including the discussion contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include successfully implementing our business strategy and realizing planned cost-savings, achieving profitability and continuing as a going concern developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets.

In some cases, these forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see the "Risk Factors" contained in Part I, Item 1A. of this Annual Report on Form 10-K. Except as required by law, we specifically disclaim any obligation to update such forward-looking statements.

ii

PART I

Item 1. Business.

Introduction

Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999 and is headquartered in Austin, Texas. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Sonim” refer to Sonim Technologies, Inc. and its wholly owned and consolidated subsidiaries.

Overview

We are a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobile phones and accessories to three of the four largest wireless carriers in the United States— AT&T, Sprint and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. Our phones and accessories connect workers with voice, data and workflow applications in two end markets: industrial enterprise and public sector.

Task workers in these end markets have historically been limited to pen and paper and single-purpose electronic devices, such as barcode scanners, location-tracking devices and sensors, to accomplish specific tasks. These single-purpose devices have historically run on proprietary networks, such as Land Mobile Radio (LMR) networks that enable Push-to-Talk (PTT) services for voice communications. We provide Android-based devices that consolidate and integrate multiple functions into a single ruggedized solution running on commercial wireless networks at a total cost of ownership that we believe is significantly lower with improved productivity and safety of task workers.

Our solutions consist primarily of ultra-rugged mobile phones based on the Android platform which are capable of attaching to both public and private wireless networks, industrial-grade accessories that meet the requirements of specific applications, and software applications and cloud-based tools that provide management and deployment services to our customers. End customers of our solutions include construction, energy and utility, hospitality, logistics, manufacturing, public sector and transportation entities that primarily purchase our devices and accessories through their wireless carriers. The key attributes of our solutions are specifically tailored for the needs of our end users, including impact resistance, waterproof and dustproof construction, extended battery life and extra loud audio, supported by a three-year comprehensive warranty. All of our devices run on the Android operating system, providing a familiar and intuitive user interface, and our smartphones have access to a library of millions of applications available through the Google Play Store. We have also implemented dozens of application programming interfaces, or APIs, specific to our mobile phones and have partnered with third-party application developers to create a purpose-built experience for our end users using these applications on our mobile phones.

We currently have stocked product with three of the four largest U.S. wireless carriers: AT&T, Sprint and Verizon, meaning that these carriers test and certify our mobile phones on their networks and maintain inventory in their warehouses that they then sell through their enterprise and retail sales teams to end customers, often on a subsidized or financed basis. Our full product portfolio has been stocked with the three largest Canadian wireless carriers since 2015. In 2019, we sold approximately 39,000 mobile phones in Canada and 300,000 in the United States (which markets include rugged feature phones, smart consumer rugged phones, smart ultra-rugged phones and life-proofed smart phones).

We enter into master sales arrangements with carriers (including channel partners contributing over 90% of our total revenues for the year ended December 31, 2019) under which our partners purchase our solutions for distribution on a purchase order basis. Under these arrangements, we and the channel partners determine sales channel distribution in connection with pricing (including any discounts and price protection) and market positioning of each particular mobile phone product. We also offer our channel partners channel marketing and other promotional incentives, such as sales volume incentives, in exchange for retail price reductions. We may also offer NRE services in the form of third-party design services relating to the design of materials and software licenses used in the manufacturing of our products.

For the years ended December 31, 2019 and 2018, our revenues were $116.3 million and $135.7 million, respectively.  For the years ended December 31, 2019 and 2018, our net loss was $25.8 million, and our net income was $1.3 million, respectively. For the years ended December 31, 2019 and 2018, revenues from our top three customers were $68 million and $89 million, respectively.

Our Industry

Communication, productivity and safety among task workers has always been a central requirement in business-critical and mission-critical environments. Organizations with remote and disparate workers—from police and firefighters to construction, oil rig and manufacturing workers—need an extremely durable solution that provides reliable and secure voice, data and workflow applications. Historically, task workers had limited options, and in many cases resorted to using pen and paper. In the 1930s, public safety organizations introduced LMR networks that enabled PTT services, allowing workers to instantly and reliably initiate communications. In the 1970s, proprietary bar code scanners and other proprietary single-purpose tools were introduced to assist task workers in accomplishing specific tasks. In addition, in the mid-1990s, Nextel’s iDEN service provided organizations the benefits of PTT without the upfront equipment and infrastructure investments required with LMR. The advent and proliferation of LTE and advancements in smartphone technologies led to the start of the decommissioning of the Nextel iDEN network in the United States by Sprint in 2013. These developments paved the way for commercial wireless carriers to deliver mobility solutions that enhance the speed, reliability and durability of those offered by traditional LMR networks and other proprietary devices and applications.

Rugged smartphones and handheld computers comprise the largest share of the rugged display market, which is expected to reach $10.3 billion by 2023 according to MarketsandMarkets. Ruggedized mobile phones are well- suited for industrial enterprise and other critical infrastructure applications due to their durability and functionality in a range of environments. Equipping workers with smarter mobile phones also enables more efficient communication with and between field employees and enhances the information that decision-makers use to deploy resources within their organizations. The PTT over cellular network market, such as smartphones on LTE with PTT functions, has been steadily growing. According to Absolute Reports, in North America and globally, the PTT over cellular market is expected to grow at a compound annual growth rate of 16.8% and 11.5%, respectively, from 2013 to 2025 compared to 2.8% and 5.2%, respectively, for traditional LMR.

Industrial Enterprise Market Opportunity

Within the industrial enterprise market, we primarily focus on providing our solutions for business-critical tasks. We estimate that in the United States and Canada in 2018, there were 37.6 million task workers across verticals in our industrial enterprise end market, including transportation and logistics, construction, manufacturing, facilities management and energy and utility, who could benefit from our products. The extreme durability, and enhanced voice and text communication capabilities of our devices, enable these workers to be stationed in remote and hazardous environments, while remaining connected to their central command center at all times.

The functionality and durability requirements for workers in the industrial enterprise market significantly differ from that provided by a consumer-focused mobile device. Our solutions provide enterprises with the ability to centrally manage and control device functions and data stored on the phone remotely. Enterprises seeking to reduce their operating expenses by optimizing workflows can enhance their workers’ productivity by leveraging specialized, purpose-built rugged platforms with functions such as PTT, location tracking, barcode scanning and extra-loud audio. These features are especially crucial for business-critical applications across the industrial enterprise.

Public Sector Market Opportunities

Public Safety and Critical Infrastructure. Historically, U.S. public safety agencies and other critical infrastructure entities like utilities and municipalities have utilized rugged two-way radios running on proprietary LMR networks to ensure reliable and immediate communication. As these closed networks were locally funded, built and controlled, they were designed not to be interoperable across cities and states and other agencies. Over time, these users have incrementally augmented their LMR radios with mobile devices running on commercial wireless networks. These mobile devices enabled public-safety officers to gather real-time information, collected across multiple systems, and to respond and react to changing circumstances.

On September 11, 2001, many firefighters perished in part due to the lack of interoperability between the LMR systems of the multiple responding agencies in New York City and surrounding areas. Additionally, commercial cellular communications were halted due to the significant increase in call volumes. Based on the 9/11 Commission Report’s recommendations, Congress passed legislation in 2012 to establish the First Responder Network Authority under the Department of Commerce, which was tasked with deploying a nationwide public safety broadband network.

In March 2017, the Department of Commerce and the First Responder Network Authority awarded AT&T a contract to build, maintain and operate a nationwide high-speed broadband network for public safety, or FirstNet, for 25 years. The contract provided AT&T with 20 MHz of spectrum and $6.5 billion in funding to support this network and established subscriber targets, milestone buildouts and disincentive fees to help ensure that AT&T fulfills its commitments to public safety. The contract provides AT&T a 25-year lease of FirstNet spectrum subject to AT&T enlisting a minimum number of emergency responders across the United States. As of December 2019, AT&T had signed on over 10,000 public safety agencies, representing over one million users, to FirstNet.

Due to AT&T’s focus on growing its number of public safety users, other major U.S. wireless carriers including Sprint and Verizon have been focused on defending their market positions, creating a highly competitive market for public safety users among the major U.S. wireless carriers.

We introduced our first devices that supported FirstNet in the first quarter of 2018 (XP8 and XP5s), and in the second quarter of 2019 (XP3). Through our partnerships with these wireless carriers that provide First Net and similar networks, as well as wireless carriers seeking to obtain market share through other dedicated LTE networks, we believe we are in a strong position to provide our ruggedized solutions through these channel partners to the public safety market as FirstNet and competing public safety networks mature. We intend to leverage our access to end customers and end users on FirstNet to increase brand awareness and become the favored solution for dedicated LTE public safety networks offered by other wireless carrier customers as well as end customers, which in turn may drive adoption of our ruggedized solutions across the public safety market generally. We also believe that broader adoption of our ruggedized solutions for use across these public safety networks may result in the establishment of additional dedicated LTE networks. We believe that the general momentum to convert to LTE-based systems, either dedicated or prioritized for public safety, is a global trend where Western European countries and Australia are considering similar networks.

Our Ruggedized Solution

•

Durability and reliability. Our mobile phones can withstand a variety of harsh environments and are supported by our industry-leading three-year comprehensive manufacturer’s warranty, which includes physical damage. Key features of our rugged phones include:

•

Puncture, shock, pressure and drop and impact resistance. Durable rubber and Gorilla Glass construction protects against damage from sharp objects, falls, vigorous movements and compression by heavy weights.

•	Waterproof and dustproof construction. Reinforced seals and waterproof mesh membranes prevent potential damage caused by moisture and debris.
•	Multi-shift battery life. Replaceable battery designed to provide sufficient power to last through a dual eight-hour shift in most real-world conditions.
•	Extra-loud audio. Produces high sound quality at high volumes and uses noise cancellation technology for loud background noise environments.
•	Glove-friendly design. Screens and buttons are responsive to touch through gloves and water.
•	Operational in and resistant to extreme temperatures. Protective exterior prevents damage to our devices’ hardware from very cold and hot temperatures.
•	Chemical resistance. Ability to effectively sterilize and sanitize, regardless of potential contaminants.
•

Increased communication and visibility through an enterprise. Our solutions are used to track locations, update and manage various tasks and enable communication with and between task workers. For example, location tracking and data analytics enable fleet optimization, help enterprises make asset allocation and deployment decisions and ensure that fleets are at the right place at the right time. In addition, our solutions are specifically designed to capture, store and analyze multiple data types for enterprise needs, enabling them to make decisions. For example, by leveraging this data, task workers such as first responders can more strategically plan their logistics resulting in decreased response times. Finally, by providing a reliable mode of communication between employees, supervisors and command centers, those not in the field have crucial insight into the status and performance of task workers in the field. This can also result in improved safety for employees that work in high-risk environments.

•

Enhanced functionality through software and hardware configurations. Our solutions allow end customers and task workers to customize our mobile phones using Android-based applications and vertical- specific accessories to address their varying needs. Enterprises and agencies can leverage the millions of applications available on the Google Play Store, our dozens of device-specific APIs, and our industrial accessories to create a purpose-built solution to meet the specific use cases of their task workers. For example, school bus operators can combine our ruggedized phones, an industrial car kit, a PTT application that leverages our APIs and a location-tracking application to ensure that they have a solution that enables constant communication with dispatchers that is compliant with the U.S. Department of Transportation’s hands-free driving regulations and that can also automatically alert parents of route delays. The ability for enterprises and agencies to customize their solutions allows their task workers to use a single device for tasks that would previously require multiple and often more costly devices.

•

Ease of use. Our devices are designed to look and function similarly to the latest generation of consumer- focused mobile phones with additional features for various enterprise-specific purposes, and also run on the Android operating system which has a familiar and intuitive interface. They provide familiar characteristics to many single-purpose devices, such as dedicated physical buttons for PTT and barcode scanning and offer a simplified user interface which helps minimize the learning curve for task workers who are transitioning from LMR or data capture devices. Furthermore, all of our mobile phones come equipped with our SCOUT application, which helps IT administrators more quickly provision and deploy our devices to task workers, reducing the cost and effort associated with converting to our solutions.

•

Consolidation of devices. A large number of devices can lead to excess bulk carried by task workers and can inhibit their mobility in the field. These specialized devices can also be expensive and typically require full replacement after end-of-life, which can be a cumbersome and costly process. By combining commonly used applications and functionality into one ruggedized device with the option for add-ons, enterprises can reduce the need for multiple, single-purpose devices. We believe that replacing outdated single-purpose devices with a Sonim device can enhance fleets’ mobility and economically streamline equipment updates or replacements.

As a result of these key attributes, we believe that our ruggedized, purpose-built mobile phones can increase the productivity of task workers and significantly reduce total cost of ownership for entities deploying our solutions.

Our Strategy

•

Reorganize Company to achieve growth and profitability.  Since November 2019, our management team has endeavored to reorganize the company into a leaner, lower cost organization focused on a path to growth and profitability. The company has reduced its global headcount from approximately 700 employees at year-end 2018 to approximately 500 employees and contractors as of December 31, 2019. We executed an additional reduction in force of approximately 10% of our US employees in February 2020. We have also relocated our headquarters from San Mateo, California to Austin, Texas, a lower cost location.  These actions are expected to result in a run-rate savings of approximately 20% (or $12 million) from the Company’s 2019 operating expense run-rate, excluding one-time IPO related costs. Restructuring the company positions Sonim to stabilize its operations and invest for future growth.

•

Invest in sales channel partnerships and brand marketing to drive sales. Our channel partners are leading global wireless carriers and communications system integrators. These channel partners have large sales forces who sell our solutions to end customers in our target markets. They enable us to cost-effectively scale our business without employing a large direct sales force of our own. We intend to continue to invest in expanding our distribution and channel partnerships to further penetrate the public sector and industrial enterprise markets we target. Our investment in marketing the Sonim brand and our solutions to end customers in target markets helps to raise brand awareness, deepen existing channel partnerships, and acquire and retain new channel and end customers of our solutions.

•

Position Sonim as the leading solution for the public sector. We believe that we are at the forefront of a public safety market that has a current need for dedicated LTE networks, such as AT&T’s FirstNet, and the devices that enable their use. We intend to leverage the large-scale deployment of our solutions over dedicated LTE networks in the public safety market to further position us as a trusted solution within the cities that we serve. As public safety agencies continue to shift to these dedicated LTE networks, we intend to deliver mobility solutions to increase security, safety and efficiency across their cities. By successfully deploying our solutions in the public safety market within cities, we believe that city managers will increasingly look to us to provide communication capabilities and enable location information and data analytics for their entire municipality to improve efficiency and safety of all their task workers, taking the first steps toward “smart cities.”

•

Expand our subscription-based products and services. We intend to expand our cloud-based software platform to (i) deploy value-added applications like Sonim Scan, and (ii) be the launching point for third-party application providers.

•

Expand internationally. The transition from existing LMR network infrastructure to LTE-based replacements for public safety has commenced outside of the United States and Canada. We are exploring public safety infrastructure projects in Australia and Europe. In addition, there is a very large industrial market internationally that our current and future devices are well-positioned to address. We will look for ways to expand our sales reach, especially through distribution and channel partners to address these market opportunities.

Our Target Markets

We believe our solutions can improve communication reliability, operational efficiency and safety for end customers and task workers in both commercial and public sectors. Our ruggedized mobility solutions target two end markets: industrial enterprise and public sector. These markets include:

Industrial Enterprise

Transportation and Logistics. Enterprises and fleet workers across supply chain, delivery services and field management rely on mobile devices to operate safely and efficiently in environments that are often susceptible to inclement weather. For enterprises looking to improve supply chain functionality, our mobile resource management applications such as location tracking, mileage tracking and job dispatch can help businesses monitor operations more efficiently. We believe that a weather-resistant and long-battery ruggedized device, combined with productivity applications and services like Sonim Scan—which integrates a barcode scanning engine with the native camera on our XP8 device—provides a reliable communication device for transportation and logistics workers. In addition, our solutions reduce the number of devices and tools that these task workers carry in the field by consolidating the functionality of multiple single-purpose devices into one purpose-built mobile device.

Construction. We offer workers in the construction industry a crush-, puncture-, scratch- and impact-resistant device, which we believe to be crucial in environments where there is a high risk of such occurrences. Jobsites also value the push-to-talk (PTT) capabilities that are tightly integrated into Sonim devices. Additionally, we believe our phones help promote worker safety and productivity, with support for lone-worker safety applications and with features such as extended battery life and extra loud-speakers. For business decision-makers, we offer a consolidated device with a total cost of ownership that we believe is significantly lower versus comparable offerings that enables real-time reporting, which can help eliminate costly delays by capturing verbal, visual and location data from job sites.

Manufacturing. As market demand and competition in the manufacturing sector require more nimble production lines, equipment for reliable communication and safety standard compliance are necessary to improve efficiency and keep workers safe. Our devices’ PTT functionality and extra-loud speakerphones are designed to keep lines of communication open and functional in fast-changing and loud environments, while our glove-friendly touch screen displays allow for workers to have access to real-time data, thus reducing production down time. Additionally, our devices are designed to survive blunt force and can be sanitized and sterilized for safe use in food or medical processing facilities. We believe that these features can enhance the productivity of workers in the manufacturing industry.

Facilities Management. Service-based operations in large indoor and outdoor facilities require management of mobile teams. Our mobile phones consolidate radio, guard tour verification, panic button systems and scanners, which otherwise would require separate and single-purpose equipment. Our devices can improve business operations through functionalities such as automated work order dispatch and job completion verification tools delivered via proprietary third-party applications integrated with our devices.

Energy and Utility. The safety standards for mobile phones used in the energy and utility industry are more stringent due to the reactive characteristics of the natural resources being procured and serviced, as well as the potentially high-voltage or explosive environments. We believe we are uniquely positioned to serve these workers because our devices are designed for use in potentially explosive or hazardous environments (rated Non-Incendive or Intrinsically Safe by either the CSA Group, ATEX or IECEx notified bodies), and their resistance to various chemicals and extreme temperatures. Reliable communication devices are often mission- critical for workers to stay safe while performing energy- and utility-related operations.

Public Sector

Public Safety. In the United States, AT&T’s FirstNet network provides one of several reliable networks for this sector. Due to AT&T’s focus on growing its number of public safety users, other major U.S. wireless carriers, including Sprint and Verizon, have been forced to defend their market positions, creating a highly competitive market for public safety users among the major U.S. wireless carriers. Through our partnerships with all of the major wireless carriers, we believe we are in a strong position to provide mission-critical solutions to the public safety market as FirstNet and competing public safety networks mature. Through enhanced communication capabilities, we believe our devices can decrease the response time of first responders and help public safety workers stay safe and connected in hazardous, isolated or emergency conditions. We believe that the durability of our phones combined with their purpose-built functionality, provide a lower total cost of ownership compared to similar products, which is highly attractive to city and state decision-makers.

Federal Government. Whether during natural disasters or day-to-day operations, our devices provide functionality and reliability that is crucial for federal workers to protect and serve their nation. Our mobile solutions support purpose-built voice communications and data capture applications that allow federal workers to stay connected and quickly make more informed decisions while in the field.

Products and Technology

Features of Our Ruggedized Mobile Phones

Our mobile phones can withstand a variety of harsh environments and are supported by our industry-leading three-year comprehensive manufacturer’s warranty. We developed our devices to meet industry standards for protection from the ingress of water and/or micro-particles (IEC standard 60529). Our devices are rated a minimum of IP-68, allowing them to be submersed in up to six and a half feet of water for up to 30 minutes,  and our XP8 smartphone has been further tested and certified to withstand sprays of high pressure streams (up to 1,450 PSI) of hot (80°C) water (IPx9K). We have additionally designed and manufactured our devices to withstand repeated drops to concrete across all angles and faces, attaining MIL-STD-810G ratings and, in 2011, earning the Sonim XP3300 the title of World’s Toughest Phone by the Guinness Book of World Records after surviving a fall from 82 feet 11.7 inches to concrete. Engineered with a protective glass lens that is up to three times thicker than that of other cellular devices in the market and a unique blend of plastic and rubber used in the housings, our ultra-rugged mobile phones are designed to be resistant to punctures caused by impacts from external objects up to 2J on the display lens and 4J on the housing. Furthermore, we understand that the jobs of our end users often take them into extreme environments. As a result, we have designed our devices to operate from -4°F to +131°F, be usable while wearing work gloves (glove-friendly touch display, large physical buttons), be audible in noisy environments with loud 100+ dB loudspeakers and multiple microphone noise-cancellation technology, and, for our XP5s and XP8 phones to last throughout an average day based on ordinary use without needing to be recharged with large, extended-life batteries. We have also designed, manufactured and certified our devices to be safe for use in potentially hazardous or explosive environments.

In addition, our devices provide a wide range of connectivity options for our end customers (including LTE, 3G, GSM, WiFi, NFC, location tracking and Bluetooth for certain of our devices), and our phones support a wide range of global frequencies allowing them to be used almost anywhere in the world where there is cellular coverage. Our phones are certified to work on multiple mobile network operators and come equipped with LTE Band 14 to support FirstNet. We continue to explore how and when to best support the latest technologies, including 5G, and we plan to incorporate them into our product roadmap when our end market segments require such functionality and the technology has reached a reasonable level of maturity.

Our Devices

Sonim XP8. The Sonim XP8 is an Android-based LTE smartphone that is certified as Android Enterprise Recommended by Google. The Sonim XP8 comes equipped with a five-inch durable, glove-friendly display, an ultra-rugged exterior, physical programmable buttons (including a large PTT button), and unique accessory ports and connectors that enable modular capabilities and functionality.

Sonim XP5s. The Sonim XP5s is a purpose-built LTE feature phone designed for task workers who have a “no frills” attitude about their communications tool. It comes equipped with a 2.64-inch non-touch display, dual front-facing loudspeakers, a large PTT button, and the same XP and SecureAudio connector ports, enabling full access to our complete ecosystem of industrial accessories.

Sonim XP3. The Sonim XP3 is an LTE feature phone in a clamshell form factor that offers our customers a cost-effective voice and/or PTT solution without distracting end users from doing their jobs with things like an application store or email. Built with an over-sized PTT button, a physical numeric keypad and a loud front-facing speaker, the Sonim XP3 delivers a reliable voice-centric experience to those who operate in these industrial environments.

Rapid Deployment Kit (RDK). The RDK is an all-in-one portable communications system. Easily deployed in minutes, the RDK contains an internal 15.6 Ah battery, 4 Sonim XP8 smartphones, built-in cellular, GPS and WiFi antenna, an optional satellite backup, and an integrated LTE router/modem to ensure a team can stay connected in multiple situations in multiple locations. An optional configuration has integrated LMR interoperability ensuring communications across LTE and LMR devices

Accessories

Our portfolio of industrial-grade accessories extends beyond the traditional consumer cellular ecosystem of wall chargers and cases. We work with a number of accessory manufacturers and design partners to deliver innovative purpose-built accessories that enhance the functionality and usability of our devices. Our audio accessories take advantage of our SecureAudio Connector, which allows for accessories, like a Remote Speaker Microphone, or RSM, to be physically secured to the device via a screw mechanism that prevents accidental disconnection. Our multi-bay charging accessories allow for enterprises and agencies to charge multiple devices at once via a single unit, ensuring that at the start of a shift, the device is fully charged and ready to go. We also support a wide range of in-vehicle solutions that enable hands-free voice communications for those end users who work from the road.

Sonim SCOUT/Cloud/Scan Applications

In addition to the ecosystem of Android developers and their applications, which are supported on our devices, we provide a suite of applications and tools that help customers manage, deploy and support their Sonim devices. The capabilities of these software applications differentiate us from many rugged vendors that only focus on hardware. Current capabilities include:

•	Sonim Setup Wizard allows provisioning teams to rapidly customize and deploy large number of devices with less manual work and fewer errors.
•	Sonim SafeGuard lets user administrators block usage of selected apps and features, ensuring only those critical to job related functions and cost requirements are used.
•	Sonim Kiosk Mode lets user administrators configure devices with the minimum required functionality, a critical customer need in hazardous environments or anywhere that user safety is paramount.
•	Scout App Updater lets administrators control when and where updates are sent to users’ phones.
•	Sonim Scan integrates a barcode scanning engine with the native camera on the Sonim XP8, allowing end users to scan up to 45 1D or 2D barcodes per minute.

Sales and Marketing

As of December 31, 2019, our sales and marketing team consisted of 38 professionals located in the United States, Canada and Europe. We sell our products directly to wireless carriers, through distributors and resellers and also directly to end customers. Our marketing efforts consist of product marketing, channel partner/carrier marketing and corporate marketing. Product marketing focuses on ensuring that carrier requirements related to product specifications are in-line with our brand requirements. Channel partner marketing focuses on go-to-market strategy as well as developing supplemental sales tools, carrier and non-carrier marketing campaigns, industry trade show materials and brand awareness. Corporate marketing consists of public relations, social and digital marketing and lead generation operations.

Manufacturing

To help control and manage the quality, cost and reliability of our supply chain, we directly manage the procurement of all final assembly materials used in our products, which include LCDs, housings, camera modules and antennas. In addition, we complete the final assembly of our devices in our Shenzhen, China facility.

In our final assembly facility, we assemble and perform quality assurance on our devices, across three production lines. The assembly of each of our products requires over 800 components, primarily related to mounting components onto circuit boards, and requires multiple custom components for ruggedization of the device, which includes housing, display and glass lens, printed circuit board assembly, camera function, battery, speakers and unique accessory ports, among others. Some of the components used to assemble our products are custom-made and obtained through single-source suppliers.

As of March 2019, this facility has a designed capacity to produce up to 100,000 units per month. We are currently exploring options to become more efficient, cost effective and scalable in our manufacturing capacity, including by utilizing contract manufacturing.

We are closely monitoring the impact of the COVID-19 global outbreak and its resulting impact on our manufacturing operations and supply chain, with our top priority being the health and safety of our employees, customers, partners, and communities. While we believe our recent restructuring efforts will enable us to improve our supply chain and better address the global economic events related to the COVID-19 virus, there remains uncertainty related to the public health situation in China and elsewhere. We believe our sales partners have ample inventory to continue meeting customer needs in the near term but there is an increasing likelihood that our results could be negatively impacted by an interruption in the operation of our manufacturing facility in Shenzhen, China. The magnitude of any potential impact is unknown, as it is unclear how long it will take for the overall supply chain to return to normal. We are working closely with our partners and suppliers to manage this process.

Competition

We operate in a highly competitive environment serving end customers in the industrial enterprise and public sector markets. These markets are highly fragmented, evolving and increasingly competitive. Competition in our industry is intense and has been characterized by rapidly changing technologies, evolving industry standards, significant barriers to entry in the form of carrier certification requirements, frequent new product introductions, annual operating system changes and rapid changes in end user requirements.

Non-rugged mobile device manufacturers have not historically created devices specifically to compete in the industrial enterprise and public sector markets.  These manufactures typically focus on a different consumer audience and the requirements to manufacture ruggedized phones differ significantly from their core products.  Nevertheless, we face competition from manufacturers of non-rugged mobile phones such as Apple Inc and Samsung Electronics Co. Ltd. to the extent end users decide to purchase traditional devices and add a rugged case for use in environments that we believe are better suited for purpose built ruggedized mobile phones. In addition, Samsung Electronics Co. Ltd. has also introduced a line of “business rugged” devices targeted at public safety and industrial applications. We also face competition from manufacturers of rugged mobile phones such as Bullitt Mobile Ltd. and Kyocera Corporation as well as from large system integrators and manufacturers of private and public wireless network equipment and devices. Competitors in this space include Harris Corporation, JVC KENWOOD Corporation, Motorola Solutions, Inc. and Tait International Limited. For the Data Capture and RFID portion of our product offerings, competitors include companies that provide a broad portfolio of barcode scanning products that are suitable for the majority of global market applications, such as Datalogic USA, Inc., Honeywell International Inc., Panasonic Corporation and Zebra Technologies Corporation.

We believe the principal competitive factors affecting the market for our products are the products’ performance, features (including security features), quality, design innovation, reliability, price, customer service, reputation in the industry, brand loyalty and a strong third-party software and accessories ecosystem. We believe that our strongest competitive advantages are our products’ durability and reputation in the industry, as well as the push to talk capabilities not available in all competitive devices.  Additionally, we believe our XP8 rugged smartphone is one of the most rugged smartphones made anywhere in the world and it is consequently able to be fully sterilized and cleaned. In order to compete, we will be required to continue to respond promptly and effectively to the challenges of technological changes and our competitors’ innovations.

With regard to competition from LMR providers, traditional LMR providers have chosen to not fully enter the LTE market primarily to avoid harming their significant existing LMR business. For example, certain major LMR providers have historically achieved over $3.0 billion in annual revenues from device sales. Further, these LMR providers typically do not have stocked products with major U.S. and Canadian wireless carriers. Achieving stocked product status with the wireless carriers requires that a manufacturer incur substantial cost and maintain technical know-how regarding carrier certification requirements. Stocking products at the wireless carriers may also result in competition against existing dealers for LMR providers, with certain such providers transacting with over 700 dealers in North America.

Intellectual Property

Our competitiveness and future success are dependent on our ability to protect our own proprietary technology and to access other important intellectual property. We protect our freedom to operate in the markets and mitigate intellectual property costs by proactively securing licenses with key patent holders, filing our own patents, trademarks, and copyrights and participating in defensive patent pools. As of January 1, 2020, we held 24 utility and design patents in the United States and 11 outside the United States and have filed 5 utility and design patent applications in the United States and one outside the United States. We also have contractual rights to standard essential patents for 2G, 3G, 4G and 5G wireless technologies, some of which require significant royalty payments. In addition, as of January 1, 2020, we held 11 trademarks in the United States and 33 trademarks outside the United States and have filed 7 trademark applications in the United States and 4 outside the United States. We opportunistically negotiate licenses with other patent holders where appropriate for our technology.

Our products are built to conform to wireless standards which are covered by numerous essential patents held by third parties. Our wireless carriers require us to provide patent indemnification for the products we sell to them, and in turn we secure intellectual property indemnification from our suppliers.

We do not believe that our products infringe on the proprietary rights of any third parties. There can be no assurance, however, that third parties will not claim such infringement by us or our channel partners and end customers with respect to current or future products. In the past, we have had third parties assert exclusive patent or other intellectual property rights to technologies that are important to our business. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into a royalty or licensing agreement, any of which could delay the development and commercialization of our products.

Our devices use the Android operating system based on the Android Open Source Project. We additionally integrate third-party licensed software on commercially reasonable terms. Several Android-based apps and extension enablers of Android are developed internally by our employees.

Certain License Agreements

In September 2008, we entered into a multi-year patent license agreement, as amended in January 2019, or the Nokia Agreement, with Nokia Corporation, or Nokia, pursuant to which Nokia granted us a license to certain Nokia-owned cellular standard essential patents for our devices that include such cellular standard technology. The Nokia Agreement is currently effective and contains customary termination clauses.

In January 2017, we entered into an amended and restated global patent license agreement, as amended in December 2018, or the Ericsson Agreement, with Telefonaktiebolaget LM Ericsson (Publ), or Ericsson, pursuant to which Ericsson granted us a license under certain Ericsson patents to manufacture and sell mobile phones that comply with certain telecommunications standards. Under the agreement, we made a one-time payment to Ericsson to partially settle royalty arrears and are obligated to pay Ericsson (i) single-digit U.S. dollar amounts per unit, which amounts are based on the particular product sold and the standards with which such products are compliant, and (ii) quarterly payments to cover the remaining royalty arrears. The Ericsson Agreement continues until January 1, 2024, unless terminated earlier by the parties. Ericsson has the right to terminate in the event (i) we materially breach the agreement and do not cure such breach within 30 days, or (ii) in the event of a change of control of our company, where the successor does not agree to the terms of the agreement. Further, Ericsson may terminate certain rights under the agreement with respect to third-party manufacturers if a third-party manufacturer files an infringement suit relating to any patents owned by Ericsson.

Legislation and Regulation

Wireless communication devices use radio spectrum, which is regulated by government agencies throughout the world. In the United States, use of spectrum is regulated by the Federal Communications Commission, or FCC, and the National Telecommunications and Information Administration, or NTIA, for non-federal government entities and federal government entities, respectively. The FCC and NTIA allocate spectrum for various uses, including commercial wireless services and public safety services, and regulate the use of that spectrum and the devices, such as our products, that operate on that spectrum. The FCC and NTIA also adopt requirements that affect wireless equipment, such as limits on radio emissions and rules requiring that handsets have specified capabilities, such as providing location information to 911 operators. The FCC also regulates the testing and certification for the import and/or sale of certain wireless devices.

Other countries also have regulatory bodies that define and implement the rules for using radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union. Our ability to manufacture and sell products in other countries could be affected by such rules. In addition, any significant variations between the rules in the United States and rules in other countries, including differences in available spectrum bands for wireless communication, could increase the costs of designing and manufacturing our products.

Research and Development

We allocate a significant amount of resources and funds to developing robust and innovative solutions for the end users of our products and ensuring that these solutions meet their exacting requirements for functionality and reliability. Our research and development initiatives are led by our internal teams and are supported by third-party original design manufacturers as needed. Our product management team and our sales and marketing team spend their time interacting with a combination of end users and IT administrators in our target markets, wireless carriers and application and accessory ecosystem partners to better understand the market requirements for our solution. Once defined, our engineering organization develops and tests the solution against these requirements and works to achieve technical certification and approval from the wireless carriers which allows the solutions to be sold to our end users.

Employees

Since November 2019, our management team has endeavored to reorganize the company into a leaner, lower cost organization focused on a path to growth and profitability. The company has reduced its global headcount from approximately 700 employees at year-end 2018 to approximately 500 employees and contractors as of December 31, 2019. We executed an additional reduction in force of approximately 10% of our US employees in February 2020.

As of December 31, 2019, we had 403 full-time employees, including 38 in sales and marketing and business development, 37 in general and administrative, 210 in research and development and 118 in supply chain manufacturing, and 98 full-time independent contractors, including 7 in sales and marketing and business development, 2 in general and administrative, 89 in research and development. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Item 1A. Risk Factors.

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this Annual Report on Form 10-K before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control. If any of the following risks actually occur, our business, financial condition or operating results could be significantly harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business and results of operations.

Risks Related to Our Business

We have not been profitable in recent years and may not achieve or maintain profitability in the future.

We have incurred significant net losses since 2013 and have an accumulated deficit of $166.2 million as of December 31, 2019. We are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which would negatively impact our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	research and development related to our solutions, including investments in our engineering and technical teams;
•	expansion of our sales and marketing efforts;
•	general and administrative expenses, including legal and accounting expenses related to being, a public company; and
•	continued expansion of our business.

These investments may not result in increased revenues or growth in our business. Additionally, we have recently and may continue to encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to achieve or maintain profitability over the long term or continue as a going concern.  Our consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal sources of liquidity as of December 31, 2019 consist of existing cash and cash equivalents totaling $11.3 million, which includes the impact of approximately $36.8 million in proceeds from our initial public offering of common stock that closed in May 2019. During the twelve months of 2019, we used approximately $33.5 million of cash and investments for operating activities. Due to these conditions, along with reductions in our current revenue run-rate, substantial doubt exists as to our ability to continue as a going concern.  Our audited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq.  If we cannot grow our revenue run-rate or raise needed funds, we might be forced to make additional reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.

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

We enter into master sales arrangements with the majority of our channel partners (including channel partners contributing over 90% of our total revenues for the years ended December 31, 2019 and 2018) under which our partners purchase our products for distribution on a purchase order basis. While these arrangements are typically long term, they generally do not contain any firm purchase volume commitments. As a result, our channel partners are not contractually obligated to purchase from us any minimum quantity of products. We are generally required to satisfy any and all purchase orders delivered to us within specified delivery windows, with limited exceptions (such as orders significantly in excess of forecasts). If we are unable to efficiently manage our supply and satisfy purchase orders on a timely basis to our channel partners, we may be in breach of our sales arrangements and lose potential sales. Our sales arrangements also generally include technical performance standards for our mobile phones and accessories sold, which vary by channel partner. If a technical issue with any of our covered products exceeds certain preset failure thresholds for the relevant performance standard or standards, the channel partner typically has the right to cease selling the product, cancel open purchase orders and levy certain monetary penalties. If our products suffer technical issues or failures following sales to our channel partners, we may be subject to significant monetary impact and our channel partners may cease making purchase orders, which would significantly harm our business and results of operations. In addition, our channel partners retain sole discretion in which of their stocked products to offer their customers. While we may offer limited customer incentives, we generally have limited to no control over which products our channel partners decide to offer or promote, which directly impacts the number of products that our partners will purchase from us.

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

New sales channel partners, as well as sales of new products being sold by existing channel partners, may take several months or more to achieve significant sales. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to their customers or violate laws or our corporate policies. Additionally, some of our master agreements with our wireless carrier customers contain most “favored nation” clauses. These clauses typically provide that if we enter into an agreement with another wireless carrier or customer on more favorable terms, we must offer some of those terms to our existing wireless carrier customers. These provisions may obligate us to provide different, more favorable, terms to our existing wireless carrier customers, which could, if applied, result in lower revenues or otherwise adversely impact our business, financial condition and results of operations.

If we fail to effectively manage our existing or future sales channel partners, our channel partners fail to promote our products effectively, we are unable to meet our obligations under our sales arrangements or enter into future agreements with wireless carrier customers that have terms that are more favorable to the customer, our business and results of operations would be harmed.

We are in default under our credit facilities and as a result, B. Riley may accelerate amounts owed under such facilities and may foreclose upon the assets securing our obligations and our liquidity could be adversely impacted.

In October 2017 (the “Effective Date”), we entered into a Subordinated Term Loan and Security agreement (the “Riley Loan Agreement”) with B. Riley Principal Investments, LLC (“BRPI”). To secure our performance of our obligations under the Riley Loan Agreement, we granted BRPI a subordinated security interest in all of our assets, including our intellectual property. As of December 31, 2019, we were in default under the Riley Loan Agreement for a number of reasons, including the occurrence of a material adverse change and failure to provide notice of certain events.  Upon the occurrence and during the continuance of an event of default under the Riley Loan Agreement, BRPI has the option, among other things, to accelerate the debt, which was in the amount of $10.1 million as of December 31, 2019, and foreclose upon the assets pledged as collateral, any of which could severely affect our liquidity and significantly harm our business. In addition, we are unable to borrow under the EWB facility during the continuance of an event of default thereunder or under the Riley Loan Agreement, which could severely affect our liquidity and significantly harm our business.

In the years ended December 31, 2019 and 2018, approximately 66% and 66%, respectively, of our revenues, were derived from our top four customers. We expect our revenues to continue to be heavily concentrated among our top customers, and the loss of, or significant reduction in orders from, any of these customers could significantly reduce our revenues and adversely impact our operating results.

In 2018, three of the four largest U.S. wireless carriers, and the three largest Canadian wireless carriers, began stocking our entire next generation product portfolio following their certification of our products, resulting in significant revenue concentration among these carriers. In addition to the certification and stocking of our products by these wireless carriers, revenue increased among such wireless carriers as a result of increases in awareness of our brand among end users and end customers over the past several years, new product launches and an increased focus by carriers such as AT&T and Verizon on dedicated public safety networks, including FirstNet. We expect our revenues to remain heavily concentrated among these top wireless carriers, and we will be substantially dependent on these wireless carriers continuing to purchase and promote our products to their sales channels as well as customer demand for devices and services from these wireless carriers (factors over which we do not have any control). The loss of one or more of these significant customers, or reduced demand or purchases from these significant customers, would result in significant harm to our revenues and results of operations, and our growth could be limited.

Our business is difficult to evaluate because we have a limited operating history in our markets.

We have a limited operating history based on which you can evaluate our present business and future prospects. Because of this limited operating history, we face challenges in predicting our business and evaluating its prospects which creates uncertainty in our ability to implement our business plan successfully. For example, in the summer of 2019, we experienced reduced forecasts for our newly introduced products from our US wireless carrier channel partners and, post-launch, delays in the rollout of our products, which had a negative impact on our business.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by newly public companies that have recently launched new products into a new market. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be significantly harmed.

We may not fully realize the expected benefits of our cost-saving initiatives.

Maintaining a low corporate cost structure is a key element of our current business strategy. Since November 2019, our management team has endeavored to reorganize the company into a leaner, lower cost organization focused on a path to growth and profitability. For example, we have taken steps to reduce our global headcount and have relocated our headquarters from San Mateo, California to Austin, Texas, a lower cost location. Our strategic restructuring may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business. In addition, if we experience unanticipated inefficiencies caused by our reduced headcount, we may be unable to fully execute our new strategy.

We are materially dependent on the adoption of our solutions by both the industrial enterprise and public sector markets, and if end customers in those markets do not purchase our solutions, our revenues will be adversely impacted, and we may not be able to expand into other markets.

Our revenues have historically been in the industrial enterprise market, and we are materially dependent on the adoption of our solutions by both the industrial enterprise and public sector markets. End customers in the public sector market may remain, for reasons outside our control, tied to Land Mobile Radio (“LMR’) solutions or other competitive alternatives to our phones. Sales of our products to these buyers may also be delayed or limited by these competitive conditions. If our products are not widely accepted by buyers in those markets, we may not be able to expand sales of our products into new markets, and our business, results of operations and financial condition may be adversely impacted.

We participate in a competitive industry, which may become more competitive. Competitors with greater resources and significant experience in high-volume product manufacturing may be able to respond more quickly and cost-effectively than we can to new or emerging technologies and changes in customer requirements.

We face significant competition in developing and selling our solutions. Our primary competitors in the non-rugged mobile device market include Apple Inc. and Samsung Electronics Co. Ltd. Our primary competitors in the rugged mobile device market include Bullitt Mobile Ltd., and Kyocera Corporation. We also face competition from large system integrators and manufacturers of private and public wireless network equipment and devices. Competitors in this space include Harris Corporation, JVC KENWOOD Corporation, Motorola Solutions, Inc., or MSI, and Tait International Limited. For the Data Capture and RFID portion of our product offerings, competitors include companies that provide a broad portfolio of barcode scanning products that are suitable for the majority of global market applications, such as Datalogic USA, Inc., Honeywell International Inc., Panasonic Corporation and Zebra Technologies Corporation.

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

If our business does not grow as we expect, or if we fail to manage our growth effectively or if our cost cutting measures are not sufficient our operating results and business would suffer.

Our ability to successfully grow our business depends on a number of factors including our ability to:

•	implement cost-saving initiatives;
•	operate efficiently with a reduced workforce;

•	accelerate the adoption of our solutions by new end customers;
•	expand into new vertical markets;
•	develop and deliver new products and services;
•	increase awareness of the benefits that our solutions offer;
•	expand our international footprint, and
•	become more cost effective and scalable utilizing contract manufacturing.

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

Each wireless carrier requires each of our devices to complete a thorough technical acceptance process before it can be stocked and sold. Such acceptance processes impose rigorous and complex requirements on our devices, which result in a lengthy testing and certification process, during which we incur substantial operating expenses related to the wireless carrier’s technical acceptance of our devices. The acceptance processes and related costs to us vary across carrier customers depending on carrier size and level of customization required. Generally, the certification process commences within one to three months of product concept development. During this development stage, certain carriers provide a technology roadmap and target demographics, allowing us to define product specifications to meet carrier goals, while other carriers provide defined specifications and preferred price points. Once we receive approval of a product concept by the carrier, we and the carrier advance the product to the development stage. When the product is close to becoming a functioning model, we commence internal quality assurance processes and field testing, which may include third -party lab testing, in-market field testing and interoperability testing. Finally, as the last step in the testing phase, the wireless carrier typically conducts testing itself, following which the product may be certified and stocked. The entire process can last from six to 18 months depending on the particular wireless carrier and type of device. Any delay in the acceptance process or failure to satisfy the device certification requirements would affect our ability to bring products to market and adversely impacts our results of operations and financial condition.

If we fail to adequately forecast demand for our inventory and supply needs, we could incur additional costs or experience manufacturing delays, which could reduce our gross margin or cause us to delay or even lose sales.

Because our production volumes are based on a forecast of channel partner demand rather than firm purchase commitments from our major customers, our forecasts have been, and there is a risk that our forecasts could be in the future, inaccurate and there is a risk that we will be unable to sell our products at the volumes and prices we expect, which may result in excess inventory. We provide, and will continue to provide, forecasts of our demand to our third-party suppliers prior to the scheduled delivery of products to our channel partners. If we overestimate our requirements, our contract manufacturers may have excess component inventory, which could increase our costs. If we underestimate our requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues, lost sales, or we could incur unplanned overtime costs to meet our requirements, resulting in significant cost increases. For example, certain materials and components used to manufacture our products may reach end of life during any of our product’s life cycles, following which suppliers no longer provide such expired materials and components. This would require us to either source and qualify an alternative component, which could require a re-certification of the device by the wireless carriers and/or regulatory agencies, or forecast product demand for a final purchase of such materials and components that may reach end of life to ensure that we have sufficient product inventory through a product’s life cycle. If we overestimate forecasted demand, we will hold excess end-of-life materials and components resulting in increased costs. If we underestimate forecasted demand, we could experience delays in shipments and loss of revenues.

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

Future success will depend on our ability to effectively and economically adapt in this evolving environment. We could incur substantial costs if we must modify our business to adapt to these changes and may even be unable to adapt to these changes.

The markets for our devices and related accessories may not develop as quickly as we expect or may not develop at all.

Our future success is substantially dependent upon continued adoption of devices and related accessories in the industrial enterprise and public sector markets, including the transition from Land Mobile Radio (“LMR”) and Push to Talk (“PTT”), to smartphone and Long-Term Evolution (“LTE”) networks. These market developments and transitions may take longer than we expect or may not occur at all and may not be as widespread as we expect. If the market does not develop as we expect, our business, operating results and financial condition would be significantly harmed.

Our dependence on third-party suppliers for key components of our products could delay shipment of our products and reduce our sales.

We depend on certain suppliers for the delivery of components used in the assembly of our products, including machined parts, injection molded plastic parts, printed circuit boards and other miscellaneous custom parts for our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components and reduced control over pricing and timing of delivery of components. In particular, we have little to no control over the prices at which our suppliers sell materials and components to us. Certain supplies of our components are available only from a single source or limited sources and we may not be able to diversify suppliers in a timely manner. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. For example, in 2018, we experienced a shortage in supply of a camera part from one of our suppliers for our XP8 phone, which resulted in delays in delivery of completed XP8 phones to certain of our channel partners.

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

Any interruption of supply for any material components of our products for any reason, including but not limited to a global or local health crises, or inability to obtain required components from our third-party suppliers, could significantly delay the production and shipment of our products and harm our revenues, profitability and financial condition.

Our future success is dependent on our ability to create independent brand awareness for our company and products with end customers, and our inability to achieve such brand awareness could limit our prospects.

We depend on a small number of wireless carriers to distribute our products. While we intend to accelerate direct marketing and end-customer brand awareness initiatives in the future, our sales and marketing efforts have historically been predominantly focused on channel partners. As such, our operating expenses related to end-customer marketing efforts have historically been very small, representing less than 1.0% of our total sales and marketing expenses during years ended December 31, 2019 and 2018. To increase end-customer brand awareness, we intend to develop sales tools for key verticals within are target markets, increase usage of social media and expand product training efforts, among other things. As a result, we expect our sales and marketing expenses to increase in the future, primarily from increased sales personnel expenses, which will require us to cost-efficiently ramp up our sales and marketing capabilities and effectively target end customers. However, there can be no assurance that we will successfully increase our brand awareness or do so in a cost-efficient manner while maintaining market share within our existing sales channels. Our failure to establish stand-alone brand awareness with end customers of our products would leave us vulnerable to competitors and have an adverse impact on our prospects. If we are unable to significantly increase the awareness of our brand and solutions with end customers in a cost-efficient manner, we will remain significantly dependent on our channel partners for sales of our products and would adversely impact our ability to grow our business.

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

In the second half of 2019, and the first quarter of 2020, we implemented significant senior management changes resulting in a newly appointed CEO, CFO, CMO and Executive VP of Sales.  During this period of transition, there may be operational inefficiencies as the new members of the senior management team become familiar with our business and operations, and there can be no guarantee that the transition of operational responsibilities will be successful. Leadership transitions can be difficult to manage and may cause uncertainty, a disruption to our business or increase the likelihood of turnover in key officers and employees.  Competition for qualified personnel remains intense.  Also, the uncertainty inherent in our senior management transitions could lead to concerns from current and potential customers, suppliers and other third parties with whom the company does business, any of which could have a material adverse impact on our operations.

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

We have recently reduced the size of our organization and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

Since November 2019, we have reduced our global headcount from approximately 700 employees at year-end 2018 to approximately 500 employees as of December 31, 2019. In addition, we executed an additional reduction in force of approximately 10% of our US employees in February 2020. We took these actions in an effort to reorganize the company into a leaner, lower cost organization focused on a path to growth and profitability.  These reductions in force, and the attrition that may occur following these reductions, will result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations.  These restructuring and additional measures we might take to reduce costs could divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, or cause us to delay, limit, reduce or eliminate certain product development plans, each of which could have an adverse impact on our business, operating results and financial condition

If we are unable to attract, integrate and retain additional qualified personnel, including top technical talent, our business could be adversely impacted.

Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. Some of these companies may offer compensation and benefit packages that may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, the news of our recent cost reduction action, may make it more difficult to recruit new employees or retain existing employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements on a timely basis or at all, our business will be adversely impacted.

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

In addition, transitioning to these new systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a significant adverse impact on our capital resources, financial condition, results of operations or cash flows. Implementation of this new IT infrastructure could have a significant impact on our business processes and information systems across a significant portion of our operations. As a result, we will be undergoing significant changes in our operational processes and internal controls as our implementation progresses, which in turn will require significant change management, including recruiting and training of qualified personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management’s attention from key strategic initiatives and have a significant adverse impact on our capital resources, financial condition and results of operations.

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

The U.S. government has made proposals from time to time that are intended to address trade imbalances, which include encouraging increased production in the United States. These proposals could result in increased customs duties and tariffs, and the renegotiation of some U.S. trade agreements. We import a significant percentage of our products into the United States, and an increase in customs duties and tariffs with respect to these imports could negatively impact our financial performance. The implementation of customs duties and tariffs may cause U.S. trading partners to take actions with respect to U.S. imports or U.S. investment activities in their respective countries. Any potential changes in trade policies in the United States and the potential corresponding actions by other countries in which we do business could adversely impact our financial performance. Given the level of uncertainty over which provisions will be enacted, we cannot predict with certainty the impact of the proposals.

For example, in 2018 and 2019, the U.S. presidential administration and Chinese government imposed significant tariffs on exports between the two countries. This ongoing policy dispute between China and the United States could have significant impact on the industries in which we participate, directly and indirectly, and no assurance can be given that any individual customer or significant groups of companies or a particular industry, will not be adversely impacted by any governmental actions taken by either China or the United States. In addition, we manufacture our mobile phones at our facility in Shenzhen, China, which could result in significant additional costs to us when shipping our products to various customers in the United States. It is not possible to predict with any certainty the outcome of future trade negotiations between the United States and China, and any prolonged or increased tariffs on imports from China to the United States would adversely impact our business, results of operations and financial condition.

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

As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $42.4 million and $11.5 million, respectively, due to prior period losses, a portion of which expire in various years beginning in 2035 and 2032, respectively, if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, or the Tax Act, the amount of post 2017 NOLs that we are permitted to deduct from U.S. federal income taxes in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely without expiration. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

We are involved in securities-related legal actions that are expensive and time consuming, and, if resolved adversely, could result in significant legal expenses and settlement or damage awards.

We and certain of our current and former officers and directors are currently and may in the future become subject to claims and litigation by our stockholders alleging violations of securities laws or other related claims which could harm our business, divert management attention, and require us to incur significant costs.  For example, following our IPO in May 2019, four class action lawsuits were filed against us, as described in Item 3, Legal Proceedings.  Each lawsuit is purportedly brought on behalf of a putative class of all persons who purchased shares of our common stock registered in the IPO, and seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.

We are generally required, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits.  We also have certain contractual obligations to the underwriters regarding the pending shareholder lawsuits, and we could have such contractual indemnification obligations to underwriters in future lawsuits.  While a certain amount of insurance coverage may be available for expenses or losses associated with these lawsuits, this coverage is subject to deductibles and may not otherwise prove to be sufficient.  Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, with regards to these lawsuits; therefore, no litigation reserve has been recorded in the accompanying consolidated financial statements.  Although we plan to defend against these lawsuits vigorously, there can be no assurances that a favorable final outcome will be obtained.  These lawsuits or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs, or damage awards that could have a material impact on our financial position, results of operations, and cash flows.

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

Many of our public sector end customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local public safety or other public sector efforts could result in our end customers having less access to funds required to continue, renew, expand or pay for our solutions. For example, changes in policies with respect to “sanctuary cities” may result in a reduction in federal funds available to our current or potential end customers. Additionally, the last U.S. government partial shutdown, and any future U.S. government shutdowns, could result in delayed public safety spending or re-allocation of funding into other areas of public safety. If federal funding is reduced or eliminated and our end customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

Economic uncertainties or downturns, or political changes, could limit the availability of funds available to our customers and potential customers, which could significantly adversely impact our business.

Current or future economic uncertainties or downturns could adversely impact our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, infectious disease outbreaks, and warfare and terrorist attacks in North America, Europe, the Asia Pacific region or elsewhere, could cause a decrease in funds available to our customers and potential customers and negatively affect the growth rate of our business.

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

We cannot predict the timing, magnitude or duration of any economic slowdown, instability or recovery, generally or within any particular industry, or the impact of political changes. If the economic conditions of the general economy or industries in which we operate worsen from present levels, or if recent political changes result in less funding being available to purchase our solutions, our business, operating results and financial condition could be adversely impacted.

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.

Our business and operating results could be adversely impacted by the effects of epidemics, including but not limited to the coronavirus that has been reported to have surfaced in Wuhan, China in December 2019 and has since spread to most other parts of the world, including the United States and Canada, our principal markets. We are closely monitoring the impact of COVID-19 global outbreak. While we believe our recent restructuring efforts will enable us to improve our supply chain and better address the global economic events related to the COVID-19 virus, there remains significant uncertainty related to the public health situation globally.

Our results of operations could be adversely affected to the extent that such coronavirus or any other epidemic generally harms the global economy. In addition, our customers and/or suppliers may be adversely impacted as a result of a health epidemic or other outbreak, which may materially and adversely affect our business, financial condition and results of operations. Further, our operation may experience disruptions, such as temporary closure of our offices and/or those of our customers or suppliers and suspension of services. which may materially and adversely affect our business, financial condition and results of operations.

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

The relative change in currency values creates fluctuations in product pricing for international customers. These changes in foreign end-customer costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets. These changes may also negatively impact the financial condition of some foreign customers and reduce or eliminate their future orders of our products. In addition, a significant portion of our research and development expenditure takes place in China and India. Fluctuations in the currency values of those countries could negatively impact our operating expenses.

We are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws and regulations.

Our operations and the products we manufacture and/or sell are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws and regulations. Compliance with such existing or future laws and regulations could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what solutions we can offer and generally impact our financial performance. Our products are designed for use in potentially explosive or hazardous environments. If our product design fails for any reason in such environments, we may be subject to product liabilities and future costs. In addition, some of these laws are environmental and relate to the use, disposal, remediation, emission, discharge of and exposure to hazardous substances. These laws often impose liability and can require parties to fund remedial studies or actions regardless of fault. Environmental laws have tended to become more stringent over time and any new obligations under these laws could have a negative impact on our operations or financial performance.

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

We do not control the labor and other business practices of our suppliers, subcontractors, distributors, resellers and third-party sales representatives, or TPSRs, and cannot provide assurance that they will operate in compliance with applicable rules, and regulations regarding working conditions, employment practices, environmental compliance, anti-corruption, and trademark a copyright and patent licensing. If one of our suppliers, subcontractors, distributors, resellers, or TPSRs violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated, and our reputation could be damaged. If one of our suppliers or subcontractors fails to procure the necessary license rights to trademarks, copyrights or patents, legal action could be taken against us that could impact the sale-ability of our products and expose us to financial obligations to a third party. Any of these events could have a negative impact on our sales and results of operations.

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

Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, and power outages, which may render it difficult or impossible for us to operate our business for some period of time. For example, our corporate headquarters is located in the San Francisco Bay Area, a region known for seismic activity. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business and operating results and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a significant adverse impact on our business, operating results and financial condition. In addition, the facilities of significant vendors may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or significant adverse impact on our business.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, transfer, use and storage of PII. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws as imposing standards for the online collection, use and dissemination of data. Many foreign countries and governmental bodies, including Canada, the European Union and other relevant jurisdictions, have laws and regulations concerning the collection and use of PII obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, effective May 2018 which may impose additional obligations and risk upon our business, and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the obligations imposed by the governments of the foreign jurisdictions in which we do business or seek to do business and we may be required to make significant changes in our business operations, all of which may adversely impact our revenues and our business overall.

Although we are working to comply with those federal, state, and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our products or applications. At state level, lawmakers continue to pass new laws concerning privacy and data security. Particularly notable in this regard is the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA introduced significant new disclosure obligations and provides California consumers with significant new privacy rights. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of PII or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse impact on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely impact our business.

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

We are exposed to risks associated with strategic transactions.

We may consider strategic acquisitions of and combinations with companies with complementary technologies or intellectual property in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products, services and employees. We may not realize the anticipated benefits of these transactions or the benefits of any other acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired or combined businesses, in which case our business could be harmed.

Acquisitions and other strategic transactions involve numerous risks, including:

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

Financing for future strategic transactions may not be available on favorable terms, or at all. If we identify an appropriate acquisition or combination candidate for any of our businesses, we may not be able to negotiate the terms of the transaction successfully, finance the transaction or integrate the applicable business, products, service offerings, technologies or employees. Future strategic transactions may not be well-received by the investment community, which may cause the value of our stock to fall. We cannot ensure that we will be able to identify or complete any acquisition, divestiture or discontinued business in the future. Further, the terms of our indebtedness constrain our ability to enter into and finance certain strategic transactions.

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

Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely on a combination of patents, patent applications, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We also enter, and plan to continue to enter, into confidentiality, invention assignment or license agreements with our employees, consultants and other parties with whom we contract, and control access to and distribution of our software, documentation and other proprietary information. The steps we take to protect our intellectual property may be inadequate, and it is possible that some or all of our confidentiality agreements will not be honored, and certain contractual provisions may not be enforceable. Existing trade secret, trademark and copyright laws offer only limited protection. Unauthorized parties may attempt to copy aspects of our products or obtain and use information which we regard as proprietary. Policing unauthorized use of our products is difficult, time consuming and costly, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, the effect of either of which would harm our competitive position in the market. Furthermore, disputes can arise with our strategic partners, customers or others concerning the ownership of intellectual property.

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

With respect to open source operating systems, if third parties cease continued development of such operating systems or restrict our access to such operating system, our business and financial results could be adversely impacted. We are dependent on third parties’ continued development of operating systems, software application ecosystem infrastructures, and such third parties’ approval of our implementations of their operating and system and associated applications. If such parties cease to continue development or support of such operating systems or restrict our access to such operating systems, we would be required to change our strategy for our devices. As a result, our financial results could be negatively impacted because a resulting shift away from the operating systems we currently use, and the associated applications ecosystem could be costly and difficult.

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

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If additional class action litigation was instituted against us, in addition to the four class action lawsuits to which we and certain of our former officers and current and former directors are currently subject, as described in Item 3. Legal Proceedings, such matters could further divert the time and attention of our management from our business and seriously harm our business, financial condition and results of operations.

We may fail to continue to meet the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

The listing standards of the Nasdaq Global Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. The closing bid price of our common stock has fluctuated below $1.00 per share in 2020. If the closing bid price of our common stock were to remain below $1.00 per share for 30 consecutive trading days, or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The Nasdaq Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.  In addition, the delisting of our common stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital.

Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

If we are unable to maintain the listing of our common stock on Nasdaq or another national securities exchange, our common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1.0 million, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if we are unable maintain the listing of our common stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected.  If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

Our executive officers and directors, and their affiliated entities, along with our two other largest stockholders, own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors, together with entities affiliated with such individuals, along with our two other largest stockholders, beneficially own a majority of our common stock as of December 31, 2019. Accordingly, these stockholders may, as a practical matter, continue to be able to control the election of a majority of our directors and the determination of all corporate actions. This concentration of ownership could delay or prevent a change in control of the Company.

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause our stock price to decline.

The market price of our common stock could decrease significantly as a result of sales of a large number of shares of our common stock in the public market, and the perception that these sales could occur may also depress the market price of our common stock.  Certain stockholders are entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares issued under our equity compensation plans. As a result, subject to the satisfaction of applicable vesting periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Since we do not expect to pay any cash dividends for the foreseeable future, investors may be forced to sell their stock in order to obtain a return on their investment.

We do not anticipate declaring or paying in the foreseeable future any cash dividends on our capital stock. Instead, we plan to retain any earnings to finance our operations and growth plans discussed elsewhere in this report. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or describe us or our business in a negative manner, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

If we fail to maintain proper and effective internal controls or are unable to remediate any deficiencies or weaknesses in our internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. Section 302 of the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures in our quarterly and annual reports and, beginning with our annual report for the year ended December 31, 2020, Section 404 of the Sarbanes-Oxley Act requires that we perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. As a newly public company, we may experience difficulty in testing our internal controls in a timely manner. We have recently implemented reductions in force which may result in changes to our internal controls over financial reporting. A changing internal control environment increases the risk that our system of internal controls is not designed effectively or that internal control activities will not occur as designed. The occurrence of or failure to remediate a significant deficiency or material weakness may adversely affect our business and the market price of shares of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. With respect to the year ended December 31, 2019, we identified two material weaknesses in our internal controls over financial reporting related to the design and implementation of our IT general controls including elevated (administrator) access to financial reporting systems and subsystems and accounting for fulfillment costs in connection with adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

If the material weaknesses in our internal controls are not fully remediated or if additional material weaknesses are identified, those material weaknesses could cause us to fail to meet our future reporting obligations, reduce the market’s confidence in our financial statements, harm our stock price and subject us to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In addition, our common stock may not be able to remain listed on Nasdaq or any other securities exchange. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

Some provisions of Delaware law and our certificate of incorporation and bylaws may delay or prevent a change in control and may discourage bids for our common stock at a premium over its market price.

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

Our amended and restated certificate of incorporation designates the U.S. federal district courts as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We will seek to enforce these provisions.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provision. The Delaware Supreme Court recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is permissible and enforceable under Delaware law, reversing an earlier decision from the Court of Chancery of the State of Delaware that had ruled that such provisions were not enforceable.   In light of the Delaware Supreme Court determination that Delaware law permits exclusive federal forum provisions, we will seek to enforce the exclusive federal forum provision in our amended and restated certificate of incorporation including in pending litigation.  Enforcement of this provision could result in additional costs.  If we face relevant litigation and are unable to enforce this provision, we may incur additional costs associated with resolving such matters in other jurisdictions, which could harm our business, financial condition, or results of operations.

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

Any one of these or other factors may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain our corporate headquarters in a leased facility in Austin, Texas. In addition, we lease a facility totaling 8,416 square feet in San Mateo, California. The lease expires in August 2025 and, in March 2020, we entered into a letter of intent to sublease the space beginning June 1, 2020. Subsequent to December 31, 2019, we are negotiating a sublease of a portion of the facility as part of the relocation of our corporate headquarters to Austin, Texas. Our final assembly and testing facility is located in Shenzhen, China. We also have a software development center in Bangalore, India and a research and development center in Beijing, China. We believe that our facilities are suitable to meet our current needs. We may expand our existing facilities or move them to other locations in the future, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth or moves. However, we expect to incur additional expenses in connection with any such new or expanded facilities.

Item 3. Legal Proceedings.

On September 20, 2019, a purported Sonim stockholder who allegedly purchased stock registered in Sonim’s initial public offering (“IPO”) filed a putative class action complaint in the Superior Court of the State of California, County of San Mateo, captioned Pearson v. Sonim Technologies, Inc., et al., Case No. 19CIV05564, on behalf of himself and others who purchased shares of Sonim registered in the IPO (the “Pearson Action”).  On October 4 and 16, 2019, two additional purported class action complaints substantially similar to the Pearson Action were filed on behalf of different plaintiffs yet the same putative class of Sonim stockholders, in the same court as the Pearson Action.  On October 7, 2019, a substantially similar putative class action lawsuit was filed in the United States District Court for the Northern District of California.  All four complaints allege violations of the Securities Act of 1933 by Sonim and certain of its current and former officers and directors for, among other things, alleged false or misleading statements and omissions in the registration statement issued in connection with the IPO, relating primarily to an alleged failure to disclose software defects in Sonim’s phones and alleged misstatements about performance characteristics of Sonim’s phones.  Sonim intends to defend these matters vigorously.  An adverse outcome in any of these matters, however, could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows for a particular period.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Stock Market under the symbol “SONM.”

Holders of Record

As if March 23, 2020, there were 100 holders of record of our common stock based on information furnished by American Stock Transfer and Trust Company, LLC, the transfer agent for our securities.

Dividends

We have not declared or paid any cash dividends on our capital stock and do not intend to pay cash dividends in the foreseeable future. Any future determinations relating to our dividends and earning retention policies will be made at the discretion of our board of directors, who will review such policies from time to time in light of our earnings, cash flow generation, financial position, results of operations, the terms of our indebtedness and other contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

On October [15], 2019, we issued 666 shares of common stock to a [former] service provider in exchange for the provision of services pursuant to an agreement with such service provider.  This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe that the transaction was exempt from registration under the Securities Act in reliance on in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition, Results of Operations and Critical Accounting Policies.

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes thereto contained in Part IV of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A.,"Risk Factors," included in Part I of this Annual Report on Form 10-K.

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

Our first mobile device was introduced and began shipping in low volumes in 2006, primarily in Europe, and in increasing volumes in 2012 in Canada through Bell. In late 2012, we first shipped to U.S. wireless carriers, AT&T and Sprint, but between 2012 and 2017, we had (i) only one or two mobile phones in our product portfolio being sold at any one time, (ii) only a handful of wireless carriers selling such phones and (iii) such phones being sold generally as a non-stocked product. In 2018, three of the four largest U.S. wireless carriers and the three largest Canadian wireless carriers certified certain of our products and decided to stock our entire next generation product portfolio, for the first time in our history, resulting in our revenues increasing by more than 100% from the year ended December 31, 2017 to the year ended December 31, 2019. Revenues have decreased from $135.7 million for the year ended December 31, 2018 to $116.3 million for the year ended December 31, 2019. In 2019, we sold approximately 320,300 mobile phones to wireless carriers with approximately 29% and 28% sold to AT&T and Verizon, respectively, compared to a total of approximately 287,500 to wireless carriers in 2018. In addition to acceptance by these large wireless carriers of our product portfolio, expanded adoption of our mobile phones was driven by increases in awareness over the past several years following sales and marketing efforts directed at wireless carriers, new product launches and the increased focus by carriers, such as AT&T and Verizon on dedicated public safety networks, including FirstNet. We expect to continue unit sales volumes with these wireless carriers and anticipate launching additional products starting in 2020 following customization and certification processes. In March 2019 and April 2019, we launched commercial sales of our XP3 mobile phone on the Sprint network and AT&T network (including FirstNet), respectively, in each case following technical acceptance by the applicable wireless carrier.

Because our U.S. sales channel is primarily comprised of large wireless carriers, the number of customers that we sell to is limited. For the year ended December 31, 2019, approximately 87% of our revenues came from this channel and 66% came from our top four channel partner customers. For the year ended December 31, 2019, our smartphones accounted for approximately 50% of our revenues and our feature phones accounted for approximately 45% of our revenues. To help control and manage the quality, cost and reliability of our supply chain, we directly manage the procurement of all final assembly materials used in our products, which include LCDs, housings, camera modules and antennas. In addition, we complete the final assembly of our devices in our Shenzhen, China facility.

To continue to develop differentiated products to attract and retain customers, we have made significant investments in research and development. While the hardware design of our devices remains generally the same for all wireless carriers, each product must be configured specifically to conform to the requirements of each carrier’s network, resulting in higher development expenses as the number of wireless carriers we sell through increases. In addition to the unique configurations, we must go through a technical acceptance process for each device at each wireless carrier before it can be stocked. The acceptance process for each device at each wireless carrier has historically cost up to $1.2 million. Since this task tends to be cyclical in nature, we employ third- party experts on a carrier-by-carrier and product-by-product basis to assist with this acceptance process.

Additional Sonim Subsidiary

On August 21, 2019, Sonim Technologies (Canada), Inc. was incorporated, a fully owned subsidiary of the Company, to aide with sales and post sales services.  During the year ended December 31, 2019, immaterial fees were incurred in the set-up of the subsidiary.

Restructuring and Reduction in Force

In September 2019, the Board of Directors approved, and management commenced and completed, a restructuring plan to reduce operating costs and better align its workforce with the needs of its business.  Under the plan, the Company reduced its workforce by 16 employees.  Affected employees are eligible to receive severance and COBRA reimbursement payments.  In connection with the restructuring, the Company accrued $0.7 million in aggregate restructuring charges related to one-time termination severance payments and other employee-related costs. $0.2 million of the cash payments related to the personnel-related restructuring charges were paid during the second half of 2019, with the remaining $0.5 million to be paid by the second quarter of 2020.  The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated, with the workforce reductions.

Departure of Certain Officers; Appointment of Certain Officers; and Compensatory Arrangements of Certain Officers

On September 9, 2019, the Company and Mr. James Walker determined that Mr. Walker would cease serving as the Company’s Chief Financial Officer.  Mr. Walker was deemed eligible to receive certain severance benefits following his last day of employment pursuant to, and subject to the conditions set forth in, his existing agreements with the Company, all of which have been previously publicly disclosed, as well as extension of his post-separation option exercise period to January 17, 2020.

On September 10, 2019, the Company entered into an employment agreement with Robert Tirva, which was amended on December 18, 2019, which governs the terms of Mr. Tirva’s employment as the Company’s Chief Financial Officer.  In this role, Mr. Tirva will serve as the Company’s principal financial officer and principal accounting officer.

On October 29, 2019, the Company and Mr. Robert Plaschke agreed that Mr. Plaschke will cease serving as the Company’s Chief Executive Officer.  In connection with Mr. Plaschke’s transition, the Company entered into a Transition and Separation Agreement with Mr. Plaschke pursuant to which he will serve as a Senior Advisor to the Board until April 30, 2020.

On October 29, 2019, the Company entered into an employment agreement with Thomas W. Wilkinson, which governs the terms of Mr. Wilkinson’s employment as the Company’s Chief Executive Officer and member of the board.

Initial Public Offering

On May 9, 2019, our registration statement on Form S-1 (File No. 333-230887) related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on May 10, 2019. Our IPO closed on May 14, 2019. As a result, our consolidated financial statements as of December 31, 2019 reflects the impact of our IPO.

Key Metrics

We review a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. In addition to our financial results determined in accordance with U.S. GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our performance related metrics.

	Year Ended December 31,
	2019	2018
	(in thousands)
Smartphones	102	160
Feature Phones	257	151
Total Units Sold	359	311
Adjusted EBITDA	$(12,355)	$6,931
Adjusted Covenant EBITDA	$(11,812)	$7,480

Units Sold

Our smartphones include the XP6, XP7, and XP8 models.  The number of smartphone units sold during the year ended December 31, 2019 compared to the year ended December 31, 2018 decreased by 36%, primarily due to a slower than expected sales of our XP8 product at several carriers.

Our feature phones include the XP3, XP5, and XP5s models.  The number of feature phone units sold during the year ended December 31, 2019 compared to the year ended December 31, 2018 increased by 70%, primarily due to increased demand for the XP5s from several carriers and the introduction of our newest feature phone, the XP3.

Adjusted EBITDA and Adjusted Covenant EBITDA

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of stock-based compensation expense, depreciation and amortization, interest expense, income taxes, change in fair value of warrant liability and one-time restructuring costs. We define Adjusted Covenant EBITDA as Adjusted EBITDA further adjusted to exclude the impact of exchange rate changes. Adjusted EBITDA and Adjusted Covenant EBITDA are useful financial metrics in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments such as stock-based compensation and changes in the fair value of the warrant liability. We use Adjusted Covenant EBITDA to periodically assess compliance with certain covenants and other provisions under our East West Bank Loan Agreement.

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

Adjusted EBITDA and Adjusted Covenant EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
•	they do not reflect changes in, or cash requirements for, working capital needs;
•	they do not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments; and
•	other companies in our industry may define and/or calculate these metrics differently than we do, limiting their usefulness as comparative measures.

Set forth below is a reconciliation from net income (loss) to Adjusted EBITDA and Adjusted Covenant EBITDA for the respective periods:

	2019	2018
	(in thousands)
Net income (loss)	$(25,834)	$1,277
Depreciation and amortization	3,525	1,850
Stock-based compensation	6,308	252
Interest expense	1,522	1,828
Change in fair value of warrant liability(1)	—	970
Income taxes	1,388	754
Restructuring costs	736	—
Adjusted EBITDA	(12,355)	6,931
Exchange rates	543	549
Adjusted Covenant EBITDA	$(11,812)	$7,480

(1)

Prior to the conversion of each share of our then outstanding preferred stock to one share of our common stock effected in November 2018. (including the conversion of preferred stock issuable upon exercise of warrants), the fair value of outstanding warrants to purchase preferred stock was subject to periodic remeasurement, and any change in fair value was recognized as a change in fair value of warrant liability.

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

Components of Our Results of Operations

The following describes the line items set forth in our consolidated statements of operations.

Revenues

Revenues are recognized on the date that the customer receives the products sold. Any discounts, marketing development funds, product returns or other revenue reductions are treated as offsets to revenues, which is presented on a net basis. We have also historically entered into customer agreements with channel partners that include a combination of products and non-recurring engineering services, or NRE services. When a customer agreement includes NRE services which involve significant design modification and customization of the product software that is essential to the functionality of the hardware, revenues are also recognized according to the contractual milestones in the agreements under ASC 605 or when or as control transfers to the customer under ASC 606. If a milestone is deemed non-substantive, we defer, if applicable, and recognize such non-substantive milestones over the estimated period of performance applicable to each agreement on a straight-line basis, as appropriate. All of our revenues are derived from a single segment.

The Company recognizes revenue primarily from the sale of products, including our mobile phones and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a commitment in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the commitments as individual performance obligations if they are both capable of being distinct and distinct within the context of the contract.

Our customer agreements with channel partners set forth the terms pursuant to which our channel partners purchase our products for distribution on a purchase order basis. While these arrangements are typically long term, they generally do not contain any firm purchase volume commitments. As a result, our channel partners are not contractually obligated to purchase from us any minimum number of products. However, while our channel partners provide us with demand forecasts under these sales arrangements, we are generally required to satisfy any and all purchase orders delivered to us within specified delivery windows, with limited exceptions (such as orders significantly in excess of forecasts). Our sales arrangements also generally include technical performance standards for our mobile phones and accessories sold, which vary by channel partner. If a technical issue with any of our covered products exceeds certain preset failure thresholds for the relevant performance standard or standards, the channel partner typically has the right to cease selling the product, cancel open purchase orders and levy certain monetary penalties. In addition, our channel partners retain sole discretion in which of their stocked products to offer their customers.

We also offer our channel partners channel marketing and other limited promotional incentives, such as sales volume incentives, in exchange for retail price reductions. Under certain of our customer agreements, we may also offer NRE services in the form of third-party design services relating to the design of materials and software licenses used in the manufacturing of our products.

Cost of Revenues and Gross Profit/Gross Margin

Cost of revenues primarily consists of the following:

•

Direct costs consist of raw materials, supplies and sub-assemblies used in the production of our products. We purchase all materials and sub-assemblies from our supply chain directly and do all final assembly and testing at our facility in Shenzhen, China. Direct materials represent the majority of our direct manufacturing expenses.

•	Direct labor costs expended in the final assembly and testing of our products. Labor is charged to each product based on the actual time required to build that specific product.
•

Other direct costs related to the shipment of the final product to the customer, including such items as shipping costs, royalties on third-party technology included in the product, warranty cost accruals and packaging and handling costs.

•

Indirect manufacturing expense associated with producing our products, such as rent on production facilities, depreciation on production equipment and tooling, engineering and support salaries and other indirect manufacturing costs.

•	Amortization of NRE expenses is now part of cost of goods as a result of the adoption of ACS 606 in 2019, using the modified retrospective method.

Gross profit is defined as revenues less cost of revenues. Gross margin is gross profit expressed as a percentage of revenues. We expect that our gross margin may fluctuate from period to period, primarily as a result of changes in average selling price, revenue mix among our devices, and manufacturing costs. In addition, we may reserve against the value at which we carry our inventory based upon the device’s lifecycle and conditions in the markets in which we sell.

Operating Expenses

Our operating expenses consist of the following categories:

Research and development. Research and development expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation and employee benefits. Research and development expenses also include the costs of developing new products and supporting existing products. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications, as well as all costs associated with achieving technical acceptance with each product at each carrier. All research and development costs are expensed as incurred. We expect our research and development expenses to increase in absolute dollars as we continue to expand our available solutions.

Sales and marketing. Sales expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation, commissions to independent sales representatives, travel costs and employee benefits, as well as field support and customer training costs. Marketing expenses include all social media and collateral print media, and brand development expenses. We expect our sales and marketing costs to increase in absolute dollars as we seek to expand our product lines and customer base and increase brand awareness with end customers.

General and administrative. General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation, travel costs and employee benefits, as well as professional and consulting fees, legal fees, trade shows, depreciation expense and occupancy costs. We expect our general and administrative expenses to increase in absolute dollars as we expand our organization to better support our customers and our anticipated growth. Additionally, these expenses will increase as we establish the necessary infrastructure to operate effectively as a public company.

Income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities and the tax effects of operating loss and credit carryforwards using the enacted tax rates expected to apply in the periods of expected settlement. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Provision for Income Taxes (in thousands, except percentages)	2019	2018	$ Change	% Change
Provision for Income Taxes (in thousands, except percentages)
Provision for Income Taxes	$1,388	$754	$634	84.09%

We recognized an expense for income taxes of $1.4 million during 2019 as compared to an expense of $0.8 million during 2018.  The increase in tax expense in 2019 was primarily due to the Company's increase in earnings in the foreign subsidiaries and uncertain tax position accrual.

Results of Operations

Years Ended December 31, 2019 and 2018:

See Note 2 – Adoption of ASC 606 was made using the modified retrospective and is not fully comparative in the table below.

The following tables present key components of our results of operations for the respective periods (In thousands):

	Year Ended December 31,		2019 vs 2018
	2019	2018	Increase (Decrease)%
	(in thousands)
Net revenues	$116,251	$135,665	$(19,414)	-14.3%
Cost of revenues	81,742	87,576	(5,834)	-6.7%
Gross profit	34,509	48,089	(13,580)	-28.2%
Operating expenses:
Research and development	26,064	23,247	2,817	12.1%
Sales and marketing	13,908	12,228	1,680	13.7%
General and administrative	16,182	7,220	8,962	124.1%
Restructuring costs	736	—	736	100.0%
Total operating expense	56,890	42,695	14,195	33.2%
Income (loss) from operations	(22,381)	5,394	(27,775)	-514.9%
Interest expense	(1,522)	(1,828)	306	-16.7%
Change in fair value of warrant liability	—	(970)	970	-100.0%
Other expense, net	(543)	(565)	22	-3.9%
Income (loss) before income taxes	(24,446)	2,031	(26,477)	-1303.6%
Income tax expense	(1,388)	(754)	(634)	84.1%
Net income (loss)	$(25,834)	$1,277	$(27,111)	-2123.0%

Net revenues.  Net revenues for the year ended December 31, 2019 decreased by $19.4 million, or 14.3%, to $116.3 million compared to $135.7 million for the year ended December 31, 2018.  The decrease in net revenues was primarily attributable to a lower overall average selling price as a result of the change in product mix in 2019 compared to 2018 along with a significant decrease in professional service fees from $5.0 million in 2018 to $0.4 million in 2019.

Cost of revenues. Total cost of revenues for the year ended December 31, 2019 decreased $5.8 million, or 6.7%, to $81.7 million, or 70.3% of revenues, compared to $87.6 million, or 64.6% of revenues for the year ended December 31, 2018.  This decrease was primarily attributable to related decrease in net revenues.

Gross profit and margin. Gross profit for the year ended December 31, 2019 decreased $13.6 million, or 28.2%, to $34.5 million, or 29.7% of revenues, from $48.1 million, or 35.4% of revenues for the year ended December 31, 2018.  This decrease was primarily attributable to lower revenues related to a lower average sales price and a one-time reserve adjustment relating to the aging of materials and finished goods, losses resulting from minimum purchase commitment of $3.1 million and the amortization of NRE expenses of $1.5 million as a result of the adoption of ACS 606.

Research and development. Research and development expenses for the year ended December 31, 2019 increased by $2.8 million or 12.1%, to $26.1 million compared to $23.3 million for the year ended December 31, 2018.  These expenses increased primarily due to the $2.9 million increase in employee headcount related expenses, prior to restructuring, a $1.2 million increase in costs associated with the XP3 product launch, a $0.8 million increase in consulting, a $0.3 million increase in travel expense and a $0.2 million increase for IDC office rent, partially offset by $2.7 million for the ACS 606 adjustment of capitalized fulfillment costs now flowing through cost of revenues.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2019 increased by $1.7 million, or 13.7% to $13.9 million compared to $12.2 million for the year ended December 31, 2018.  These increases were primarily attributable to a $0.7 million increase in employee headcount, prior to restructuring, a $0.7 million increase related to the expansion of our customer support department, and $0.3 million of related stock compensation expense.

General and administrative. General and administrative expenses for the year ended December 31, 2019 increased by $9.0 million, or 124.1% to $16.2 million compared to $7.2 million for the year ended December 31, 2018.  These expenses increased primarily due to a $5.1 million increase of stock compensation in connection with the IPO for the Chief Executive Officer and Chief Financial Officer, a $1.1 million increase of directors and officers insurance, a $0.9 million increase in legal fees, a $0.8 million increase of employee compensation and hiring of new consultants, $0.7 million of increased accounting fees, and a $0.5 million increase for office rent.

Restructuring costs. In September 2019, the Board of Directors approved, and management commenced and completed, a restructuring plan to reduce operating costs and better align its workforce with the needs of its business.  Under the plan, we reduced our workforce by 16 employees.  Affected employees are eligible to receive severance and COBRA reimbursement payments.  During the year ended December 31, 2019, we recorded a one-time charge related to restructuring costs totaling $0.7 million.

Interest expense/Other expense, net Interest expense/other expense decreased by $0.3 million, or 20.6%, to $2.1 million, for the year ended December 31, 2019, from $2.4 million for the year ended December 31, 2018.  The decrease is a result of lower financing expenses.

Income tax expense. Income tax expense increased by $0.6 million, or 84%, to $1.4 million, for the year ended December 31, 2019, from $0.8 million, for the year ended December 31, 2018.

Adjusted EBITDA. Adjusted EBITDA was a loss of $12.4 million, for the year ended December 31, 2019 compared to net income of $6.9 million, for the year ended December 31, 2018.

Net income (loss). The net loss for December 31, 2019 was $25.8 million compared to net income of $1.3 million for December 31, 2018.The increase in net loss is a result of a decrease in revenues of $19 million and increased costs associated with the IPO of $5.2 million, restructuring costs of $0.7 million and overall increase in headcount and office administrative expenses.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of December 31, 2019, and 2018, we had an aggregate of $10.1 million and $13.1 million, respectively, of principal and deferred accrued interest outstanding under the B. Riley Convertible Note.

Under the B. Riley Convertible Note issued by the Company pursuant to the Subordinated Term Loan and Security agreement (the “Riley Loan Agreement”), we have borrowed an aggregate principal amount of $12.0 million on a subordinated secured basis. Borrowings bear interest at 10% per year; interest amounts accrued and compounded into principal outstanding until October 2018, following which we are required to pay periodic interest in cash. The B. Riley Convertible Note matures on September 1, 2022. Borrowings under the B. Riley Convertible Note are secured by a subordinated lien on substantially all of our assets, subject to permitted liens. The principal amount of indebtedness under the B. Riley Convertible Note is convertible into shares of our common stock at $8.87 per share. Between the first and second anniversary of the original issue date of the note, between the second and the third anniversary of the original issue date of the note, following the third anniversary of the original issue date of the note and following the fourth anniversary of the original issue date of the note, B. Riley Principal Investments, LLC may elect to convert 75.0%, 50.0%, 25.0% and 12.5%,respectively, of the then-outstanding total principal amount and accrued interest outstanding under the note at the conversion price per share of $8.87. We have the right to prepay amounts under the B. Riley Convertible Note at any time with a 2.0% prepayment fee if paid off before October 2019, a 1.0% prepayment fee if paid off between October 2019 and October 2020 and no prepayment fee thereafter. The prepayment fees are waived if the outstanding principal balance does not fall below $10.0 million following prepayment.  Following prepayment, the outstanding principal balance fell below the $10.0 million threshold and we paid a minimal prepayment fee. We have classified the debt as a current liability from a long-term liability based on the occurrence of a material adverse change in our business, however B. Riley Principal Investments LLC has not commenced enforcement of its rights thereunder.  Upon the occurrence and during the continuance of an event of default under the Riley Loan Agreement, B. Riley Principal Investments has the option, among other things, to accelerate the debt and foreclose upon the assets pledged as collateral, any of which could severely affect our liquidity and significantly harm our business. In addition, we are unable to borrow under the EWB facility during the continuance of an event of default thereunder or under the Riley Loan Agreement, which could severely affect our liquidity and significantly harm our business.

We maintain a credit line with East West Bank (“EWB”) pursuant to the EWB Loan Agreement. In the future, we may borrow up to $8.0 million under the line of credit available under the EWB Loan Agreement; provided that we are not then in default and we maintain amounts on deposit with EWB equal to any amounts borrowed under the EWB Loan Agreement. As of December 31, 2019, no amounts were outstanding under the EWB Loan Agreement. As of December 31, 2019, we were in default under the EWB Loan Agreement for a number of reasons, including the occurrence of a material adverse change and failure to provide notice of certain events. Borrowings under the EWB Loan Agreement bear interest at 1.0% plus the prime lending rate. Borrowings under the EWB Loan Agreement are secured by a senior lien on substantially all of our assets, including inventory and receivables, subject to permitted liens. In the event of a default under the EWB Loan Agreement, entities affiliated with B. Riley Financial and Investec Investments (UK) Limited, two of our stockholders, have the right to purchase the indebtedness under the EWB Loan Agreement at par and to exercise remedies for the default, in their discretion, as the holders of the indebtedness.

The EWB Loan Agreement contains certain negative and affirmative covenants as well as financial covenants, including covenants that restrict our ability to, among other things, incur or prepay indebtedness on subordinated debt, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, exceed annual capital expenditure limits, as defined, and make changes in the nature of the business. Objective events of default, therein, include, without limitation, nonpayment of principal, interest or other obligations, violation of the covenants, insolvency, and court-ordered judgments. Audited financial statements are required to be submitted to the lenders no later than 120 days after year end. In particular, we are required to maintain a minimum availability under the line of credit under the EWB Loan Agreement of $750,000 and maintain a fixed charge coverage ratio, defined as the sum of Adjusted Covenant EBITDA plus capital expenditures minus taxes and dividends over fixed charges, of at least 1.05 to 1.00 as of the last of each month. In 2018, the financial covenants were amended to temporarily suspend the obligation to comply with the minimum fixed charge coverage ratio through September 30, 2018, to increase the minimum fixed charge coverage ratio as of December 31, 2019.

In 2018, the financial covenants were amended to permanently remove the requirement to maintain positive Adjusted Covenant EBITDA. As a result, as of the period ended March 31, 2018, we were no longer subject to this Adjusted Covenant EBITDA financial covenant.  In October 2019, the financial covenants were amended to suspend the obligation to comply with the minimum fixed charge coverage ratio through the maturity date, which was amended to February 28, 2020, a cash block was placed on interest payments under our subordinated debt under the B. Riley Convertible Note and the establishment of a blocked account was mandated, following which we may request revolving advances up to the amount on deposit in such blocked account in EWB’s discretion. In February 2020, the cash block on interest payments under the B. Riley Convertible Note was removed and the maturity date was amended to April 30, 2020.

As of December 31, 2019, and 2018, no amounts were outstanding under the EWB Loan Agreement.  As of both December 31, 2019 and 2018, the Company had remaining borrowing capacity of up to $8.0 million against the line of credit, provided that such borrowings are conditioned upon us not being in default and are otherwise subject to the terms and conditions of the EWB Loan Agreement.  As of 2019, we were not in compliance with one of the financial covenants, specifically the fixed charge coverage ratio, however, EWB waived such noncompliance in October 2019 by amending the EWB Loan Agreement through February 2020.  EWB subsequently extended waiver to May 2020.

Cash and cash equivalents as of December 31, 2019 was $11.3 million, or $1.7 million lower than net cash of $13.0 million at December 31, 2018. The decrease was driven primarily by the use of cash in operating activities.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	2019	2018
Net cash provided by (used in) operating activities	$(33,523)	$3,861
Net cash used in investing activities	(1,356)	(2,545)
Net cash provided by financing activities	33,128	10,152

Cash flows from operating activities

For the year ended December 31, 2019, cash used in operating activities was $33.5 million, primarily attributable to a net loss of $25.8 million and a net cash outflow of $20.9 million from changes in our net operating assets and liabilities, partially offset by non-cash charges of $13.5 million, and non-cash revenue of $0.3 million under our trade-in guarantee program.  Non-cash charges primarily consisted of $6.3 million in stock-based compensation, $3.1 million in inventory write-downs, and $3.5 million in depreciation and amortization.  The net cash outflow in our net operating assets and liabilities was primarily due to a $20.1 million decrease in accounts payable, a $3.7 million decrease in prepaid expenses, a decrease in accounts receivable of $8.8 million, partially offset by a $3.6 million decrease in deferred revenue, an increase in other assets of $3.9 million, and an increase in income tax payable of $1.2 million.

For the year ended December 31, 2018, cash provided by operating activities was $3.9 million, primarily attributable to net income of $1.3 million and non-cash charges of $4.2 million, partially offset by a net cash outflow of $1.1 million from changes in our net operating assets and liabilities, and non-cash revenue of $0.5 million under our trade-in guarantee program. Non-cash charges primarily consisted of $1.8 million in depreciation and amortization, $1.0 million for the change in fair value of warrant liability, $1.0 million in interest expense, and $0.3 million in stock-based compensation. The net cash outflow in our net operating assets and liabilities was primarily due to an $8.1 million increase in accounts receivable, a $12.8 million increase in inventory, and a $4.1 million increase in prepaid expenses and other current assets, partially offset by a $16.0 million increase in accounts payable, a $7.4 million increase in accrued expenses, and a $0.4 million increase in income tax payable.

Cash flows from investing activities

For the year ended December 31, 2019, cash used in investing activities was $1.4 million, primarily attributable to purchases of property and equipment of $1.0 million and tooling development and purchases of software licenses of $0.4 million.

For the year ended December 31, 2018, cash used in investing activities was $2.5 million, attributable to tooling development and purchases of software licenses of $1.7 million and purchases of property and equipment of $0.8 million.

Cash flows from financing activities

For the year ended December 31, 2019, cash provided by financing activities was $33.1 million, primarily attributable to proceeds from issuance of common stock upon IPO, net of costs, of $36.8 million, proceeds from issuance of common stock, net of costs, of $1.6 million, proceeds from exercise of warrants, stock options and ESPP of $0.3 million, partially offset by the repayment of long-term debt of $3.7 million and taxes paid on net issuance of restricted stock award of $1.9 million.

For the year ended December 31, 2018, cash provided by financing activities was $10.2 million, attributable primarily to net proceeds from additional net borrowings under the B. Riley Convertible Note of $5.0 million, and net proceeds from a private equity financing of shares of our common stock for an aggregate of $8.3 million in November and December 2018, partially offset by the net repayment on our lines of credit of $2.9 million. In addition, during 2018, the borrowing capacity under our line of credit with EWB was increased from $6.0 million to $8.0 million.

Our consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal sources of liquidity as of December 31, 2019 consist of existing cash and cash equivalents totaling $11.3 million, which includes the impact of approximately $36.8 million in proceeds from our initial public offering of common stock that closed in May 2019. During the year ended December 31, 2019, we used approximately $33.5 million of cash for operating activities. Due to these conditions, along with reductions in our current revenue run rate, substantial doubt exists as to our ability to continue as a going concern for one year from the date our financial statements are available.  Our audited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

After evaluation of the aforementioned conditions, we believe our current resources, along with expected proceeds from forecasted billings, will provide sufficient funding for planned operations into the third quarter of 2020.  Our new management team is in the process of outlining a revised strategy for the Company and its forward-looking operations to address the ongoing business in light of our liquidity concerns.  If we cannot grow our revenue run-rate or enhance our operating model, we might be forced to make additional reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.  If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq.

Off-Balance Sheet Arrangements

As of December 31, 2019, and 2018, we had not entered into any off-balance sheet arrangements and did not have any holdings in variable interest entities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. We expect this to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. In preparing our consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements

While our significant accounting policies are more fully described in the Note 1 to our consolidated financial statements appearing elsewhere in this prospectus, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue Recognition

The Company adopted the requirements of Accounting Standards Codification (“ASC”) 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2019, using the modified retrospective method. Under the modified retrospective method, this guidance is applied to those contracts which were not completed as of January 1, 2019 and the prior period comparable financial information continues to be presented under the guidance of ASC 605, Revenue Recognition. Refer to New Accounting Pronouncements, Pronouncements adopted in 2019, for a discussion of the effect of the adoption of Topic 606.

Under Topic 606, revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for its arrangements, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 2, Revenue Recognition, for additional information.

Revenues from the sale of our mobile phones and accessories is recognized when all of the following conditions per Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC 605, are met: (i) there is persuasive evidence of an arrangement; (ii) the product has been delivered to the customer; (iii) the collection of the fees is reasonably assured; and (iv) the amount of fees to be paid by the customer is fixed or determinable. Terms of product sales are generally FOB destination. Revenue recognition also incorporates allowances for discounts, price protection, returns and customer incentives that can be reasonably estimated.

The Company recognizes revenue primarily from the sale of products, including our mobile phones and accessories. The Company also recognizes revenue from other contractual arrangements that may include a combination of products and Non-Recurring Engineering (“NRE”) services or from the provision of solely NRE services.

Revenue recognition incorporates discounts, price protection and customer incentives. In addition to cooperative marketing and other incentive programs, the Company has arrangements with some distributors, which allow for price protection and limited rights of return, generally through stock rotation programs. Under the price protection programs, the Company gives distributors credits for the difference between the original price paid and the Company’s then current price. Under the stock rotation programs, certain distributors are able to exchange certain products based on the number of qualified purchases made during the period.

Stock-Based Compensation

We account for stock-based payments at fair value. The fair value of stock options is measured using the Black-Scholes option-pricing model. For share-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for stock-based compensation awards is the date of grant and the expense is recognized on a straight-line basis, over the vesting period. We account for forfeitures as they occur. The fair value of each stock option grant is determined using the methods and assumptions discussed below (see “—Fair Value of Common Stock”). Each of these inputs is subjective and generally requires significant judgment and estimation by management.

•

Expected term. The expected term represents the period that stock-based awards are expected to be outstanding. Our historical share option exercise information is limited due to a lack of sufficient data points and does not provide a reasonable basis upon which to estimate an expected term. The expected term for option grants is therefore determined using the simplified method. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.

•

Expected volatility. The expected volatility is derived from the historical stock volatilities of comparable peer public companies within our industry that are considered to be comparable to our business over a period equivalent to the expected term of the stock-based awards, since there has been no trading history of our common stock. Given the absence of a public trading market for our common stock, our board of directors exercised their judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including valuations performed by an independent third party, developments in our operations, sales of preferred stock, the prices, rights, preferences and privileges of our preferred stock relative to the common stock, actual operating results and financial performance and capital resources, the conditions in the our industry and the economy and capital markets in general, the stock price performance and volatility of comparable public companies, the likelihood of achieving a liquidity event for shares of our common stock underlying these stock options, such as an initial public offering or sale of our company, and the lack of liquidity of our common stock, among other factors. After the closing of this offering, our board of directors will determine the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of the grant. Our board of directors intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the grant date.

•

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.

•	Expected dividend yield. The expected dividend yield is zero as we have not paid nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Fair Value of Common Stock

Historically, for all periods prior to this initial public offering, the fair values of the shares of our common stock underlying our share-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, valuations of our common stock prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The fair value of our common stock was estimated by first estimating our aggregate implied equity value using a weighting of discounted cash flows method (income approach) and comparable public companies method (market approach). Prior to the conversion of all of our outstanding preferred stock into common stock, an option pricing model, or OPM, was used to allocate the total equity value to the different classes of equity according to their rights and privileges. To apply the OPM, we estimated the expected time to liquidity, volatility and risk-free rate.

Given the absence of a public trading market for our common stock, our board of directors exercised their judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including valuations performed by an independent third party, developments in our operations, sales of preferred stock, the prices, rights, preferences and privileges of our preferred stock relative to the common stock, actual operating results and financial performance and capital resources, the conditions in the our industry and the economy and capital markets in general, the stock price performance and volatility of comparable public companies, the likelihood of achieving a liquidity event for shares of our common stock underlying these stock options, such as an initial public offering or sale of our company, and the lack of liquidity of our common stock, among other factors. After the closing of this offering, our board of directors will determine the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of the grant. Our board of directors intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the grant date.

Provision for Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. We may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves when it is more likely than not that an uncertain tax position will not be sustained upon examination by a taxing authority. Such estimates are subject to change.

Inventory Valuation

We report inventories at the lower of cost or net realizable value, in accordance with the adoption of Accounting Standards Update Codification 330, Inventory (Topic 330): Simplifying the Measurement of Inventory. Cost is determined using a first-in, first-out method, or FIFO, and includes materials, labor, shipping and manufacturing overhead related to the purchase and production of inventories. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.

Warranty Reserves

We provide standard warranty coverage on our accessories and devices for one and three years, respectively, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. We update this estimate periodically. The actual product performance and/or field expense profiles may differ, and in those cases we adjust warranty accruals accordingly.

Convertible Preferred Stock Warrant Liability

Prior to the November 2018 conversion of all our preferred stock into common stock, we accounted for our freestanding warrants to purchase shares of our convertible preferred stock as liabilities at fair value upon issuance primarily because the shares underlying the warrants contain contingent redemption features outside our control. The warrants were subject to re-measurement at each balance sheet date with any change in fair value being recognized as the change in fair value of warrant liability. Subsequent to this conversion, the remaining convertible preferred stock warrants became warrants to purchase common stock and the related liability was reclassified to additional paid-in capital, a component of stockholders’ equity (deficit).

Recently Issued and Adopted Accounting Pronouncements and Critical Accounting Policies and Estimates

See “Note 1 – The Company and Its Significant Accounting Policies” of “Notes to the Consolidated Financial Statements” under the caption Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rates risk

We had cash and cash equivalents totaling $11.3 million and $13.0 million as of December 31, 2019 and December 31, 2018, respectively. We had no short-term investments as of December 31, 2019 and December 31, 2018.  Our cash and cash equivalents consist of cash in bank accounts and money market funds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the nature of our cash and cash equivalents, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Sonim, the supplementary data and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – At December 31, 2019 and 2018

Consolidated Statements of Operations – Years Ended December 31, 2019 and 2018

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) – Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows – Years Ended December 31, 2019 and 2018

Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15I. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report on Form 10‑K, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. With respect to the year ended December 31, 2019, we identified two material weaknesses in our internal controls over financial reporting related to the design and implementation of our IT general controls including elevated (administrator) access to financial reporting systems and subsystems and accounting for fulfillment costs in connection with adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2019, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting: This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this report.  We will file our definitive proxy statement for our Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled “Proposal 1 – Election and Ratification of Directors” and “Delinquent Section 16(a)Reports,” respectively, in the Proxy Statement. For information regarding our Audit/Compliance Committee and our Audit/Compliance Committee’s financial expert, we direct you to the section entitled “Information about the Board of Directors and Corporate Governance – Committees of the Board – Audit/Compliance Committee” in the Proxy Statement. For information regarding our Code of Conduct, we direct you to the section entitled “Information about the Board of Directors and Corporate Governance – Code of Conduct” in the Proxy Statement. Information regarding our executive officers is contained in the section entitled “Executive Officers of the Registrant,” in Part I, Item I of this report. This information is incorporated herein by reference.

Item 11. Executive Compensation.

For information regarding our Executive Compensation, we direct you to the section captioned “Executive and Director Compensation and Other Matters” in the Proxy Statement. This information is incorporated herein by reference

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is located in the sections captioned “Stock Ownership of Certain Beneficial Owners Management” and “Equity Compensation Plan Information” in the Proxy Statement. This information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

You will find this information in the sections captioned “Transactions with Related Persons” and “Information about the Board of Directors and Corporate Governance – Director Independence” in the Proxy Statement. This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

You will find this information in the section captioned “Independent Registered Public Accountants – Principal Accountant Fees and Services” in the Proxy Statement. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.
3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.4	Amended and Restated Bylaws of the Registrant.	S-1	001-38907	3.4	April 15, 2019

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

4.2	Amended and Restated Investor Rights Agreement, by and between the Registrant and the investors listed on Exhibit A thereto, dated November 21, 2012, as amended.	S-1	333-230887	4.2	April 15, 2019

4.3	Securities Purchase Agreement, by and between the Registrant and the purchasers listed on Exhibit A thereto, dated November 2, 2018	S-1	333-230887	4.3	April 15, 2019

4.4*	Description of the Registrant’s Securities				*

10.1	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019

10.2	2019 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-230887	10.2	April 29, 2019

10.3	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019

10.4	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-230887	10.4	April 15, 2019

10.7	Employment Agreement, by and between the Registrant and Charles Becher, dated February 7, 2019.	S-1	333-230887	10.7	April 15, 2019

10.8	Office Lease Agreement, by and between the Registrant and BCSP Crossroads Property LLC, dated May 25, 2006, as amended.	S-1	333-230887	10.8	April 15, 2019

10.9	English language summary of Shenzhen Warehouse Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated February 14, 2016, as amended	S-1/A	333-230887	10.9	April 29, 2019

10.10	English language summary of Shenzhen Plant Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated April 10, 2016, as amended.	S-1/A	333-230887	10.10	April 29, 2019

10.11+	Amended and Restated Global Patent License Agreement, by and between Telefonaktiebolaget LM Ericsson (Publ) and the Registrant, effective as of January 1, 2017.	S-1	333-230887	10.11	April 15, 2019

10.12	Patent License Agreement, by and between Nokia Corporation and the Registrant, effective as of September 23, 2008, as amended.	S-1/A	333-230887	10.12	April 29, 2019

10.13	English language summary of Shenzhen Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated August 28, 2018.	S-1/A	333-230887	10.13	April 29, 2019

10.14	English language summary of Shenzhen Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated January 15, 2019.	S-1/A	333-230887	10.14	April 29, 2019

10.15	Separation Agreement by and between the Registrant and James Walker dated September 9, 2019.	10-Q	001-38907	10.1	November 12, 2019

10.16	Employment Agreement by and between the Registrant and Robert Tirva, dated September 9, 2019.	10-Q	001-38907	10.2	November 12, 2019

10.17*	Transition and Separation Agreement by and between the Registrant and Robert Plaschke, dated October 29, 2019.				*

10.18*	Employment Agreement by and between the Registrant and Thomas Wilkinson, dated October 29, 2019.				*

10.19*	Transaction Bonus Plan.				*

10.20*	Subordinated Term Loan and Security Agreement between B. Riley Principal Investments, LLC and the Registrant dated October 23, 2017.				*

10.21*	First Amendment to the Subordinated Term Loan and Security Agreement between B. Riley Principal Investments, LLC and the Registrant dated March 30, 2018.				*

10.22*	Amended and Restated Subordinated Secured Convertible Promissory Note dated April 9, 2018				*

21.1*	Subsidiaries of the Registrant.				*

23.1 *	Consent of Independent Registered Public Accounting Firm.				*

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				*

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Compensatory plan or management contract
+

Portion of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

++	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonim Technologies, Inc.

Date March 27, 2020	By:	/s/ Robert Tirva
Robert Tirva
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints THOMAS W. WILKINSON and ROBERT TIRVA and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas W. Wilkinson	Principal Executive Officer	March 27, 2020
Thomas W. Wilkinson, Chief Executive Officer

/s/ Robert Tirva	Principal Financial and Accounting Officer	March 27, 2020
Robert Tirva, Chief Financial Officer

/s/ John Kneuer	Director and Chairman of the Board of Directors	March 27, 2020
John Kneuer

/s/ Alan Howe	Director	March 27, 2020
Alan Howe

/s/ Kenny Young	Director	March 27, 2020
Kenny Young

/s/ Susan G. Swenson	Director	March 27, 2020
Susan G. Swenson

/s/ Maurice Hochschild	Director	March 27, 2020
Maurice Hochschild

/s/ Jeffrey D. Johnson	Director	March 27, 2020
Jeffrey D. Johnson

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of directors of Sonim Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonim Technologies, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and its need for additional capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in the year ended December 31, 2019 due to the adoption of Accounting Standards Codification Topic No. 606, Revenue Recognition.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Moss Adams LLP

Campbell, CA

March 27, 2020

We have served as the Company’s auditor since 2013.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 and DECEMBER 31, 2018

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	2019	2018
Assets
Cash and cash equivalents	$11,298	$13,049
Accounts receivable, net	10,082	18,877
Inventory	19,531	21,831
Prepaid expenses and other current assets	6,430	10,111
Total current assets	47,341	63,868
Property and equipment, net	1,442	1,071
Other assets	6,676	2,406
Total assets	$55,459	$67,345
Liabilities and stockholders’ equity
Current portion of long-term debt	$9,821	$301
Accounts payable	7,234	27,295
Accrued expenses	10,265	16,381
Deferred revenue	291	4,223
Total current liabilities	27,611	48,200
Income tax payable	1,961	807
Long-term debt, less current portion	362	13,209
Total liabilities	29,934	62,216
Commitments and contingencies (Note 10)
Common stock, $0.001 par value per share; 100,000,000 shares authorized: 20,437,235 shares issued and outstanding at December 31, 2019; 100,000,000 shares authorized; 15,591,357 shares issued and outstanding at December 31, 2018	20	15
Preferred Stock, $0.001 par value per share; 5,000,000 shares authorized	—	—
Additional paid-in capital	191,751	148,641
Accumulated deficit	(166,246)	(143,527)
Total stockholders’ equity	25,525	5,129
Total liabilities and stockholders’ equity	$55,459	$67,345

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2019 and 2018

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

.	2019	2018
Net revenues	$116,251	$135,665
Cost of revenues	81,742	87,576
Gross profit	34,509	48,089
Operating expenses:
Research and development	26,064	23,247
Sales and marketing	13,908	12,228
General and administrative	16,182	7,220
Restructuring costs	736	—
Total operating expenses	56,890	42,695
Income (loss) from operations	(22,381)	5,394
Interest expense	(1,522)	(1,828)
Change in fair value of warrant liability	—	(970)
Other expense, net	(543)	(565)
Income (loss) before income taxes	(24,446)	2,031
Income tax expense	(1,388)	(754)
Net income (loss)	(25,834)	1,277
Dividends on Series A, Series A-1 and Series A-2 preferred stock	—	(10,152)
Net loss attributable to common stockholders	$(25,834)	$(8,875)
Net loss per share attributable to common stockholders, basic and diluted	$(1.39)	$(2.57)
Weighted–average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,603,582	3,447,283

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2019 and 2018

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Series A		Series A-1		Series A-2		Series B
	convertible		convertible		convertible		convertible				Additional		Total
	preferred stock		preferred stock		preferred stock		preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at January 1, 2018	7,471,765	$44,564	1,586,024	$4,487	1,183,703	$9,733	1,665,291	$21,613	1,027,113	$1	$54,892	$(144,804)	$(89,911)
Exercise of warrants	310,676	47	—	—	—	—	—	—	—	—	—	—	—
2018 dividends declared and paid on Series A, Series A-1, and Series A-2 convertible preferred Stock	944,694	9,380	66,255	622	49,456	150	—	—	—	—	(10,152)	—	(10,152)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	15,475	—	17	—	17
Reclassification of warrants from liability to preferred stock upon exercise	—	2,951	—	—	—	—	—	—	—	—	—	—	—
Recapitalization of Series A, Series A-1, Series A-2, and Series B convertible preferred stock into common stock	(8,727,135)	(56,942)	(1,652,279)	(5,109)	(1,233,159)	(9,883)	(1,665,291)	(21,613)	13,277,864	13	93,534	—	93,547
Reclassification of warrant from liability to equity upon conversion and elimination of preferred stock	—	—	—	—	—	—	—	—	—	—	1,804	—	1,804
Issuance of common stock, net of issuance costs of $831	—	—	—	—	—	—	—	—	1,270,905	1	8,294	—	8,295
Employee and nonemployee stock-based compensation	—	—	—	—	—	—	—		—	—	252		252
Net income	—	—	—	—	—	—	—		—	—	—	1,277	1,277
Balance at December 31, 2018	—	—	—	—	—	—	—	—	15,591,357	15	148,641	(143,527)	5,129
Beginning balance adjustment – Impact of ASC 606	—	—	—	—	—	—	—	—	—	—	—	3,115	3,115
Issuance of common stock, net of issuance costs of $30	—	—	—	—	—	—	—	—	228,294	1	1,603	—	1,604
Issuance of common stock, with IPO net of issuance costs of $8,000	—	—	—	—	—	—	—	—	4,297,901	4	36,846	—	36,850
Issuance of common stock upon ESPP purchase	—	—	—	—	—	—	—	—	68,606	—	146	—	146
Exercise of stock options	—	—	—	—	—	—	—	—	95,739	—	81	—	81
Exercise of warrants	—	—	—	—	—	—	—	—	155,338	—	23	—	23
Taxes paid on net issuance of restricted stock award	—	—	—	—	—	—	—	—	—	—	(1,897)	—	(1,897)
Employee and nonemployee stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,308	—	6,308
Net loss	—	—	—	—	—	—	—	—	—	—	—	(25,834)	(25,834)
Balance at December 31, 2019	—	$-	—	$-	—	$-	—	$-	20,437,235	$20	$191,751	$(166,246)	$25,525

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019 and 2018

(IN THOUSANDS)

	2019	2018
Cash flows from operating activities:
Net income (loss)	$(25,834)	$1,277
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,525	1,850
Stock-based compensation	6,308	252
Trade-in guarantee	(268)	(537)
Inventory write-downs	3,109	—
Warrant revaluation	—	970
Noncash interest expense	367	1,031
Deferred income taxes	109	140
Provision for doubtful accounts	45	5
Changes in operating assets and liabilities:
Accounts receivable	8,749	(8,065)
Inventory	(809)	(12,847)
Prepaid expenses and other current assets	3,681	(4,127)
Other assets	(3,803)	(42)
Accounts payable	(20,075)	16,049
Accrued expenses	(6,117)	7,408
Deferred revenue	(3,664)	82
Income tax payable	1,154	415
Net cash provided by (used in) operating activities	(33,523)	3,861
Cash flows from investing activities:
Purchase of property and equipment	(992)	(787)
Development of tooling and purchased software licenses	(364)	(1,758)
Net cash used in investing activities	(1,356)	(2,545)
Cash flows from financing activities:
Proceeds on line of credit	5,614	72,135
Repayment on line of credit	(5,614)	(75,050)
Proceeds from issuance of common stock, net of costs	1,604	8,295
Cost associated with amendments to credit agreements	—	(69)
Proceeds from issuance of common stock upon IPO, net of costs	36,864	—
Taxes paid on net issuance of restricted stock award	(1,897)	—
Proceeds from exercise of warrants	23	47
Proceeds from exercise of stock options	81	17
Proceeds from ESPP	146	—
Proceeds from borrowings on long-term debt	—	4,992
Repayment of long-term debt	(3,693)	(215)
Net cash provided by financing activities	33,128	10,152
Net increase (decrease) in cash and cash equivalents	(1,751)	11,468
Cash and cash equivalents at beginning of the year	13,049	1,581
Cash and cash equivalents at end of the year	$11,298	$13,049
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,043	$546
Cash paid for income taxes	273	259
Non-cash investing and financing activities:
Other assets included in accounts payable	—	40
IPO issuance costs included in accounts payable	14	—
Payment of dividends in shares of convertible preferred stock	—	10,152
Conversion of preferred stock to common stock	—	93,547
Reclassification of warrant (liability to preferred stock) upon exercise of preferred stock	—	2,951
Reclassification of warrant (liability to additional paid-in capital) upon conversion and elimination of preferred stock	—	1,804

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Per Share Amounts)

NOTE 1 —The Company and its significant accounting policies

Description of Business —Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999 and is headquartered in Austin, Texas. The Company is a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles.

Liquidity and Ability to Continue as a Going Concern – Our consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal sources of liquidity as of December 31, 2019 consist of existing cash and cash equivalents totaling approximately $11,298, which includes the impact of approximately $36,850 in proceeds from our initial public offering of common stock that closed in May 2019. During 2019, we used approximately $33,523 of cash and investments for operating activities. After evaluation of the aforementioned conditions, we believe our current resources, along with expected proceeds from forecasted billings, will provide sufficient funding for planned operations into the third quarter of 2020 and potentially through the end of the year.  Due to these conditions, along with reductions in our current revenue run-rate, substantial doubt exists as to our ability to continue as a going concern for one year from the date the consolidated financial statements are available.  Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq.  If we cannot grow our revenue run-rate or raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.

Financial Statement Presentation—The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial information.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Sonim Technologies. Inc. and its wholly owned foreign subsidiaries, Sonim Technologies Spain SL, Sonim Technologies India Private Limited, Sonim Technologies (Shenzhen) Limited, Sonim Technologies (Hong Kong) Limited, Sonim Technologies (Canada), Inc and Sonim Communications India Private Limited (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

Additional Sonim Subsidiary – On August 21, 2019, Sonim Technologies (Canada), Inc. was incorporated, a fully owned subsidiary of the Company, to aide with sales and post sales services.  During the year ended December 31, 2019, immaterial fees were incurred in the set-up of the subsidiary and the Company did not record any intercompany transactions.

Estimates —The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, but are not limited to, estimates related to revenue recognition; valuation assumptions regarding the determination of the fair value of common stock, as well as stock options and warrants; the useful lives of our long-lived assets; product warranties; loss contingencies; and the recognition and measurement of income tax assets and liabilities, including uncertain tax positions; The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Reverse Stock Split – In November 2018, the Company’s stockholders approved a one-for-fifteen reverse stock split of its common and convertible preferred stock, which was effective on November 2, 2018.  The par value of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock split.  Accordingly, all share and per share amounts for the period presented in the consolidated financial statements and notes thereto have been adjusted retrospectively to reflect this reverse stock split.

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits at December 31, 2019 and 2018. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $52 and $11 at December 31, 2019 and 2018, respectively, and recognized $45 and $5 in bad debt expense during the years ended December 31, 2019 and 2018, respectively.

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

Cash and Cash Equivalents—The company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents. As of December 31, 2019, and 2018, cash and cash equivalents consist of cash deposited with banks and money market funds. Included in the Company’s cash and cash equivalents are amounts held by foreign subsidiaries. The Company had $733 and $884 of foreign cash and cash equivalents included in the Company’s cash positions at December 31, 2019 and 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable consist primarily of amounts due from customers in the course of normal business activities. Collateral on trade accounts receivable is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on our assessment of known delinquent accounts. Accounts are written off against the allowance account when they are determined to be no longer collectible.

Inventory—The Company reports inventories at the lower of cost or net realizable value. Cost is determined using a first-in, first-out method (“FIFO”) and includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.

The Company periodically reviews its inventory for potential slow-moving or obsolete items and writes down specific items to net realizable value, as appropriate. The Company writes down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions, and changes in strategic direction, and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Any write-down of inventory to the lower of cost or net realizable value creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. The cost for molds and tooling used in the Company’s manufacturing processes are capitalized and included in equipment. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, generally 24 to 36 months. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.

Non-recurring Engineering (“NRE”) Tooling and Purchased Software Licenses—Third-party design services relating to the design of tooling materials and purchased software licenses used in the manufacturing process are capitalized and included in other assets within the consolidated balance sheets. During the years ended December 31, 2019 and 2018, amortization of NRE tooling and NRE software costs approximating $2,904 and $1,410 were charged to cost of revenues. The related net book value is $630 and $1,686, respectively, as of December 31, 2019 and 2018.  In addition, as of December 31, 2019 Other Assets includes $4,524 of deferred NRE costs representing costs to fulfill contracts pursuant to Accounting Standards Update (“ASU”) 2014-09 in conjunction with 606, Revenue from Contracts with Customers (Topic 606) as discussed below.

Long-lived Assets—The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such impairments have been identified to date.

Revenue Recognition — The Company adopted the requirements of Accounting Standards Codification (“ASC”) 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2019, using the modified retrospective method. Under the modified retrospective method, this guidance is applied to those contracts which were not completed as of January 1, 2019 and the prior period comparable financial information continues to be presented under the guidance of ASC 605, Revenue Recognition. Refer to New Accounting Pronouncements, Pronouncements adopted in 2019, for a discussion of the effect of the adoption of Topic 606.

The Company recognizes revenue primarily from the sale of products, including our mobile phones and accessories. The Company also recognizes revenue from other contractual arrangements that may include a combination of products and Non-Recurring Engineering (“NRE”) services or from the provision of solely NRE services.

Revenue recognition incorporates discounts, price protection and customer incentives. In addition to cooperative marketing and other incentive programs, the Company has arrangements with some distributors, which allow for price protection and limited rights of return, generally through stock rotation programs. Under the price protection programs, the Company gives distributors credits for the difference between the original price paid and the Company’s then current price. Under the stock rotation programs, certain distributors are able to exchange certain products based on the number of qualified purchases made during the period.

The Company’s handsets typically require a technical approval process. This process entails design and configuration activities required to conform the Company’s devices to a wireless carrier customer’s specific network requirements. Each wireless carrier defines its own specific functional requirements and certification process in order for the product to be ready for manufacture. While the technical approval process does involve some level of customization, in addition to design and configuration, the Company does not charge separately and is not reimbursed for these activities to the extent that they do not involve significant customization and does not incur these costs in advance of entering into binding agreements with its wireless carrier customers. Such technical approval is obtained prior to shipment.

Revenue Recognition under ASC 606, Revenue from Contracts with Customers —Under Topic 606, revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for its arrangements, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 2, Revenue Recognition, for additional information.

Revenue Recognition under ASC 605, Revenue Recognition— During 2018, revenues from the sale of our mobile phones and accessories was recognized when all of the following conditions were met per ASC Topic 605, Revenue Recognition (“ASC 605”): (i) there was persuasive evidence of an arrangement; (ii) the product had been delivered to the customer; (iii) the collection of the fees was reasonably assured; and (iv) the amount of fees to be paid by the customer was fixed or determinable.  Costs associated with the design and development activities for technical approval were expensed as incurred. The Company monitored its cooperative marketing and other incentive programs and recorded a provision, at the time of sale, for future payments or credits granted as a reduction of revenue based on historical experience and revenue was reduced by the allowances offered to customers.

In addition, when revenue arrangements involved multiple elements, each element, referred to as a deliverable, was evaluated to determine whether it represented a separate unit of accounting in accordance with ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. Generally, we accounted for a deliverable separately if the delivered item had stand-alone value to the customer and delivery or performance of the undelivered item or service is probable and substantially in our control. When separate units of accounting were determined, arrangement consideration was allocated at the inception of the arrangement, based on each unit’s relative selling price, and recognized based on the method most appropriate for that unit. When an arrangement included NRE services which involved significant production, modification or customization of the product software that was essential to the functionality of the hardware, revenues were recognized according to the milestone method in accordance with the provisions of ASC Topic 605-35, Construction-Type and Production- Type Contract. Under this method, we recognize revenues from milestone payments when: (i) the milestone event was substantive and its achievability was not reasonably assured at the inception of the agreement, and (i) we did not have ongoing performance requirements related to the achievement of the milestone earned. Milestone payments were considered substantive if all of the following conditions were met: the milestone payment (i) was commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) related solely to past performance, and (iii) was reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. If a milestone is deemed non-substantive, we deferred, if applicable, and recognized such non-substantive milestones over the estimated period of performance applicable to each agreement on a straight-line basis, as appropriate.

Revenue recognized during the year ended December 31, 2018, included revenue recognized from two customers that were related to milestones achieved, and which totaled $4,168. The summary of revenue from these two customers was as follows:

December 31
2018
Customer A	$1,067
Customer B	3,101
Total revenues	$4,168

The Company’s agreement with these customers entitled it to additional payments upon the achievement of certain milestones, however there were no payments as of December 31, 2018, related to product design and development, and achievement of regulatory and industry specific certifications. If a milestone is deemed to be substantive, the Company is permitted to recognize revenue related to the milestone payment in its entirety. In the event, milestones are deemed non-substantive, the Company recognizes, and defers if applicable, payments for the achievement of such non-substantive milestones over the estimated period of performance applicable to each agreement on a straight-line basis, as appropriate.

Cost of Revenues—Cost of revenues includes direct and indirect costs associated with the manufacture of the Company’s products as well as with the performance of NRE services in connection with significant design modification and customization. Direct costs include material and labor, royalty, depreciation and amortization while indirect costs include other labor and overhead costs incurred in manufacturing the product.

Advertising—The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2019 and 2018 were approximately $35 and $27, respectively.

Shipping and Handling Costs—When the Company bills customers for shipping and handling it includes such amounts as part of revenue. Costs incurred for shipping and handling are recorded in cost of revenues.

Deferred Revenues—Deferred revenues represents the amount that is allocated to undelivered elements in multiple element arrangements. We limit the revenue recognized to the amount that is not contingent on the future delivery of products or services or meeting other specified performance conditions.

Research and Development—Research and development expenses consist of compensation costs, employee benefits, subcontractors, research supplies, allocated facility related expenses and allocated depreciation and amortization. Research and development expenses include costs incurred for the design and configuration activities of new products to conform to the specific functional requirements of the Company’s wireless carrier customers necessary to prepare the product for manufacture. The company determines the NRE technical approval costs and NRE field test costs are contract fulfillment costs and recognizes the associated NRE asset as these costs are incurred.  The Company tracked the NRE asset by product and customer then amortized the NRE assets over a period of 4 years, which is management’s estimated average product life for each model phone, starting the date of the first significant sales.  This is a change in accounting under ASC 340-40.

Stock Warrants—Freestanding warrants related to shares that could be subject to a deemed liquidation event under the circumstances described in Note 6 are accounted for in accordance with ASC 480, Distinguishing Liabilities from Equity Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“ASC 480”). Freestanding warrants that are related to the Company’s convertible preferred stock are classified as liabilities on the consolidated balance sheets and are subject to remeasurement at each balance sheet date, with the change in fair value being recognized as a component of other income (expense) until the earlier of: (i) the exercise or expiration of the warrants, (ii) an equity recapitalization event that would result in the warrant agreement being classified as part of stockholders’ equity or (iii) the completion of a liquidation event, including the completion of an initial public offering (“IPO”). On August 30, 2018, a portion of the convertible preferred stock warrants were exercised (See Note 7). Further, on November 1, 2018, the Company converted all outstanding shares of convertible preferred stock into shares of common stock, at which time the remaining convertible preferred stock warrants were converted into warrants to purchase common stock and the related liability was reclassified to permanent equity, specifically to additional paid-in capital.

Stock-Based Compensation—The Company measures equity classified stock-based awards granted to employees and directors based on the estimated fair value on the date of grant and recognizes compensation expense of those awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. For awards subject to performance conditions, the Company evaluates the probability of achieving each performance condition at each reporting date and begins to recognize expense over the requisite service period when it is deemed probable that a performance condition will be met using the accelerated attribution method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, which is described more fully in Note 8. The fair value of each restricted stock award is measured as the fair value per share of the Company’s common stock on the date of grant.

Compensation expense related to share-based awards issued to nonemployees is recognized as the awards vest. At each reporting date, the Company revalues the fair value of the award, also using the Black-Scholes option pricing model, and expense related to the unvested portion of such nonemployee awards. As a result, compensation expense related to the unvested share-based awards issued to nonemployees fluctuates as the fair value of the Company’s common stock fluctuates.

Warranty—The Company provides standard warranty coverage on its accessories and handsets for one and three years, respectively, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to cost of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses.

Utilizing actual service records, the Company calculates the average service hours and parts expense per system to determine the estimated warranty charge. The Company updates these estimated charges periodically. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts warranty accruals accordingly.

From time to time, the Company ships mobile devices to its customers as seed stock. The seed stock represents extra units of mobile devices beyond the original mobile devices ordered by the customer and are primarily used to facilitate warranty coverage of mobile devices received by our customers from their direct customers, which is described in Note 4.

Trade-in Guarantee—The Company has provided certain end customers, who purchase a particular device during a defined promotional period, the right to trade-in their original device for a newer model at no additional cost, however, only for a subsequent and defined period of time. The Company accounts for this trade-in right as a guarantee liability and recognizes product revenue net of the fair value of such right, with subsequent changes to the guarantee liability recognized within revenue on a straight-line basis as the trade-in right expires. The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of a customer upgrading to a new device and the value of the upgraded device. As of December 31, 2019, and 2018, the guarantee liability related to this trade-in was zero and $268, respectively, and is reflected in deferred revenue on the consolidated balance sheets. The trade-in period began July 1, 2018 and ended April 1, 2019. Revenue recognized in 2019 and 2018 approximated $268 and $537, respectively.

Comprehensive Income or Loss—The Company had no items of comprehensive income or loss other than net income (loss) for the years ended December 31, 2019 and 2018. Therefore, a separate statement of comprehensive income (loss) has not been included in the accompanying consolidated financial statements.

Foreign currency translation—The Company uses the U.S. dollar as its functional currency for its significant subsidiaries. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for property, plant and equipment, and related depreciation and amortization, which are translated at the historical exchange rates. Expenses are translated at average exchange rates in effect during each period. Foreign assets held directly by the Company include certain accounts receivable balances and bank accounts which are translated in the U.S. dollar at the end-of-period exchange rates. During the years ended December 31, 2019 and 2018, the Company had approximately $543 and $549, respectively, in net foreign currency transactions losses, which are included in other expense, net on the consolidated statement of operations.

Sales taxes—Sales and value added taxes are accounted for on a net basis and collected from customers and remitted to governmental authorities are not included in revenue.

Income taxes—The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is more likely than not that an uncertain tax position will not be sustained upon examination by a taxing authority. Such estimates are subject to change. See Note 9, “Income Taxes”.

Net Loss per Share Attributable to Common Shareholders—The Company follows the two-class method when computing net income per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted- average number of shares of common stock outstanding during the period. For the years ended December 31, 2019 and 2018, for purposes of the calculation of diluted net loss per share, convertible preferred stock, warrants to purchase stock, unvested restricted stock units and stock options to purchase common stock are considered potentially dilutive securities but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. As a result, diluted net loss per common share is the same as the basic net loss per share for the periods presented.

The computation of net income (loss) available to common stockholders is computed by deducting the dividends declared and cumulative dividends, whether or, not declared, in the period on preferred stock (whether or not paid) from the reported net income (loss). For the year ended December 31, 2019, there were no cumulative dividends and no impact, whereas for the year ended December 31, 2018, the deduction of dividends resulted in the 2018 net income being reduced to a net loss available to common stockholders for purposes of the computations of earnings per share.

The Company’s convertible preferred stock outstanding as of December 31, 2017 and through November 1, 2018, the date prior to the conversion of all preferred stock, contractually entitle the holders of such stock to participate in dividends but do not contractually require the holders of such stock to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common stockholders, since dilutive common stock are not assumed to have been issued if their effect is antidilutive.

Restructuring and Reduction in Force – In September 2019, the Board of Directors (the “Board”) approved, and management commenced and completed, a restructuring plan to reduce operating costs and better align its workforce with the needs of its business.  Under the plan, the Company reduced its workforce by 16 employees.  Affected employees are eligible to receive severance and COBRA reimbursement payments.  In connection with the restructuring, the Company incurred $747 in aggregate restructuring charges related to one-time termination severance payments and other employee-related costs. During the second half of 2019, $209 of related restructuring charges were paid, with the remaining $527 to be paid by the second quarter of 2020.  The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

Departure of Certain Officers and Appointment of Certain Officers — On October 29, 2019, the Company and Mr. Robert Plaschke agreed that Mr. Plaschke will cease serving as the Company’s Chief Executive Officer.  In connection with Mr. Plaschke’s transition, the Company entered into a Transition and Separation Agreement with Mr. Plaschke pursuant to which he will serve as a Senior Advisor to the Board until April 30, 2020, at which time he is eligible for a bonus of three-to-six months of his annual salary to be determined by the Company’s Board.

On October 29, 2019, the Company entered into an employment agreement with Thomas W. Wilkinson, which governs the terms of Mr. Wilkinson’s employment as the Company’s Chief Executive Officer and member of the board.

On September 9, 2019, the Company and Mr. James Walker determined that Mr. Walker would cease serving as the Company’s Chief Financial Officer.  Mr. Walker was deemed eligible to receive certain severance benefits following his last day of employment pursuant to, and subject to the conditions set forth in his existing agreements with the Company, all of which have been previously publicly disclosed, as well as extension of his post-separation option exercise period to January 17, 2020.

On September 10, 2019, the Company entered into an employment agreement with Robert Tirva, which was amended on December 18, 2019, which governs the terms of Mr. Tirva’s employment as the Company’s Chief Financial Officer.  In this role, Mr. Tirva will serve as the Company’s principal financial officer and principal accounting officer.

Initial Public Offering (“IPO”) —On May 14, 2019, the Company closed an initial public offering (“IPO’) in which the Company sold 3,571,429 shares of its common stock, at a price to the public of $11.00 per share. On May 22, 2019, the Company sold an additional 505,714 shares of common stock, and our former Chief Executive Officer sold 30,000 shares of common stock, at a price to the public of $11.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares.  The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230887), which was declared effective by the SEC on May 9, 2019. The Company raised approximately $36,850 in net proceeds, after deducting underwriting discounts and commissions of $3,139 and offering expenses paid by us of approximately $4,861. Offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s IPO, are offset against proceeds from the IPO within stockholders’ equity. As of December 31, 2018, there was $63 of deferred offering costs within other non-current assets on the consolidated balance sheets. During the year ended December 31, 2019, $4,861 in deferred offering costs were incurred and charged to additional paid in capital.  Issuance costs totaling $14 were unpaid and charged to accounts payable/accrued expenses as of December 31, 2019.

New accounting pronouncements:

Pronouncements adopted in 2019:

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

As discussed above, the Company adopted Topic 606 under the modified retrospective method effective January 1, 2019.  The adoption of Topic 606 did not materially impact the Company’s timing and measurement of revenue recognition as compared to the prior Topic 605 guidance, however, resulted in a cumulative effect adjustment of $3,115, net of the associated income tax effect of $215, to reduce the opening accumulated deficit as of January 1, 2019 relating to the capitalization of certain non-recurring engineering costs that were incurred to fulfill contracts pursuant to Subtopic 340-40, Other Assets and Deferred Costs, which were previously expensed. In addition, the Company identified approximately $770 of deferred revenue as contract liabilities.

The guidance permitted two methods of adoption, the full retrospective method applying the standard to each prior reporting period presented, or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients at their discretion. We adopted the standard using the modified retrospective method with a cumulative adjustment and provided additional disclosures comparing results to previous U.S. GAAP in Note 2. We applied the new revenue standards only to contracts not completed as of the date of initial application, referred to as open contracts.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718). This ASU simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This ASU is effective for nonpublic business entities for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt this standard, resulting in no material impact to the consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). This ASU provides entities with the option to elect to reclassify the income tax effect of the Tax Cuts and Jobs Act on items within AOCI to retained earnings. This ASU is effective for all business entities for annual reporting periods beginning after December 15, 2018. The adoption of ASU 2018-02 did not have an impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2018 and requires a modified retrospective method of adoption. The adoption of ASU 2016-16 did not have an impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as amended, which affect various aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendment is effective for nonpublic business entities for annual periods beginning after December 15, 2018. The adoption of ASU 2016-01 did not have an impact on the Company’s consolidated financial statements.

Pronouncements not yet adopted:

In December 2019, the FASB issued ASU

No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance is effective for fiscal years beginning after December 31, 2021 with early adoption permitted. The Company has not yet started evaluating the potential impact of the new standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Changes to the Disclosure Requirements for Fair Value Measurement. The ASU eliminates certain disclosure requirements for fair value measurements for all entities and modifies some disclosure requirements. This ASU is effective for nonpublic entities beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this new standard and the impact it will have on its presentation of the consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. The ASU amendments represent changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. Some amendments do not require transition guidance and are effective immediately. Amendments that require transition guidance have various effective dates. The amendments applicable to and effective for the Company’s 2018 fiscal year did not have a significant impact on the Company’s consolidated financial statements.   The Company has not yet determined the full effects of the remaining amendments within this ASU on its consolidated financial statements, however, many of the remaining amendments are not expected to be applicable to the Company.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for nonpublic business entities beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating this new standard and the impact it will have on its existing accounting policies or presentation of the consolidated statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a liability associated with obligations to make payments under the terms of the arrangement in addition to a right-of-use asset representing the lessee’s right to use, or control the use of the given asset assumed under the lease. The standard will be effective for nonpublic business entities for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating this new standard and the impact it will have on its consolidated financial statements, information technology systems, process, and internal controls.

NOTE 2 —Revenue recognition

The following reflect the changes in account balances as a result of the adoptions of ACS 606:

December 31, 2019
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Assets
Cash and cash equivalents	$11,298	$11,298	$—
Accounts receivable, net	10,082	10,082	—
Inventory	19,531	19,531	—
Prepaid expenses and other current assets	6,430	6,430	—
Total current assets	47,341	47,341	—
Property and equipment, net	1,442	1,442	—
Other assets	6,676	2,337	4,339
Total assets	$55,459	$51,120	$4,339
Liabilities and stockholders’ equity
Current portion of long-term debt	$9,821	$9,821	$—
Accounts payable	7,234	7,234	—
Accrued expenses	10,265	10,265	—
Deferred revenue	291	291	—
Total current liabilities	27,611	27,611	—
Income tax payable	1,961	1,931	30
Long-term debt, less current portion	362	362	—
Total liabilities	29,934	29,904	30
Commitments and contingencies
Common stock	20	20	—
Preferred Stock	—	—	—
Additional paid-in capital	191,751	191,751	—
Accumulated deficit	(166,246)	(170,555)	4,309
Total stockholders’ equity	25,525	21,216	4,309
Total liabilities and stockholders’ equity	$55,459	$51,120	$4,339

December 31, 2019
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Net revenues	$116,251	$116,251	$-
Cost of revenues	81,742	80,258	1,484
Gross profit	34,509	35,993	(1,484)
Operating expenses:
Research and development	26,064	28,742	(2,678)
Sales and marketing	13,908	13,908	—
General and administrative	16,182	16,182	—
Restructuring costs	736	736	—
Total operating expenses	56,890	59,568	(2,678)
Income (loss) from operations	(22,381)	(23,575)	1,194
Interest expense	(1,522)	(1,522)	-
Other expense, net	(543)	(543)	-
Income (loss) before income taxes	(24,446)	(25,640)	1,194
Income tax expense	(1,388)	(1,388)	-
Net income (loss)	(25,834)	(27,028)	1,194
Net loss attributable to common stockholders	$(25,834)	$(27,028)	$1,194
Net loss per share, basic and diluted	$(1.39)	$(1.45)	$0.06
Weighted–average shares used in computing net loss per share, basic and diluted	18,603,582	18,603,582

The Company recognizes revenue primarily from the sale of products, including our mobile phones and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the year ended December 31, 2019, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific model phones. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

Net revenue for an individual contract is recognized at the related transaction price, which is the amount the Company expects to be entitled to in exchange for transferring the goods and/or services. The transaction price for product sales is calculated as the product selling price net of variable consideration which may include estimates for marketing development funds, sales incentives, and price protection and stock rotation rights. The Company generally does not offer a right of return to its customers. Typically, variable consideration does not need to be constrained as estimates are based on specific contract terms. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur. The transaction price for a contract with multiple performance obligations is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices for products are determined based on the prices charged to customers, which are directly observable. Standalone selling price of the professional services are mostly based on time and materials. We determine our estimates of variable consideration based on historical collection experience with similar payor classes, aged accounts receivable by payor class, terms of payment agreements, correspondence from payors related to revenue audits or reviews, our historical settlement activity of audited and reviewed claims and current economic conditions using the portfolio approach. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods.

Revenue is then recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware is recognized at the time control of the product transfers to the customer. Revenue attributable to professional services is recognized at the time the Company has performed the professional services to the customer.

Disaggregation of revenue

The following table presents our Net revenue disaggregate by product category for the years ended:

	Year Ended December 31,
	2019	2018
	(in thousands)
Smartphones	$57,981	$89,379
Feature Phones	52,714	35,510
Accessories/Other	5,556	10,776
Total Revenue	$116,251	$135,665

Shipping and handling costs

The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

Contract costs

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred when the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses.

The costs associated with design and development non-recurring engineering activities for technical approval represent costs to fulfill a contract pursuant to ASC 340-40. Accordingly, the Company capitalizes these non-recurring engineering costs and amortizes such costs over the estimated period of time over which they are expected to be recovered, which is typically, the estimated life of a particular model phone.

As of January 1, 2019, the total costs to fulfill a contract which were deferred and capitalized upon adoption of ASC 606 totaled $3,330 and were recorded in Other Assets. As of December 31, 2019, the total costs to fulfill a contract were $4,524. The increase in the total capitalized costs to fulfill a contract is primarily associated with the Company’s introduction of its new XP8 model phone

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. As of December 31, 2019, the Company does not have a contract receivable balance.  Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the consolidated balance sheets. As of January1, 2019 and December 31, 2019, the contract liabilities were $770 and $291, respectively, with the contract liabilities as of December 31, 2019 expected to be recognized into revenue in FY 2020.

The following table is a rollforward of contract balances as of December 31, 2019:

Contractual
Liability
Balance at January 1, 2019	$770
Recognition of revenue	(481)
Addition of revenue	2
Balance at December 31, 2019	$291

NOTE 3 —Fair value measurement

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used for the years ended December 31, 2019 and 2018.

Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices.

The warrant liability was classified within level 3 of the fair value hierarchy because there was no active market for the warrant or for similar warrants. The fair value of the Series A and Series B warrants at September 30, 2018, and November 2, 2018, was estimated by first applying a weighting of the income approach and the market approach to determine the equity value of the Company. An Option-Pricing Method (“OPM”) was then used to allocate the total equity value of the Company to the different classes of equity according to their rights and preferences. As the Company was a private company at September 30, 2018 and November 2, 2018, the fair value measurement was based on significant inputs that are not observable in the market and thus represent Level 3 inputs. As of December 31, 2019, and December 31, 2018, as a result of the Company’s November 2018 stock conversion of preferred shares into common shares, all Series A and Series B warrants outstanding are now exercisable into common stock and are no longer required to be remeasured at fair value on a recurring basis.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$9,250	$—	$—	$9,250

Liabilities:
Trade-in Guarantee**	$—	$—	$—	$—

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$11,006	$—	$—	$11,006

Liabilities:
Trade-in Guarantee**	$—	$—	$268	$268

*	Included in cash and cash equivalents on the consolidated balance sheets.
**	Included in deferred revenue on the consolidated balance sheets.

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the years ended December 31, 2019 and 2018:

	Warrant	Trade-In
	Liability	Guarantee
Balance at January 1, 2019	$—	$268
Recognition of revenue	—	(268)
Balance at December 31, 2019	$—	$—

Balance at January 1, 2018	$3,785	$805
Recognition of revenue	—	(537)
Change in fair value	970	—
Exercised and reclassified to equity	(1,804)	—
Conversion of preferred stock to common stock and reclassified to equity	(2,951)
Balance at December 31, 2018	$—	$268

NOTE 4 —Significant Balance Sheet Components

Inventory consisted of the following:

	December 31
	2019	2018
Devices – for resale	$13,559	$11,319
Raw materials	4,522	8,826
Accessories	1,450	1,686
	$19,531	$21,831

During the year ended December 31, 2019, the Company recorded a one-time inventory reserve adjustment of $3.1 million as a result of aging materials and finished goods and accrued a loss of $0.7 million of purchase commitments in connection with end of life products.

Prepaids and other current assets consisted of the following:

	December 31
	2019	2018
Deposits for manufacturing inventory	$897	$4,294
Prepaid taxes	1,031	606
Refundable value added taxes	1,376	2,561
Prepaid licenses and royalties	761	1,128
Director & officer insurance	604	—
Prepaid parts (direct buy)	536	458
Other	1,225	1,064
	$6,430	$10,111

Property and equipment consisted of the following:

	December 31
	2019	2018
Computer equipment	$5,087	$4,182
Software	981	981
Furniture, fixtures, and office equipment	175	173
Leasehold Improvements	179	152
	6,422	5,488
Less: accumulated depreciation and amortization	(4,980)	(4,417)
	$1,442	$1,071

Depreciation and amortization expense of property and equipment for the years ended December 31, 2019 and 2018, was $3,525 and $1,850, respectively.

Accrued Expenses consisted of the following:

	December 31
	2019	2018
Customer allowances	$2,647	$5,732
Employee-related liabilities	1,873	3,077
Warranties	1,154	1,103
Accrual for goods received not invoiced	1,047	2,700
Contractual obligations	1,230	—
Royalties	657	1,212
Contractors	285	36
Research and development	271	462
Shipping	120	480
Interest	33	275
Commissions	—	290
Other	948	1,014
	$10,265	$16,381

Warranty Liability consisted of the following:

The table below sets forth the activity in the warranty liability account, which is included in accrued expenses on the consolidated balance sheets for the periods ended December 31, 2019 and 2018:

Balance, January 1, 2019	$1,103
Additions	1,157
Cost of warranty claims	(1,106)
Balance, December 31, 2019	$1,154

Balance, January 1, 2018	$1,742
Additions	355
Cost of warranty claims	(994)
Balance, December 31, 2018	$1,103

NOTE 5 —Borrowings

Senior Credit Agreement

The Company has a loan and security agreement (“LSA”) with East West Bank (the “Senior Lender” or “EWB”), as amended. Under the terms of the LSA, as amended, the Senior Lender has provided for a $6,000 line of credit; provided that we maintain amounts on deposit with equal to any amounts borrowed under the LSA.

We maintain a credit line with EWB pursuant to the EWB Loan Agreement. In the future, we may borrow up to $8,000 under the line of credit available under the EWB Loan Agreement; provided that we maintain amounts on deposit with EW equal to any amounts borrowed un the EWB Loan Agreement. As of December 31, 2019, no amounts were outstanding under the EWB Loan Agreement. Borrowings under the EWB Loan Agreement bear interest at 1.0% plus the prime lending rate. Borrowings under the EWB Loan Agreement are secured by a senior lien on substantially all of our assets, including inventory and receivables, subject to permitted liens. In the event of a default under the EWB Loan Agreement, entities affiliated with B. Riley Financial and Investec Investments (UK) Limited, two of our stockholders, have the right to purchase the indebtedness under the EWB Loan Agreement at par and to exercise remedies for the default, in their discretion, as the holders of the indebtedness.

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

In 2018, the financial covenants were amended to temporarily suspend the obligation to comply with the minimum fixed charge coverage ratio through September 30, 2018, to increase the minimum fixed charge coverage ratio as of December 31, 2018, and for the last day of each month thereafter, from 1.05 to 1.10, and to increase the minimum excess availability to $1,200. In 2018, the financial covenants were amended to permanently remove the requirement to maintain positive Adjusted Covenant EBITDA. As a result, as of the period ended March 31, 2018, we were no longer subject to this Adjusted Covenant EBITDA financial covenant.  In October 2019, the financial covenants were amended to suspend the obligation to comply with the minimum fixed charge coverage ratio through the maturity date, which was amended to February 28, 2020, a cash block was placed on interest payments under the Company’s subordinated debt under the Riley Loan Agreement (as defined below) and the establishment of a blocked account was mandated, following which we may request revolving advances up to the amount on deposit in such blocked account in EWB’s discretion.

As of December 31, 2019, and 2018, no amounts were outstanding under the EWB Loan Agreement.  As of both December 31, 2019 and 2018, the Company had remaining borrowing capacity of up to $8,000 against the line of credit.  As of September 30, 2019, the Company was not in compliance with one of the financial covenants, specifically the fixed charge coverage ratio, however, the Senior Lender waived such noncompliance in October 2019 by amending the EWB Loan Agreement through February 2020. The Senior Lender subsequently extended the wavier to May 2020. The Company has established a blocked account as required by the Senior Lender to resume future borrowings if needed.

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

As of December 31, 2019, and 2018, the total outstanding principal and interest under the Riley Loan Agreement, as amended, was $10,003 and $13,001, respectively.  During the three months ended September 30, 2019, the Company repaid $3,250, or 25% of the principal amount under the Riley Loan Agreement and incurred a 2% fee on the amount below the $10,000 threshold as a result of the prepayment.  During the fourth quarter of 2019, the compounded interest, which was added to the outstanding principal totaled $251.

The Company has classified the debt as current as the business has materially adversely changed. as defined in the Riley Loan Agreement and is callable by BRPI.  The Company has not been notified by BRPI of any intent to call the debt.

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

Promissory Notes Payable—In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements would be paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $508 and $718 at December 31, 2019 and 2018, respectively.

Other Financing Arrangements—In 2017, the Company entered into three financing arrangements totaling approximately $472 with remaining maturity dates of June 2020 and August 2020. During 2019, the Company repaid the remaining outstanding balance. As of December 31, 2019, and 2018, the remaining balances were zero and $238, respectively.

The components of the long-term debt balance as of December 31 are as follows:

	2019	2018
Convertible note	$10,003	$13,001
Less unamortized discount and debt issuance costs	(328)	(447)
Subtotal Convertible note	9,675	12,554
Promissory note payable	508	718
Other	—	238
Subtotal long-term debt	10,183	13,510
Less current portion	(9,821)	(301)
Total long-term debt	$362	$13,209

Future aggregate annual principal payment on all long-term debt, excluding the discount of $328, are as of December 31, 2019:

Year Ending, December 31st,
2020	$144
2021	144
2022	10,146
2023	77
$10,511

NOTE 6 —Convertible Preferred Stock and Stockholders’ Equity

Under the Company’s Amended and Restated Certificate of Incorporation dated October 23, 2017, the authorized capital stock of the Company consisted of 33,853,333 shares of capital stock (par value of $0.001 per share), comprising 18,666,666 shares of common stock and 15,186,664 shares of convertible preferred stock, of which 1,266,666 shares were designated as Series A-3, 1,186,666 shares were designated as Series A-2 convertible preferred stock (“Series A-2”), 1,733,333 shares were designated as Series A-1 convertible preferred stock (“Series A-1”), 9,333,333 shares were designated as Series A convertible preferred stock (“Series A”), and 1,666,666 shares were designated as Series B convertible preferred stock (“Series B”).

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

On November 2, 2018, the Company amended and restated its previous certificate of incorporation and adjusted its authorized capital stock (par value of $0.001) to consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Each outstanding share of common stock entitles the holder to one vote of each matter properly submitted to the stockholders of the Company for vote. During the year ended December 31, 2019, no shares of preferred stock have been issued.

On November 2, 2018, the Company entered into a Securities Purchase Agreement for the sale of 2,089,136 shares of common stock, under which 1,270,905 shares of common stock were sold as of December 31, 2018, at $7.18 per share for net proceeds of approximately $8,295. Issuance costs approximating $831 were incurred and netted against the proceeds within the consolidated statements of stockholder’s equity (deficit). The Company sold an additional 227,628 shares of common stock for net proceeds of $1,604, incurring issuance costs of $30 and were netted against the proceeds within the consolidated statements of stockholder’s equity (deficit) in January 2019.

On April 24, 2019, the Company issued 10,000 shares of common stock to a former employee in exchange for a release of claims and other agreements.

On October 15, 2019, the Company issued 666 shares of common stock to a vendor as compensation in exchange for timely completion of services.

The following table shows shares of common stock reserved as of:

	December 31
	2019	2018
Shares subject to options to purchase common stock	2,645,714	1,320,197
Unvested restricted stock units	249,500	—
Shares subject to warrants to purchase common stock	956	156,294
Shares subject to term debt optional conversion into common stock	761,186	1,099,278
Total	3,657,356	2,575,769

The following summarizes the terms of the convertible preferred stock outstanding under the Amended and Restated Certificate of Incorporation dated October 23, 2017 prior to the November 2018 conversion into common stock.

Convertible preferred stock—Preferred stock was not redeemable.

Dividend provisions—The holders of Series A-3, Series A-2, Series A-1 and Series A in preference to the holders of Series B and common stock, were entitled to receive cumulative dividends at a rate of 5%, 5%, 5% and 15%, respectively, of the Series A-3, Series A-2, Series A-1, and Series A original issue prices per annum, respectively, on each outstanding share of Series A-3, Series A-2, Series A-1, and Series A, respectively, (as adjusted for any stock dividends, combinations, splits, and the like with respect to such shares). The Series A-3, Series A-2, Series A-1 and Series A dividends accrued on each outstanding share of Series A-3, Series A-2, Series A-1 and Series A, respectively, from day to day commencing on the date of original issuance whether or not earned or declared by the Board of Directors, whether or not there are profits, surplus, or other funds legally available for the payment thereof and was cumulative to the extent not actually paid. The Series A-3, Series A-2, Series A-1, and Series A dividends were payable in cash or in Series A-3, Series A-2, Series A-1 and Series A shares, respectively, at the original Series A-3, Series A-2, Series A-1, and Series A issue price, respectively. The original issue prices for Series A-1 and Series A was approximately $6.03. The original issue prices for Series A-3, and Series A-2 was approximately $8.87.

Dividends on the Series B were only payable in the event the Company paid dividends to common stockholders. Through November 2, 2018, no dividends were declared or paid to common stockholders.

Through November 2018, cumulative dividends of approximately $32,499 have been paid through the issuance of 4,467,139 shares of Series A, 164,604 shares of Series A-1, and 105,822 shares of Series A-2.

Liquidation preference—In the event of any liquidation, dissolution, or winding up of the Company, or in the event that the Company was party to an acquisition or asset transfer, the holders of Series A-1 shares outstanding were entitled to be paid, out of the available funds and assets, and prior and in preference to any payment or distribution of any such funds on any shares of Series A-3, Series A-2, Series A, Series B, or common stock, an amount per share equal to the original issue price of Series A-1, plus all cumulative unpaid dividends. If assets were not sufficient to permit payment in full to all holders of Series A-1, such assets would be distributed among the holders of Series A-1 ratably in proportion to the full amounts to which they would be entitled.

After payment in full to the holders of Series A-1, as mentioned above, the holders of Series A shares outstanding were entitled to be paid, out of the available funds and assets, and prior and in preference to any payment, or distribution of any such funds on any shares of Series A-3, Series A-2, Series B or common stock, an amount per share equal to one times the original issue price of Series A, respectively, plus cumulative dividends at the rate of 15% of the original issue price. If assets were not sufficient to permit payment in full to all holders of Series A, such assets would be distributed among the holders of Series A ratably in proportion to the full amounts to which they would be entitled.

In addition to the foregoing and in connection with the August 2016 preferred stock agreement with an investor (the “August 2016 Investor”) to purchase 466,014 shares of Series A, the Company was obligated to pay to the August 2016 Investor (concurrently with the payment of the Series A Liquidation Preference and Series A-1 Liquidation Preference, as applicable, and prior to the payment of any Series B Liquidation Preference or Participation Payments, if any) an amount that is equal to $5.22 multiplied by the amount the August 2016 Investor actually receives in such liquidation pursuant to payment of the Series A-1 Liquidation Preference and Series A Liquidation Preference, if any (and, for purposes of clarity, not in payment of any Participation Payment, if any), with respect to the shares then held by and warrant shares totaling 466,014 then held by, or issuable to, the August 2016 Investor.

After payment in full to the holders of Series A-1 and Series A, as mentioned above, the holders of Series B shares outstanding were entitled to be paid, out of the available funds and assets, and prior and in preference to any payment, or distribution of any such funds on any shares of Series A-2, Series A-3, or common stock, an amount per share equal to one times the original issue price of Series B, plus all declared but unpaid non-cumulative dividends. If assets were not sufficient to permit payment in full to all holders of Series B, such assets would be distributed among the holders of Series B ratably in proportion to the full amounts to which they would be entitled.

After payment in full to the holders of Series A-1 and Series A and Series B, as mentioned above, the holders of Series A-3 and Series A-2 shares outstanding were entitled to be paid, out of the available funds and assets, and prior and in preference to any payment, or distribution of any such funds on any shares of common stock, an amount per share equal to all accrued and unpaid dividends on the Series A-3 and Series A-2 shares, respectively. If assets were not sufficient to permit payment in full to all holders of Series A-3 and Series A-2, such assets would be distributed among the holders of Series A-3 and Series A-2 ratably in proportion to the full amounts to which they would be entitled.

After payment in full to the holders of Series A-3, Series A-2, Series A-1, Series A and Series B, as mentioned above, any remaining assets available for distribution would be distributed ratably among the holders of common stock, Series A-3, Series A-2, Series A-1, Series A, and Series B, on an as-if converted to common stock basis for the convertible preferred stockholders, and common stock.

Conversion rights—Each outstanding share of convertible preferred stock was convertible, at the option of the holder, at any time after the date of issuance of such shares, into shares of common stock according to a Conversion Formula as defined in the Certificate of Incorporation dated October 23, 2017. The conversion rate was one share of common stock for each share of convertible preferred stock and was subject to adjustment for such events such as stock splits and combinations.

Anti-dilution rights—The holders of each share of convertible preferred stock were entitled to conversion price adjustments if the Company sold additional shares of its common stock for a price less than any then effective preferred stock conversion price.

Voting rights—Excluding Series A-3 which were non-voting shares, the holders of each share of convertible preferred stock were entitled to the number of votes equal to the number of shares of common stock into which such share was convertible.

NOTE 7 —Warrants

In connection with an August 2016 preferred stock agreement (“PSA”), the Company issued the August 2016 PSA Warrant. The warrant becomes exercisable into Series A preferred shares as follows: 1) 155,338 shares vested in each of August 2017, 2018 and  2019.  If, subsequent to the issuance of the August 2016 PSA warrant, the Company declares or pays dividends on Series A in the form of common shares, cash or a security other than Series A, then upon exercise of this warrant, the holder is entitled to receive dividends as if the holder had owned the Series A preferred shares as of the date the dividend is declared.

The Company’s October 2017 Amended and Restated Certificate of Incorporation included a provision that a change of control, as defined, results in a cash redemption of Series A and Series B. The ability to effect a change in control was within the control of the preferred stockholders. As a result of effecting a change in control being outside the control of the Company, the warrants to purchase Series A and Series B were classified as liabilities, with subsequent changes in fair value recorded in the Company’s consolidated statements of operations. During the years ended December 31, 2019 and 2018, the Company recognized other expense of zero and $970, respectively, from the remeasurement of the fair value of this warrant.

On August 30, 2018, warrants to purchase 310,676 shares of Series A were exercised in exchange for consideration of $47. Upon exercise, the fair value of the warrants at the time of exercise of $2,951 was reclassified from liability to equity. Additionally, in connection with this exercise, the Company amended the original PSA (“Amended PSA”) to revise the terms for the then outstanding unvested warrants. In accordance with the terms of the Amended PSA, upon any reclassification, exchange, conversion, substitution, or other event that occurs on or after the original issuance date and prior to the termination which results in a change of the number and/or class of securities issuable upon exercise of conversion of the warrant, the holder of the warrant shall be entitled to receive, upon exercise, the number and kind of securities and property that such holder would have received as if the warrant had been exercised immediately before such reclassification, exchange conversion substitution or other event. As a result of the Company’s conversion of all outstanding preferred shares into common stock, the remaining outstanding warrants are now exercisable into common shares. On November 2, 2018, in connection with the Company’s conversion of outstanding preferred stock to common stock, the Company reclassified the remaining warrants outstanding from liability to equity based on the terms of the August 30, 2018 amended warrant agreement, as defined above. As a result, the outstanding liability at the time of the conversion of $1,804 was reclassified into stockholder’s equity (deficit).

There were 155,338 warrants exercised on May 10, 2019 for total cash proceeds of $23.  During the year ended December 31, 2018, warrants to purchase 5,977 shares of preferred stock expired.

The following table discloses warrants issued and outstanding as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Exercise	Number of warrant	Year of	Exercise	Number of warrant	Year of
Issuance date	price	shares	expiration	price	shares	expiration
Common
November 2012	$6.00	7	2028	$6.00	7	2028
November 2012	$6.00	927	2020	$6.00	927	2020
November 2012	$14.50	22	2028	$14.50	22	2028
August 2016	—	—		$0.15	155,338	2023
Total warrants		956			156,294

NOTE 8—Stock-based Compensation

As of December 31, 2019, the Company had the 2012 Equity Incentive Plan (the “2012 Option Plan”) and 2019 Equity Incentive Plan (the “2019 Option Plan”) in place.

As of December 31, 2019, the number of shares available to be issued under the 2012 Option Plan and 2019 Option Plan were zero and 944,828 respectively.

As of December 31, 2018, the Company had the 2012 Option Plan in place and the number of shares remaining to be issued under the plan was 455,557.

The Option Plans provides for the grant of incentive and non-statutory stock options (“Options”), stock appreciation rights (“SAR”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) to employees, nonemployee directors, and consultants of the Company. Option awards granted under the Option Plan generally become exercisable ratably over a two-year or four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Company’s Board of Directors, certain awards may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other awards are exercisable only to the extent vested. At December 31, 2019 and 2018, there were no shares that had been early exercised that were subject to the Company’s repurchase right at that date. The exercise price or strike price for Options and SARs granted under the Option Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive stock options granted under the Option Plan to ten percent or greater stockholders must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and are not exercisable after five years from the date of grant.

The Company’s board of directors adopted, and its stockholders approved, the 2019 Employee Stock Purchase Plan and the 2019 Equity Incentive Plan in March 2019 and April 2019, respectively, each of which became effective in connection with the IPO.  There are 541,379 shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan. Additionally, the number of shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 500,000 shares, unless the board of directors or compensation committee determines prior to such date that there will be a lesser increase, or no increase.  2,906,900 shares of common stock are reserved for future issuance under the 2019 Equity Incentive Plan, plus the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expire or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the board of directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase. The purchase price of the shares will not be less than the lesser of an amount equal to 85% of the Fair Market Value of the shares of Common Stock on the Offering Date or an amount equal to 85% of the Fair Market Value of the shares of Common Stock on the applicable Purchase Date.

As of December 31, 2019, 68,606 shares have been issued under the 2019 Employee Stock Purchase Plan.

On April 10, 2019, the Company granted an aggregate of 128,000 restricted stock units to the Company’s executives, of which 38,000 were forfeited and 90,000 are outstanding at December 31, 2019.

On May 13, 2019, the Company granted a fully vested restricted stock award of 383,197 shares, and issued 210,758 net shares of common stock after withholding 172,439 shares of common stock totaling $1,897, recorded as a reduction to additional paid-in capital, to satisfy tax obligations associated with the grant, to the Company’s Chief Executive Officer as a bonus pursuant to his employment agreement. As a result, the Company recorded $4,215 as compensation expense to operating expenses under the Statement of Operations during the year ended December 31, 2019.

In connection with the IPO, the Company accelerated vesting of 201,666 options dated September 10, 2018, pursuant to the employment agreement of the Company’s Chief Financial Officer. As a result, the Company recorded $287 as compensation expense to operating expenses under the Statement of Operations during year ended December 31, 2019.

Stock-based compensation expense is as follows:

	For the Year Ended
	December 31
	2019	2018
Research and development	$394	$41
Sales and marketing	664	66
General and administrative	5,208	111
Cost of revenues	42	34
	$6,308	$252

Stock Options:

Stock option activity for the years ended December 31, 2019 and 2018 is as follows:

		Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic
	Options	per share	(in years)	Value
Outstanding at January 1, 2018	1,126,722	$0.68	8.14	$470
Options granted	458,156	$0.90
Options exercised	(15,475)	$1.12
Options forfeited	(249,206)	$0.61
Options cancelled	—	—
Outstanding at December 31, 2018	1,320,197	$0.77	7.99	$8,465

Options granted	1,635,853	$5.94
Options exercised	(95,739)	$0.85
Options forfeited	(186,266)	$7.02
Options cancelled	(28,331)	$2.72
Outstanding at December 31, 2019	2,645,714	$3.50	8.51	$4,184

Vested and expected to vest at December 31, 2019	2,645,714	$3.50	8.51	$4,184
Vested at December 31, 2019	1,058,169	$2.80	7.05	$2,431

As of December 31, 2019, there was approximately $4,019 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $266 and $94  respectively.  The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.

The weighted average grant date calculated value of options granted during the years ended December 31, 2019 and 2018 was $2.84 and $1.85, respectively.

The fair value of employee stock options is determined using the Black-Scholes option-pricing model using various inputs, including the Company’s estimates of the fair value of common stock on the date of grant, expected term, expected volatility, risk-free interest rate, and expectations regarding future dividends. Share-based compensation also reflects the Company’s estimate regarding the portion of awards that may be forfeited.

The following describes the key inputs used by the Company:

Fair Value of Common Stock—The fair value of the stock was determined by a 409A Valuation with a third-party pre-IPO and is now determined by the price of the stock on the open market.

Expected Term—The expected term represents the period that the Company’s stock options are expected to be outstanding. The majority of stock option grants are considered to be “plain vanilla” and thus the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

Expected Volatility—The expected volatility was derived from the historical stock volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to the business over a period equivalent to the expected term of the stock option grants.  The Company completed its IPO in May 2019, and therefore does not have sufficient history.

Risk-Free Interest Rate—The risk-free interest rate is based on the interest yield in effect at the date of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Dividend Rate—The expected dividend rate was assumed to be zero, as the Company has not previously paid dividends on common stock and has no current plans to do so.

Forfeiture Rate—Effective January 1, 2018, forfeitures are recognized when they occur. Historically, the Company estimated the forfeiture rate based on an analysis of actual forfeiture experience, analysis of employee turnover behavior, and other factors.

The calculated fair value of option grants made during the years ended December 31, 2019 and 2018, were estimated using the following Black-Scholes option pricing model assumptions:

	2019	2018
Expected dividend yield	0%	0%
Risk-free interest rate*	1.59%-2.33%	2.86%
Expected volatility	50%	50%
Expected life (in years)	6.25	5.75-6.25

*All 2018 options granted on same date.

The following table summarizes information about stock options outstanding as of December 31, 2019 and 2018:

	2019
	Options outstanding		Options exercisable
Exercise price	Total Outstanding	Weighted average remaining contractual life	Total exercisable	Weighted average exercise price
$0.45	356,906	4.70	286,322	$0.45
$0.75	325,747	7.09	255,364	$0.75
$0.90	369,056	8.69	219,743	$0.90
$1.35	41,815	4.58	45,148	$1.35
$1.50	35,232	5.52	38,565	$1.50
$2.26	169,000	9.84	-	$2.26
$2.48	610,000	9.92	-	$2.48
$3.87	219,640	10.00	-	$3.87
$10.94	518,318	9.27	213,027	$10.94
	2,645,714	7.05	1,058,169	$2.80

	2018
	Options outstanding		Options exercisable
Exercise price	Total Outstanding	Weighted average remaining contractual life	Total exercisable	Weighted average exercise price
$0.45	399,567	6.51	288,402	$0.45
$0.75	352,261	8.10	192,290	$0.75
$0.90	455,041	9.69	82,924	$0.90
$1.35	64,376	5.67	63,962	$1.35
$1.50	48,952	6.52	37,677	$1.50
	1,320,197	7.98	665,255	$0.74

Restricted Stock Awards:

As of December 31, 2019, unvested restricted stock units totaled 249,500 shares. There were no RSAs issued for the year ended December 31, 2018.

The following table summarized the outstanding RSU’s as of December 31, 2019:

RSU's
Outstanding at January 1, 2018	—
Granted	287,500
Forfeited	(38,000)
Outstanding at December 31, 2018	249,500

Vested at December 31, 2019	—

NOTE 9 —Income Taxes

The following table presents the income (loss) before income taxes for domestic and foreign operations for the years ended December 31:

	2019	2018
Domestic loss	$(26,964)	$(1,680)
Foreign subsidiaries income	2,518	3,711
Income (loss) before income taxes	$(24,446)	$2,031

	2019	2018
Current income tax expense:
Federal	$-	$(145)
State	(3)	140
Foreign	1,282	619
Total Current	1,279	614

Deferred income tax expense:
Federal	-	144
State	-	-
Foreign	109	(4)
Total Deferred	109	140
Total provision for income taxes	$1,388	$754

The Company’s effective tax rate differs from the federal statutory rate due to the following for the years ended December 31:

	2019	2018
Statutory federal income tax rate	21%	21%
State income taxes, net of federal tax benefits	0.61%	11.43%
Stock compensation	-1.27%	2.47%
Foreign rate differential	-3.53%	-8.15%
Tax credits	0.68%	-4.79%
Warrants revaluation	0.00%	10.03%
GILTI Inclusion	-0.76%	38.10%
Section 382 limits	0.00%	-67.57%
Non-deductible expenses	-4.58%	11.45%
Valuation allowance	-14.58%	23.30%
Other, net	-3.25%	-0.13%
Effective tax rate	-5.68%	37.14%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities at December 31:

	2019	2018
Gross deferred tax assets:
Net operating loss carryforward	$9,587	$5,717
Tax credits	725	538
Accruals and reserves	2,461	2,054
Alternative minimum tax credits	89	157
Total gross deferred tax assets	12,862	8,466
Less: valuation allowance	(11,814)	(8,088)
Total deferred tax assets net of valuation allowance	1,048	378
Deferred tax liabilities:
Property and equipment	(37)	(284)
Accrual and reserves	(1,025)	-
Net deferred tax assets (liabilities)	$(14)	$94

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain.  The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets.  Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, the Company provided a full valuation allowance against the U.S. deferred tax assets resulting from the accruals and reserves along with the net operating loss and credits carried forward.   The valuation allowance was $11,814 as of December 31, 2019 compared to $8,088 as of December 31, 2018, a change in valuation of $3,726.  The valuation allowance was $8,088 as of December 31, 2018, compared to $7,753 as of December 31, 2017, a change in valuation of $335.

At December 31, 2019 and 2018, the Company had net deferred income tax assets related primarily to net operating loss carry forwards, accruals and reserves and tax credit carryforward that are not currently being recognized of approximately $12,862 and $8,466, respectively, which have been offset by a valuation allowance.

We have not provided U.S. Federal and State income taxes, nor foreign withholding. taxes of undistributed earnings for certain non-US subsidiaries, because such earnings are intended to be indefinitely reinvested. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would not be subject to U.S. income tax due to the transition tax of IRC Section 965 or via the newly enacted Global Intangible Low-Taxed Income (“GILTI”) provision, enacted as part of the 2017 U.S. Tax Act.  The Company would be subject to U.S. state tax and potential foreign withholding taxes on a repatriation of the foreign earnings.   The amount of unrecognized deferred income tax liability related to these earnings is not material.

Estimate of cumulative foreign earnings is as follows as of December 31:

	2019	2018
China	$5,818	$4,020
India	4,580	4,039
Total	$10,398	$8,059

The Company had net operating loss carryovers (NOL) for federal and state income tax purposes of approximately $42,415 and $11,492, respectively, as of December 31, 2019. Approximately $24,367 of federal NOLs will expire beginning in 2020, while approximately $18,048 generated beginning in 2018 have an indefinite life.  The state NOLs will expire if unused in years 2031 through 2039:

	2019	2018
Federal NOL	$42,415	$24,411
State NOL	$11,492	$9,580

The Company had research and development (“R&D”) credit carryforwards as follows as of December 31:

	2019	2018
Federal R&D credits	$632	$467
California R&D credits	$117	$91

At December 31, 2019, the Company had approximately $632 of federal and $117 of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The federal credits begin to expire in 2020 and the California research credits have no expiration dates.

Federal and state laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an 'ownership change' as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in the past that materially impacts the availability of its net operating losses and tax credits. The amounts indicated in the above tables reflect the reduction of net operating losses and credit carryforwards as a result of previous ownership changes that the Company experienced. Should there be additional ownership changes in the future, the Company's ability to utilize existing carryforwards could be substantially restricted.

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes in accordance with the Financial Accounting Standards Board guidance for Income Taxes, as provided in ASC 740, Accounting for Income Taxes. Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognized, in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following table summarizes the activity related to unrecognized tax benefits as follows as of December 31:

In thousands	2019	2018
Unrecognized benefit-beginning of period	$5,957	$1,347
Gross increases-prior period tax positions	400	5,162
Gross (decreases)-prior period tax positions	-	(589)
Gross increases -current period tax positions	543	37
Unrecognized benefit-end of period	$6,900	$5,957

The unrecognized tax benefits of approximately $5,284 as of December 31, 2019 are accounted for as a reduction in the Company’s deferred tax assets. Due to the Company’s valuation allowance, only $1,615 of the $6,900 of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued $229 and $58 of interest and penalties in December 31, 2019 and 2018, respectively, and the Company has accrued a $356 and $126 liability for accrued interest and penalties related to unrecognized tax benefit as of December 31, 2019 and 2018, respectively

The Company's material income tax jurisdictions are the United States (federal and California), China and India. As a result of net operating loss and credit carryforwards, the Company is subject to audit for tax years 2013 and forward for federal and California purposes. The China and India tax years are open under the statute of limitations from 2014 and forward.

NOTE 10 —Commitments and Contingencies

Operating leases—The Company leases several facilities under noncancelable operating leases that begin expiring in 2020. The Company recognizes rent expense on a straight-line basis over the lease period.

Future minimum lease payments under noncancelable operating lease commitments are approximately as follows:

Year Ending, December 31st,
2020	$1,168
2021	655
2022	483
2023	454
2024	467
2025	318
$3,545

Rent expense was approximately $1,243 and $946 for the years ended December 31, 2019 and 2018.

Purchase Commitments—The aggregate amount of noncancelable purchase orders as of December 31, 2019 and 2018, was approximately $1,022 and $4,650, respectively, and were related to the purchase of components of our devices.

Royalty payments—The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit, and expire in 2021 and 2023. Royalty expense for the years ended December 31, 2019 and 2018, was $2,886 and $2,529,   respectively, which are included in cost of revenues on the consolidated statements of operations.

Securities litigation—On September 20, 2019, a purported Sonim stockholder who allegedly purchased stock registered in Sonim’s initial public offering (“IPO”) filed a putative class action complaint in the Superior Court of the State of California, County of San Mateo, captioned Pearson v. Sonim Technologies, Inc., et al., Case No. 19CIV05564, on behalf of himself and others who purchased shares of Sonim registered in the IPO (the “Pearson Action”).  On October 4 and 16, 2019, two additional purported class action complaints substantially similar to the Pearson Action were filed on behalf of different plaintiffs yet the same putative class of Sonim stockholders, in the same court as the Pearson Action.  On October 7, 2019, a substantially similar putative class action lawsuit was filed in the United States District Court for the Northern District of California.  All four complaints allege violations of the Securities Act of 1933 by Sonim and certain of its current and former officers and directors for, among other things, alleged false or misleading statements and omissions in the registration statement issued in connection with the IPO, relating primarily to an alleged failure to disclose software defects in Sonim’s phones and alleged misstatements about performance characteristics of Sonim’s phones.  Sonim intends to defend these matters vigorously.  An adverse outcome in any of these matters, however, could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows for a particular period.  Due to the uncertainly of the outcome of this matter, the Company has not recorded any accruals as of December 31, 2019.

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

Indemnification—Under the terms of its agreements with wireless carriers and other partners, the Company has agreed to provide indemnification for intellectual property infringement claims related to the Company’s product sold by them to their end customers. From time to time, the Company receives notices from these wireless carriers and other partners of a claim for infringement of intellectual property rights potentially related to their products. These infringement claims have been settled, dismissed, have not been further pursued by the customers, or are pending further action by the Company.

Contingent severance obligations—The Company has agreements in place with certain key employees (Executive Severance Arrangement) guaranteeing severance payments under certain circumstances. Generally, in the event of termination by the Company without cause, termination due to death or disability, or resignation for good reason, the Company is obligated to the pay the employees: (i) any time before a Change in Control, amounts up to $1,754 or (ii) if at any time within 12 months of a Change in Control, amounts up to $2,345.   As of December 31, 2019, and 2018, no accrual has been recorded.

On December 11, 2019, the Board of Directors of Sonim Technologies, Inc. (the “Company”) approved the Sonim Technologies Inc. Transaction Bonus Plan (the “Plan”) that is intended to incentivize Company employees who are in a position to significantly impact the value received by the Company’s stockholders in a change of control transaction. Pursuant to the Plan, upon consummation of a change of control transaction, 10% of the consideration payable to Company stockholders, after deducting transaction expenses, will be distributed to Plan participants, including the Company’s named executive officers. The Plan has a three year term and may be extended by the administrator of the Plan. Subject to the terms of the Plan, participants must be continuously providing services to the Company through the date of the closing of a change in control transaction to be eligible to receive a bonus thereunder, and payment is contingent upon delivery and non-revocation of a general release of claims. In connection with the adoption of the Plan, the Company’s Board of Directors allocated a 50% interest in the Plan to Thomas Wiley Wilkinson, the Company’s Chief Executive Officer, and a 10% interest in the Plan to Robert Tirva, the Company’s Chief Financial Officer, 5% to Randy Denny, Chief Sales Officer, John Graff, Chief Marketing Officer, Peter Liu, EVP of Global Operations, and Bengt Jonassen, SVP of Engineering and 2.5% to Stephanie Sogawa, Legal Counsel and Katie Smith, Chief of Staff.

NOTE 11 —Related Party Transactions

Revenue transactions with a certain investor—During the year ended December 31, 2019 and 2018, the Company recognized revenue of zero and $797, respectively, with an investor and holder of the August 2016 Series A warrants which were amended to common stock warrants in conjunction with the November 2018 preferred stock conversion event.

Management Services Agreement—In October 2017, the Company entered into a management services agreement with BRI, an investor, pursuant to which BRPI agreed to provide advisory and consulting services to the Company. The Company incurred approximately zero and $200, in related consulting fees during the years ended December 31, 2019 and 2018, respectively.  At the closing of the Company’s IPO, the management services agreement was terminated in accordance with its terms.

NOTE 12 —Net Loss Per Share Attributable to Common Stockholders

Net loss per share attributable to common stockholders for the years ended December 31, 2019 and 2018, was determined by decreasing Net income or increasing Net loss for the years then ended by the number of cumulative dividends, not yet declared, on the Company's previously outstanding convertible preferred stock. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods ended:

	For the Years Ended
	December 31
	2019	2018
Numerator:
Net loss allocable to common stockholders	$(25,834)	$(8,875)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	18,603,582	3,447,283
Net loss per share, basic and diluted	$(1.39)	$(2.57)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods ended:

	For the Years Ended
	December 31
	2019	2018
Shares subject to options to purchase common stock	2,645,714	1,320,197
Unvested restricted stock units	249,500	—
Shares subject to warrants to purchase common stock	956	156,294
Shares subject to term debt optional conversion into common stock	761,186	1,099,278
Total	3,657,356	2,575,769

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

The following table summarizes the revenue by region based on ship-to destinations for the periods ended:

	For the Years Ended
	December 31
	2019	2018
U.S.	$90,597	$105,881
Canada and Latin America	17,400	14,405
Europe and Middle East	5,308	10,158
Asia Pacific	2,946	5,221
	$116,251	$135,665

Long-lived assets located in the United States and Asia Pacific region were $889 and $642, and $2,013 and $393 as of December 31, 2019 and 2018, respectively.

The composition of revenues is as follows:

	For the Years Ended
	December 31
	2019	2018
Product Sales	$115,807	$130,665
Services	444	5,000
Total revenues	$116,251	$135,665

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits at December 31, 2019 and 2018. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $52 and $11 at December 31, 2019 and 2018, respectively.

Receivables from two customers approximated 40% and 28% of total accounts receivable at December 31, 2019 and 44% and 43% of total accounts receivable at December 31, 2018.

Revenue from three customers in 2019 and 2018 accounted for approximately the following percentage of total revenues:

	For the Years Ended December 31,
	2019	2018
Customer A	*	20%
Customer B	18%	*
Customer C	15%	*
Customer D	*	25%
Customer E	27%	20%
Total	60%	65%

*	Customer revenue did not exceed 10% in the respective periods.

NOTE 14 —Subsequent Events

Subsequent to December 31, 2019, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The outbreak caused the Chinese government to place restrictions on travel and other activities throughout the country. The Company operates facilities in China. In cooperation with the government authorities, the Company’s operations in China extended their Chinese New Year holiday shut down for several weeks. While operations have resumed, the Company’s operating subsidiaries in Shenzhen and Hong Kong may continue to operate at below normal levels due to the continued restrictions on travel in China and labor shortages. The related financial impact cannot be reasonably estimated at this time but is expected to materially affect the Company’s consolidated results for the first and second quarter and full year of fiscal 2020.

On January 17, 2020, Sonim Technologies, Inc. (the “Company”) and Mr. Charles Becher agreed that Mr. Becher would no longer serve as the Company’s Chief Sales and Marketing Officer, effective immediately.  Mr. Becher will be paid the separation benefits he is entitled to in accordance with, and subject to the conditions set forth in, his existing agreement with the Company, of approximately $189.

On February 27, 2020, and March 31, 2020 there was a workforce reduction of 119 employees and contractors as part of the ongoing cost reduction in the United States, China and India.