Form 10-K/A
period 2019-12-31
SONIM TECHNOLOGIES INC
filed 2020-04-29
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38907

Sonim Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	94-3336783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6836 Bee Cave Road Building 1, Suite 279 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 378-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SONM	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES  ☐    NO  ☒

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

At April 6, 2020, 20,795,510 shares of Common Stock, par value $0.001, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2020 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosures regarding incorporation by reference on the front cover page of the Original Filing. The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Cover Page, Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information concerning our executive officers and directors, including their ages as of April 6, 2020.

Name	Age	Position
Executive Officers
Thomas W. Wilkinson	50	Chief Executive Officer and Director
Robert Tirva	54	Chief Financial Officer
Directors
John Kneuer(1)(2)	51	Chairman of the Board of Directors
Maurice Hochschild(3)	58	Director
Alan Howe(1)	58	Director
Jeffrey D. Johnson(3)	60	Director
Susan G. Swenson(1)(2)	71	Director
Kenny Young(2)	56	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

Thomas W. Wilkinson has served as our Chief Executive Officer and a member of our board of directors since October 2019. Mr. Wilkinson has served as a strategic consultant and financial advisor to small and medium-sized public and privately held businesses since January 2014. From August 2015 until October 2017, Mr. Wilkinson served as Chief Financial Officer and later as Chief Executive Officer at Xplore Technologies Corp., a rugged tablet technology company, which was sold to Zebra Technologies in 2018. Prior to his service at Xplore, from January 2014 to October 2015, he served as Chief Financial Officer at Amherst Holdings, LLC, a financial services company. Mr. Wilkinson was the co-founder and Managing Partner of PMB Helin Donovan, a multi-office regional accounting firm. He currently serves on the board of directors of Astrotech Corporation, a science and technology development and commercialization company, and chairs the board of directors at CipherLoc Corporation, a data security solutions company, where he also served as the interim Chief Executive Officer from July 2019 to November 2019. Mr. Wilkinson received a Master’s of Professional Accounting and a Bachelors of Business Administration each from University of Texas at Austin in 1992.

Robert Tirva has served as our Chief Financial Officer since September 2019. Mr. Tirva previously served as the Chief Financial Officer of Intermedia, a private cloud UCaaS and business application provider from August 2016 to February 2019. From August 2014 to August 2016, Mr. Tirva was corporate controller at Dropbox, Inc., a collaboration platform provider. Prior to his service at Dropbox, he held various finances roles of increasing responsibility at Broadcom Corporation, including Senior Vice President, Principal Accounting Officer and Vice President of Finance. He currently serves on the Board of Directors of Resonant Inc., a hardware development company for mobile devices. Mr. Tirva received an M.B.A. from the Yale School of Management and a Bachelor of Business Administration in Accounting from the University of Notre Dame.

Non-Employee Directors

John Kneuer has served as a member of our board of directors since March 2019 and as Chairman of our board of directors since March 2020. Since November 2007, Mr. Kneuer has served as the founding Managing Member of JKC Consulting LLC, a strategic consulting and advisory firm. He has also served as Senior Advisor to the American Continental Group, a public policy consulting firm, since April 2017. Since June 2017, Mr. Kneuer has served on the Board of Directors of TerreStar Corporation, a telecommunications company. From 2011 until 2018, he served as a member of the Board of Directors of Globalstar, Inc., a satellite communications company, where he served as a member of the audit and compensation committees. From October 2003 to November 2007, Mr. Kneuer served first as the Deputary Assistant Secretary, and then as U.S. Assistant Secretary, of Commerce for Communications and Information. As Assistant Secretary, Mr. Kneuer served as Administrator of the National Telecommunications and Information Administration. Mr. Kneuer received a B.A. and J.D. from Catholic University of America.

Maurice Hochschild has served as a member of our board of directors since November 2012 and as Chairman of our board of directors from March 2019 until March 2020. Since 2001, Mr. Hochschild served in various roles at Investec Bank plc, an international specialist banking and asset management group, including Global Head of the Project and Infrastructure Finance division, which financed and developed renewable and thermal power generation, transportation and social infrastructure in Western Europe, Southern Africa, Australia and North America. Mr Hochschild also served as the head of the North American Commercial and Institutional Banking division of the bank, which undertook securities distribution, power and infrastructure finance and fund financing in North America. Mr Hochschild resigned from Investec in March 2019, and became founding Managing Director of Via Novus, an institutionally backed developer, owner and operator of high power, public charging stations for electric vehicles. Mr. Hochschild received a B.A. from the University of Pennsylvania and serves on other boards including Tindall Riley & Co (UK) and Engenie Limited (UK).

Alan Howe has served as a member of our board of directors since October 2017. Since April 2001, Mr. Howe has served as co-founder and Managing Partner of Broadband Initiatives, LLC, a boutique corporate development and strategic consulting firm since 2001. Previously, Mr. Howe held various executive management positions at Covad Communications, Inc., a provider of broadband voice and data communications, Teletrac, Inc., a location-tracking software company, Sprint Corporation, a telecommunications company, and Manufacturers Hanover Trust Company, a commercial bank. Mr. Howe currently serves on the boards of Babcock and Wilcox, a company providing environmental technologies for the power industry, Orion Energy Systems, Inc., a LED lighting and intelligent controls company, Resonant Inc., a hardware development company for mobile devices, and Data I/O Corporation, a systems manufacturer for integrated circuits (as Chairman). Mr. Howe previously served on the board of directors for magicJack, VocalTec, Ltd., a cloud communications company, CafePress, an online retailer of user-customized products, Urban Communications, a provider of fiber optic services, Qualstar Corporation, a data storage products manufacturer, Determine. Inc., a provider of life cycle management solutions software, and Widepoint Corporation, a provider of technology products and services.

Jeffrey D. Johnson has served as a member of our board of directors since March 2019 and previously served as a member of our board of directors from July 2017 to April 2018. Since 2010, Mr. Johnson has served as the Chief Executive Officer of the Western Fire Chiefs Association, a registered non-profit, and a division of the International Association of Fire Chiefs. Since 2016, he has served as the Chief Executive Officer of Brody’s Meats, Inc., a privately held smoked meat company. Since October 2015, Mr. Johnson has also served as the Chief Executive Officer of High Desert Holdings Commercial Prop, a privately held commercial real estate holding company. From 2012 until August 2018, he served as Vice President of the Board of Directors of FirstNet. From 1995 until 2010, he served as the Tualatin Valley Fire and Rescue Chief. Mr. Johnson received a B.S. in Business and Communications from Concordia University.

Susan G. Swenson has served as a member of our board of directors since March 2019. From August 2012 to August 2018, Ms. Swenson served on the board of FirstNet and chaired the board of directors from August 2014 to August 2018. From October 2015 to June 2017, Ms. Swenson served as Chairperson and Chief Executive Officer of Inseego Corporation, a wireless internet solutions and telematics provider, and served as the Board Chairperson from April 2014 to June 2017. From February 2004 to October 2005, Ms. Swenson served as the President and Chief Operating Officer of T-Mobile US, Inc., a wireless network operator. From 1999 to 2004, Ms. Swenson served as President of Leap Wireless International, Inc., a telecommunications operator, and Chief Executive Officer of Cricket Communications, Inc., a prepaid wireless service provider and subsidiary of Leap. Ms. Swenson also served as Chief Executive Officer of Sage North America from 2008 to 2011. Since March 2012, Ms. Swenson has served on the board of Harmonic, Inc., a video delivery, and media company. Since October 2018, Ms. Swenson she has served as Chairman of the Board of Directors of Vislink Technologies, Inc., a video capture and broadcasting company. Ms. Swenson previously served on the board of directors of Wells Fargo from November 1994 to December 2017. Ms. Swenson received a B.A. in French from San Diego State University.

Kenny Young has served as a member of our board of directors since April 2018. Since July 2018, Mr. Young has served as President of B. Riley Financial, Inc. Since October 2017, Mr. Young has also served as Chief Executive Officer of Babcock & Wilcox Enterprises Inc., a provider of energy and environmental technologies and services. Since October 2016, Mr. Young has served as Chief Executive Officer of B. Riley Principal Investments, a wholly owned subsidiary of B. Riley Financial, Inc. In addition, since November 2018, Mr. Young has served as Chief Executive Officer of magicJack VocalTec Ltd., a cloud communications company. Since 2016, Mr. Young has served as Chief Executive Officer of United Online, Inc., an internet, and communications services provider. Each of magicJack VocalTec Ltd. and United Online, Inc. is a wholly owned subsidiary of B. Riley Financial, Inc. From 2008 to 2016, Mr. Young served in numerous leadership roles at Lightbridge Communications Corporation, a telecommunications services company, including as President and Chief Executive Officer of Lightbridge Communications Corporation International and President of Americas and Chief Operating Officer of Lightbridge Communications Corporation. Mr. Young currently serves on the board of directors of Orion Energy Systems, a LED lighting and intelligent controls company. Mr. Young previously served on the boards of directors of FRG Inc. (formerly Liberty Tax Inc.), a provider of tax services, Bebe Stores, Inc., a women’s apparel retailer, Imagine Communications Corporation, a media services company, Global Star, Inc., a satellite communications company, B. Riley Financial Inc., a full service investment bank, Standard Diversified Inc., a holding company for various industrial businesses, and Proxim Wireless Corporation, a broadband wireless networking company. Mr. Young received a M.B.A. in Business from Southern Illinois University, Edwardsville, and a B.S. in Computer Science and Mathematics from Graceland University.

There are no family relationships among our directors or executive officers. There is no arrangement or understanding between or among our officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers, and directors. The Code of Conduct is available on our website at www.sonimtech.com. The nominating and corporate governance committee of our board of directors will be responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Audit Committee and Audit Committee Financial Expert

In March 2019, in connection with our initial public offering, Mr. Howe, Ms. Swenson and Mr. Kneuer were appointed and currently serve as members of our audit committee, with Mr. Howe serving as the chairperson of the audit committee. Our board of directors has determined that Mr. Howe is an audit committee financial expert, as defined by SEC rules and regulations.

Our board of directors has determined that each of Mr. Howe, Ms. Swenson and Mr. Kneuer is an independent director under Nasdaq listing rules is independent under Rule 10A-3 of the Exchange Act. Our board of directors has further determined that each of the members of the audit committee satisfy the financial literacy and sophistication requirements of the SEC and Nasdaq listing rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Based on our review of any Forms 3, 4 or 5 filed by such persons and information provided by our directors and officers, we believe that during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to such persons were timely filed, except for one transaction that was reported late on Form 4 by John Kneuer.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2019, consisting of all individuals who served as our principal executive officer during the year ended December 31, 2019, the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of December 31, 2019 and one former executive officer for whom disclosure would have been provided but for the fact that such individual was not serving as an executive officer as of December 31, 2019, were:

•	Thomas W. Wilkinson, our Chief Executive Officer;

•	Robert Plaschke, our former Chief Executive Officer;

•	Robert Tirva, our Chief Financial Officer;

•	James Walker, our former Chief Financial Officer; and

•	Charles Becher, our former Chief Sales and Marketing Officer.

Summary Compensation Table

The following table sets forth information regarding compensation earned during the years ended December 31, 2019 and December 31, 2018 by our named executive officers, or NEOs.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Thomas W. Wilkinson	2019	$93,269	(2)	$—	$—	$246,101	$—		$—		$339,370
Chief Executive Officer
Robert Plaschke	2019	$333,333		$—	$4,948,147	$685,486	$—		$222,741	(3)	$6,189,707
Former Chief Executive Officer	2018	$381,250		$575,000	$—	$—	$400,000		$22,500		$1,378,750
Robert Tirva	2019	$66,667	(4)	$—	$190,970	$188,761	$—		$—		$446,398
Chief Financial Officer
James Walker	2019	$194,792		$—	$415,720	$386,552	$—		$206,250	(5)	$1,203,314
Former Chief Financial Officer	2018	$291,667		$—	$—	$372,810	$206,250		$—		$870,727
Charles Becher	2019	$350,000		$—	$251,620	$231,931	$78,970	(6)	$—		$912,521
Former Chief Sales and Marketing Officer	2018	$350,000		$—	$—	$246,399	$250,000		$—		$846,399

(1)

This column reflects the full grant date fair value for options or stock awards granted during the year ended December 31, 2019 as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The assumptions we used in valuing options are described in Note 8 to our consolidated financial statements included elsewhere in this annual report. These amounts do not necessarily correspond to the actual value that may be recognized from the stock options by the NEOs.

(2)	Mr. Wilkinson served as our Chief Executive Officer since October 2019 and was paid prorated salary amounts based on an annual salary of $400,000.
(3)

Represents $7,349 for World Presidents Organization activities to which Mr. Plaschke was entitled pursuant to his employment agreement and $207,349 in salary continuation payments and $15,392 in reimbursement for COBRA health insurance premiums to which Mr. Plaschke is entitled pursuant to his transition agreement.

(4)	Mr. Tirva served as our Chief Financial Officer since September 2019 and was paid prorated salary amounts based on an annual salary of $300,000.
(5)	Represents $206,250 in salary continuation payments to which Mr. Walker is entitled pursuant to his separation agreement.
(6)	Represents $78,970 in revenue bonus payments based on our financial performance and certain agreed-upon targets.

Outstanding Equity Awards at December 31, 2019

The following table provides information about outstanding equity awards held by each of our named executive officers at December 31, 2019. Awards for Mr. Plaschke, Mr. Walker, and Mr. Becher were granted under our 2012 Equity Incentive Plan and awards for Mr. Wilkinson and Mr. Tirva were granted under our 2019 Equity Incentive Plan.

	Option Awards									Stock Awards
	Number of Securities Underlying Unexercised Options (#)				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned		Option Exercise	Option Expiration		Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable		Unexercisable		Options (#)		Price ($)	Date		(#)		($)
Tom W. Wilkinson	—		200,000	(1)	—		2.48	12/1/2029
Robert Plaschke	103,703		—		—		0.45	10/30/2020	(2)
	83,055	(3)	70,278		—		0.45	10/30/2020	(2)
	—		133,000	(4)	—		10.94	10/30/2020	(2)	67,000	(5)	243,210
Robert Tirva	—		169,000	(6)	—		2.26	10/31/2029		84,500	(7)	306,735
James Walker	201,666		—		—		0.90	1/17//2020	(8)
Charles Becher	149,998	(9)	50,001		—		0.75	2/13/2027
					133,333	(10)	2.55	9/9/2028
			45,000	(11)	—		10.94	4/9/2023		23,000	(12)	83,490
(1)

25% of the shares of common stock underlying the option, or 50,000 shares, will vest in October 2020, the first anniversary of the vesting commencement date, and the remainder will vest in 36 equal monthly installments thereafter, subject to Mr. Wilkinson’s continuous service through the relevant vesting dates. During the 13 months following a change in control, if we terminate Mr. Wilkinson’s employment without cause or if Mr. Wilkinson resigns for good reason, vesting of this option will accelerate in full.

(2)	Pursuant to Mr. Plaschke’s transition agreement, his post-separation option exercise period was extended until October 30, 2020.
(3)

25% of the shares of common stock underlying the option, or 38,333 shares, vested in October 2018, the first anniversary of the vesting commencement date, and 44,722 shares vested in equal monthly installments thereafter based on Mr. Plaschke’s continuous service through the relevant vesting dates.

(4)

25% of the shares, or 33,250 shares, will vest annually beginning in April 2020, the first anniversary of the vesting commencement date, subject to Mr. Plaschke’s continuous service through the relevant vesting dates.

(5)

25% of the shares, or 16,750 shares, will vest annually beginning in April 2020, the first anniversary of the vesting commencement date, subject to Mr. Plaschke’s continuous service through the relevant vesting dates.

(6)

25% of the shares of common stock underlying the option, or 42,250, shares, will vest in September 2020, the first anniversary of the vesting commencement date, and the remainder will vest in 36 equal monthly installments thereafter, subject to Mr. Tirva’s continuous service through the relevant vesting dates. During the 13 months following a change in control, if we terminate Mr. Tirva’s employment without cause or if Mr. Tirva resigns for good reason, vesting of this option will accelerate in full.

(7)

25% of the shares, or 21,125 shares, will vest annually beginning in September 2020, the first anniversary of the vesting commencement date, subject to Mr. Tirva’s continuous service through the relevant vesting dates. During the 13 months following a change in control, if we terminate Mr. Tirva’s employment without cause or if Mr. Tirva resigns for good reason, vesting of this award will accelerate in full.

(8)	Pursuant to Mr. Walker’s separation agreement, his post-separation option exercise period was extended until January 17, 2020.
(9)

25% of the shares of common stock underlying the option, or 50,000 shares, vested in January 2018, the first anniversary of the vesting commencement date, and the remainder will vest in 36 equal monthly installments thereafter, subject to Mr. Becher’s continuous service through the relevant vesting dates. During the 13 months following a change in control, if we terminate Mr. Becher’s employment without cause or if Mr. Becher resigns for good reason, vesting of this option will accelerate with respect to such number of shares that would have vested had Mr. Becher remained employed for 24 months following the date of termination. Mr. Becher’s continuous service terminated in January 2020.

(10)

33,333 shares of common stock underlying this option will vest at the end of each fiscal year in which the revenue plan set forth in Mr. Becher’s employment agreement is exceeded by at least 25%, 33,333 shares underlying this option will vest at the end of each fiscal year in which our gross margin exceeds 39%, and 33,333 shares underlying this option will vest at the end of each fiscal year in which our gross margin exceeds 42%. During the 13 months following a change in control, if we terminate Mr. Becher’s employment without cause or if Mr. Becher resigns for good reason, 25% of the shares underlying this option will accelerate. Mr. Becher’s continuous service terminated in January 2020.

(11)

25% of the shares of common stock underlying the option, or 11,250 shares, will vest in April 2020, the first anniversary of the vesting commencement date, and the remainder will vest in 36 equal monthly installments thereafter, subject to Mr. Becher’s continuous services through the relevant vesting dates.

(12)

25% of the shares, or 5,750 shares, will vest annually beginning in April 2020, the first anniversary of the vesting commencement date, subject to Mr. Becher’s continuous service through the relevant vesting dates.

Agreements with Our Named Executive Officers

Set forth below are descriptions of our employment agreements with our named executive officers. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers that were providing services to the Company as of December 31, 2019, see “—Potential Payments upon Termination or Change in Control.”

Mr. Wilkinson. In October 2019, we entered into an employment agreement with Mr. Wilkinson. Under the terms of the employment agreement, Mr. Wilkinson will receive an annual base salary of $400,000. Further, he is eligible, beginning in the fiscal year 2020, for an annual bonus of 100% of his base salary based on performance against targets to be determined by the Board at the beginning of each year. In the Wilkinson Agreement, the Company has agreed to establish a transaction bonus plan, which will be funded by 10% of the consideration payable to company stockholders in the event of a change in control after deducting transaction expenses, of which Mr. Wilkinson shall have a 50% interest. In addition, Mr. Wilkinson is entitled to receive up to $15,000 each year for his participation in World Presidents Organization activities and a monthly stipend of $2,000 through July 2020 for office space in Austin, Texas. Mr. Wilkinson is eligible to participate in the employee benefit plans generally available to our employees, as well as in discretionary bonuses (if any) approved by the Board from time to time. In December 2019, we granted to Mr. Wilkinson an option to purchase 200,000 shares of the Company’s stock, which option vests over a four-year period subject to continued service to the Company.

Mr. Plaschke. In August 2018, we entered into an employment agreement with Mr. Plaschke. Under the terms of the employment agreement, Mr. Plaschke was entitled to an annual base salary of $400,000 and eligible to receive an annual performance bonus with a target of 100% of his base salary based on our performance against EBITDA objectives, as determined by our board of directors. In addition, Mr. Plaschke was entitled to receive up to $22,500 in funds each year from us for his participation in World Presidents Organization activities. Mr. Plaschke was also eligible to participate in the employee benefit plans generally available to our employees. Upon the listing of our common stock on Nasdaq, we issued Mr. Plaschke a restricted stock award, or the Liquidity Bonus, for 383,197 shares, of which we withheld 172,439 shares to satisfy tax obligations associated with the grant. 50% of the shares subject to the restricted stock award vested once our enterprise value (as defined in Mr. Plaschke’s employment agreement) equaled $125 million, and 100% vested once our enterprise value equaled $150 million.

Mr. Tirva. In September 2019, we entered into an employment agreement with Mr. Tirva, which was amended in December 2019. Under the terms of the employment agreement, Mr. Tirva is entitled to an annual base salary of $300,000 and is eligible to receive an annual bonus of 50% of his base salary based on our performance against EBITDA objectives, as determined by our board of directors. In November 2019, we granted to Mr. Tirva an option to purchase 169,000 shares of common stock and 84,500 restricted stock units. 25% of the shares of common stock underlying the option, or 42,250 shares, will vest in September 2020, the first anniversary of the vesting commencement date, and the remainder will vest in 36 equal monthly installments thereafter, subject to Mr. Tirva’s continuous service through the relevant vesting dates and accelerated vesting upon a change in control (as defined in Mr. Tirva’s employment agreement). The shares underlying the restricted stock units will vest in four equal annual installments starting in September 2020, the first anniversary of the vesting commencement date, subject to Mr. Tirva’s continuous service through the relevant vesting dates and accelerated vesting upon a change in control (as defined in Mr. Tirva’s employment agreement).

Mr. Walker. In August 2018, we entered into an employment agreement with Mr. Walker. Under the terms of the employment agreement, Mr. Walker was entitled to an annual base salary of $275,000 and eligible to receive an annual performance bonus with a target of 75% of his base salary based on our performance against EBITDA objectives, as determined by our board of directors. In September 2018, we granted to Mr. Walker an option to purchase 201,066 shares of common stock. 25% of the shares of common stock underlying the option, or 50,416 shares, vested in January 2019, the first anniversary of the vesting commencement date, and the remainder were subject to accelerated vesting based on our enterprise value (as defined in Mr. Walker’s employment agreement). Mr. Walker was also eligible to participate in the employee benefit plans generally available to our employees.

Mr. Becher. In February 2019, we entered into an employment agreement with Mr. Becher. Under the terms of the employment agreement, Mr. Becher was entitled to an annual base salary of $350,000 and was eligible to receive an annual performance bonus based on our performance against EBITDA objectives, as determined by our board of directors. In addition to the annual cash performance bonus, Mr. Becher was also eligible to receive a revenue bonus based on our financial performance and certain agreed-upon targets. In September 2018, we granted to Mr. Becher an option to purchase 133,333 shares of common stock subject to performance-based vesting. Mr. Becher is also eligible to participate in the employee benefit plans generally available to our employees.

Potential Payments upon Termination or Change in Control

Each of our named executive officers that were providing services to the Company as of December 31, 2019 is eligible to receive certain benefits pursuant to his employment agreement with us, as described below. “Cause,” “good reason,” “enterprise value,” “financial investors” and “change in control” are defined in the applicable employment agreements with each of our named executive officers.

Mr. Wilkinson. Upon Mr. Wilkinson’s termination without cause, or due to his death, permanent disability or for good reason, in either case at any time prior to a change in control or more than 13 months after a change in control, Mr. Wilkinson will receive 12 months of continued base salary and reimbursement for COBRA health insurance premiums for up to 12 months following the date of termination. If Mr. Wilkinson’s employment is terminated without cause, or his employment is terminated for good reason, in either case at any time within 13 months after a change in control, Mr. Wilkinson will receive 18 months of continued base salary, reimbursement for COBRA health insurance premiums for a period of up to 18 months, 150% of his target bonus for the year of termination (assuming full achievement, but no over-achievement, of performance targets under the bonus plan), and accelerated vesting of any then-outstanding options or stock awards. Such payments and benefits are conditioned upon Mr. Wilkinson continuing to comply with certain restrictive covenants applicable to him and upon execution, delivery, and non-revocation of a general release of claims. In addition, any amount payable upon a termination of employment under the Wilkinson Agreement will be paid only if the termination constitutes a separation from service under Section 409A of the Code.

Mr. Tirva. In the event Mr. Tirva’s employment is terminated without cause, or his employment is terminated due to death, permanent disability or for good reason, in either case within 90 days of Mr. Tirva’s start date, Mr. Tirva will receive two months of continued base salary and two months of vesting of stock options and stock awards. In the event Mr. Tirva’s employment is terminated without cause, or his employment is terminated due to death, permanent disability or for good reason, in either case at any time prior to a change in control or more than 13 months after a change in control, Mr. Tirva will receive nine months of continued base salary and reimbursement for COBRA health insurance premiums for a period of up to nine months following the date of termination. In the event that Mr. Walker’s employment is terminated by us for any reason, his employment terminates due to his death or permanent disability, or he resigns for good reason, he will be entitled to a pro rata portion of his target bonus for the year of termination. In the event Mr. Tirva’s employment is terminated without cause or he resigns for good reason within 13 months after our change in control, Mr. Tirva will receive 12 months of continued base salary, reimbursement for COBRA health insurance premiums for a period of up to 12 months following the date of termination and immediate vesting of any then-outstanding options and stock awards. Such payments and benefits are conditioned upon Mr. Tirva continuing to comply with certain restrictive covenants applicable to him and upon execution of an effective general release of claims. In addition, any amount payable upon a termination of employment under the employment agreement will be paid only if the termination constitutes a separation from service under Section 409A of the Code.

Mr. Becher. In the event Mr. Becher’s employment is terminated without cause, or his employment is terminated due to death, permanent disability or for good reason, in either case at any time prior to a change in control or more than 13 months after a change in control, Mr. Becher will receive six months of continued base salary. In the event Mr. Becher’s employment is terminated without cause or he resigns for good reason within 13 months after a change in control of the Company, Mr. Becher will receive 12 months of continued base salary, reimbursement for COBRA health insurance premiums for a period of up to six months following the date of termination, accelerated vesting of the shares granted under Mr. Becher’s option granted in February 2017 that would have vested within 24 months after the date of termination, and accelerated vesting of 25% of the shares granted under Mr. Becher’s option granted in September 2018. Such payments and benefits are conditioned upon Mr. Becher continuing to comply with certain restrictive covenants applicable to him and upon execution of an effective general release of claims. In addition, any amount payable upon a termination of employment under the employment agreement will be paid only if the termination constitutes a separation from service under Section 409A of the Code.

Mr. Plaschke. In October 2019, Mr. Plaschke ceased serving as our chief executive officer and resigned from our board of directors. We entered into a transition agreement with Mr. Plaschke pursuant to which Mr. Plaschke will serve as a senior advisor to our board of directors until April 30, 2020, unless his employment is terminated prior to such time. Pursuant to the transition agreement, Mr. Plaschke is entitled to salary continuation, benefits continuation, and continued vesting under his outstanding equity awards during the transition period. If we terminate Mr. Plaschke’s employment without cause prior to April 30, 2020, vesting of his equity awards shall accelerate as if Mr. Plaschke were employed through April 30, 2020. Also pursuant to the transition agreement, if Mr. Plaschke resigns for any reason prior to April 30, 2020, Mr. Plaschke shall be entitled to salary continuation and COBRA health insurance premiums through April 30, 2020. If we terminate Mr. Plaschke without cause prior to April 30, 2020 or Mr. Plaschke remains employed through April 30, 2020, Mr. Plaschke will be entitled to salary continuation through April 30, 2020, a lump sum payment in an amount to be determined by the Board, which shall be between three and six months of his base salary, COBRA health insurance premiums up to July 30, 2020, and an extension of his post-separation option exercise period until October 30, 2020. Such payments and benefits are conditioned upon Mr. Plaschke continuing to comply with certain restrictive covenants applicable to him and upon execution, delivery, and non-revocation of a general release of claims. In addition, any amount payable upon a termination of employment under the transition agreement will be paid only if the termination constitutes a separation from service under Section 409A of the Code.

Mr. Walker. In September 2019, Mr. Walker ceased serving as our chief financial officer. Pursuant to the terms of the separation agreement with Mr. Walker, he is entitled to nine months of continued base salary and reimbursement for COBRA health insurance premiums for a period of up to nine months following the date of termination. Such payments and benefits are conditioned upon Mr. Walker continuing to comply with certain restrictive covenants applicable to him and his execution of an effective general release of claims. Also pursuant to the separation agreement, we extended his post-separation option exercise period to January 17, 2020.

Transaction Bonus Plan

In December 2019, our board of directors approved a transaction bonus plan that is intended to incentivize Company employees who are in a position to significantly impact the value received by the Company’s stockholders in a change of control transaction. Pursuant to the plan, upon consummation of a change of control transaction, 10% of the consideration payable to Company stockholders, after deducting transaction expenses, will be distributed to plan participants, including Mr. Wilkinson and Mr. Tirva. The Plan has a three-year term and may be extended by the administrator. Subject to the terms of the plan, participants must be continuously providing services to the Company through the date of the closing of a change in control transaction to be eligible to receive a bonus thereunder, and payment is contingent upon delivery and non-revocation of a general release of claims. Our board of directors has allocated a 50% interest in the plan to Mr. Wilkinson and a 10% interest in the plan to Mr. Tirva, which was contingent upon Mr. Tirva’s agreement to serve as our chief financial officer.

Executive Bonus Plan

Our board of directors has approved an executive bonus plan in 2018 whereby the board has approved a target bonus pool for allocation to our executive officers, including our named executive officers, and includes a discretionary fund to be distributed to employees with a title of “vice president” or “director” as well as an additional discretionary pool for our Chief Executive Officer. Each eligible participant has an opportunity to earn a payment based on achievement of corporate performance goals relating to EBITDA targets for the year ended December 31, 2018. Executive officers are eligible for a merit-based bonus in an amount set based on employment grade (ranging from 37.5% to 100% of base annual salary), which is then multiplied by a percentage (ranging from 40% up to 175%) based on achievement of EBITDA targets. For 2018, we paid an aggregate of approximately $1.3 million pursuant to such executive bonus plan. Certain executives, including our named executive officers, were eligible to earn a bonus based on achievement of corporate performance goals relating to EBITDA targets for the year ended December 31, 2019. The EBIDTA targets were not met so no bonus payments were made to our named executive officers in the year ended December 31, 2019.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2019.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during 2019.

Employee Benefit Plans

We believe that our ability to grant equity-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our executive officers with the financial interests of our stockholders. In addition, we believe that our ability to grant options and other equity-based awards helps us to attract, retain and motivate executive officers and encourages them to devote their best efforts to our business and financial success. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. Our executive officers generally are awarded an initial new hire grant upon commencement of employment.

Each of our named executive officers currently holds equity awards under our 2019 Equity Incentive Plan or 2012 Equity Incentive Plan, as applicable, that were granted subject to the general terms thereof and the applicable forms of award agreement thereunder. The specific vesting terms of each named executive officer’s equity awards are described above under “Outstanding Equity Awards as of December 31, 2019.”

Prior to our initial public offering, we granted all equity awards pursuant to our 2012 Equity Incentive Plan. We currently grant all equity awards pursuant to our 2019 Equity Incentive Plan. All options are granted with a per share exercise price equal to no less than the fair market value of a share of our Common Stock on the date of the grant, and generally vest on a monthly basis over 48 months, subject to the continued service with us through each vesting date. All options have a maximum term of up to 10 years from the date of grant, subject to earlier expiration following the cessation of an executive officer’s continuous service with us. Option vesting is subject to acceleration as described above under “Potential Payments upon Termination or Change in Control.” Options generally remain exercisable for three months following an executive officer’s termination, except in the event of a termination for cause or due to disability or death. Restricted stock unit awards, or RSUs, generally vest annually over 4 years, subject to the continued service with us through each vesting date.

Health and Welfare Benefits

We pay premiums for medical insurance, dental insurance, and vision insurance for all full-time employees, including our named executive officers. These benefits are available to all full-time employees, subject to applicable laws.

401(k) Plan

We maintain a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax, or after-tax, basis, up to the statutorily prescribed annual limits on contributions under the Code. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan. We do not currently provide a matching contribution under the 401(k) plan.

Director Compensation

The following table sets forth information regarding compensation earned during the year ended December 31, 2019 by our non-employee directors who served as directors during such year. Messrs. Plaschke and Wilkinson, our former Chief Executive Officer and current Chief Executive Officer, respectively, served on our board of directors but did not receive compensation for their service as directors and the compensation paid to each of Messrs. Plaschke and Wilkinson for their services as employees during the year ended December 31, 2019, is set forth in the “Summary Compensation Table” above.

Name	Fees earned or Paid in Cash ($)	Stock awards (1) (S)	Option awards (1) ($)	Total
Maurice Hochschild	43,071	37,200	84,447(2)	164,718
Alan Howe	32,143	37,200	88,760(2)	158,103
Jeffrey Johnson	25,071	37,200	101,631(2)	163,902
John Kneuer	30,857	37,200	84,447(2)	152,504
Sue Swenson	34,071	37,200	84,447(2)	155,719
Kenny Young	50,000(3)	0	0
Toru Amakasu	0(4)	0	0
Rajan Naik	0(5)	0	0
Bryant Riley	0(6)	0	0

(1)

This column reflects the full grant date fair value for options or stock awards granted during the year ended December 31, 2019 as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The assumptions we used in valuing options are described in Note 8 to our consolidated financial statements included elsewhere in this annual report. These amounts do not necessarily correspond to the actual value that may be recognized from the stock awards by the non-employee directors

(2)

Includes $84,447 as the full grant date fair value for an option issued in December 2019 with performance-based vesting, which grant date fair value assumes the highest level of achievement had been met.

(3)

During the first quarter of 2019, fees for Mr. Young’s service as a director were paid to B. Riley Principal Investments, LLC, Mr. Young’s employer, pursuant to a management services agreement entered into in October 2017, which terminated in connection with our initial public offering. Thereafter, Mr. Young has declined to receive any compensation for his services as a member of the board of directors and any committee thereof.

(4)

Mr. Amakasu resigned from the board of directors in March 2019. Mr. Amakasu did not receive any compensation for his services as a member of the board of directors during the year ended December 31, 2019.

(5)

Mr. Naik resigned from the board of directors in February 2019. Mr. Naik did not receive any compensation for his services as a member of the board of directors during the year ended December 31, 2019.

(6)	Mr. Riley resigned from the board of directors in March 2019. Mr. Riley did not receive any compensation for his services as a member of the board of directors during the year ended December 31, 2019.

Non-Employee Director Compensation Policy

In April 2019, we adopted a non-employee director compensation policy pursuant to which our non-employee directors are eligible to receive compensation for service on our board of directors and committees of our board of directors.

Equity Compensation

Each new non-employee director who joins our board of directors is granted an initial award of restricted stock units under our 2019 Plan having an aggregate value of $165,000 which vest annually over three years from the grant date, subject to continued service as a director through the applicable vesting date.

Notwithstanding the foregoing, the initial award of restricted stock units were not awarded to our non-employee directors until November 13, 2019, at which time the closing price of a share of our common stock was $2.48 share. In an effort to reflect the fact that these awards were intended to be made in connection with our initial public offering, the number of shares subject to each initial award of restricted stock units was determined by reference to the price of our common stock in our initial public offering, or $11 per share.

On the date of each annual meeting of our stockholders, each non-employee director who will continue as a non-employee director following such meeting is granted an annual award of restricted stock units under our 2019 Plan having an aggregate value of $120,000, which units vest in full on the earlier of the first anniversary of the grant date or immediately prior to the next annual meeting of stockholders, subject to continued service as a director through the vesting date.

If a non-employee director is appointed or elected to our board of directors other than in connection with an annual meeting of stockholders, then such non-employee director shall be awarded the full initial grant upon such non-employee director’s appointment or election, and the annual grant to be awarded to such non-employee director at the first annual meeting of stockholders following such appointment or election shall be pro-rated for the number of months served prior to such annual meeting of stockholders.

Each restricted stock unit award granted under the policy will fully vest upon a change of control and the non-employee director’s death or disability.

Cash Compensation

Each non-employee director will receive an annual cash retainer of $35,000 for serving on our board of directors. The non-executive chairperson of our board of directors will receive an additional annual cash retainer of $25,000.

The chairperson and members of the three principal standing committees of our board of directors will be entitled to the following annual cash retainers:

Board Committee	Chairperson Fee	Member Fee
Audit Committee	$15,000	$7,500
Compensation Committee	$10,000	$5,000
Nominating and Corporate Governance Committee	$7,500	$3,750

All annual cash compensation amounts will be payable in equal quarterly installments in arrears, pro-rated based on the days served in the applicable fiscal quarter.

We also reimburse all reasonable out-of-pocket expenses incurred by non-employee directors for their attendance at meetings of our board or directors or any committee thereof.

In addition to the above compensation, in December 2019, in recognition of additional committee work and board assignments, all non-employee directors were awarded options to purchase 43,928 shares of common stock which vest with respect to 75% of the shares at such time as the price of our common stock equals or exceeds $5.00 per share, with respect to 15% of the shares at such time as the price of our common stock equals or exceeds $7.00 per share; and with respect to 10% of the shares at such time as the price of our common stock equals or exceeds $8.00 per share, provided that all shares shall vest in full upon consummation of a change in control transaction.

In October 2017, we entered into a management services agreement with B. Riley Principal Investments, LLC pursuant to which, among other things, Mr. Young served as a member of our board of directors, which agreement was terminated in connection with our initial public offering. Pursuant to the management services agreement, we paid B. Riley Principal Investments, LLC an annual fee of $200,000 for services provided, including for Mr. Young’s continued service on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 9, 2020 (except where otherwise indicated) regarding the beneficial ownership of our common stock by:

•	each person, or group of affiliated persons, who is known by us to own beneficially five percent or more of the outstanding shares of our common stock;

•	each of our current directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

The number of shares owned and percentage ownership in the following table is based on 20,795,510 shares of common stock outstanding on April 9, 2020. Except as otherwise indicated below, the address of each officer and director listed below is c/o 6838 Bee Cave Road, Building 1, Suite 279, Austin TX 78746.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of April 9, 2020. These shares are deemed to be outstanding and beneficially owned by the person holding those options and warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name and Address of Beneficial Owner	Total	Percent
5% Stockholders:
Nokomis Capital, L.L.C. (Brett Hendrickson) (1)	3,692,080	17.75%
Entities Affiliated with B. Riley Financial, Inc. (2)	2,945,595	14.0%
GrizzlyRock Capital, LLC (3)	1,753,130	8.43%
Investec Investments (UK) Limited + Investec Bank plc (4)	1,409,124	6.78%
Entities Affiliated with Daniel Asher (5)	1,075,530	5.28%
Directors and Named Executive Officers:
Thomas W. Wilkinson	—	*
Robert Plaschke	689,060	3.31%
Robert Tirva	—	*
James Walker	201,666	*
Charles Becher	152,272	*
John Kneuer	8,147	*
Maurice Hochschild	5,000	*
Alan Howe	6,458	*
Jeffrey D. Johnson	8,334	*
Susan G. Swenson	5,000	*
Kenny Young (6)	2,945,595	14.0%

*	Represents less than 1% of the outstanding shares of our common stock.
(1)

Based solely on, and in reliance upon, and without independent investigation of, information provided by Nokomis Capital, L.L.C. (“Nokomis Capital”) and Brett Hendrickson in an amended Schedule 13G/A filed with the SEC on February 14, 2020. Each Nokomis Capital and Mr. Hendrickson have shared voting and dispositive powers with respect to 3,692,080 shares. The address of Nokomis Capital and Mr. Hendrickson is 2305 Cedar Springs Rd., Suite 420, Dallas, TX 75201. The Schedule 13G/A filed by the reporting person provides information only as of December 31, 2019, and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed since December 31, 2019.

(2)

Based solely on, and in reliance upon, and without independent investigation of, information provided by B. Riley Financial, Inc., B. Riley Capital Management, LLC, BRC Partners Management GP, LLC, BRC Partners Opportunity Fund, L.P., B. Riley Principal Investments, LLC, B. Riley FBR, Inc., Kenneth Young and Bryant R. Riley in a Schedule 13D filed with the SEC on November 12, 2019. Entities affiliated B. Riley Financial, Inc. have beneficial ownership of (i) 1,139,085 shares of common stock held of record by B. Riley Financial, Inc., (ii) 732,852 shares issuable upon conversion of a convertible promissory note issued to B. Riley Principal Investments, LLC, and (iii) 1,073,658 shares held of record by BRC Partners Opportunity Fund, L.P. B. Riley Financial, Inc., B. Riley Principal Investments, LLC and BRC Partners Opportunity Fund, L.P. are collectively referred to as the B. Riley Entities. BRC Partners Management GP, LLC is the general partner of BRC Partners Opportunity Fund, LP. B. Riley Capital Management, LLC, is the parent company of BRC Partners Management GP, LLC. B. Riley Capital Management, LLC is the sole member of BRC Partners Management GP, LLC and a wholly-owned subsidiary of B. Riley Financial, Inc. Bryant Riley, as Chief Executive Officer of B. Riley Capital Management, LLC and Chairman and Co-Chief Executive Officer of B. Riley Financial, Inc., has voting and dispositive power over the shares held by the B. Riley Entities. The address for B. Riley Financial, Inc. is 21255 Burbank Blvd. Suite 400 Woodland Hills, CA 91367, and the address for BRC Partners Opportunity Fund, LP is 11100 Santa Monica Blvd. Suite 800 Los Angeles, CA 90025.

(3)

Based solely on, and in reliance upon, and without independent investigation of, information provided by GrizzlyRock Capital, LLC (“GrizzlyRock Capital”), GrizzlyRock GP, LLC (”GrizzlyRock GP”), and GrizzlyRock Institutional Value Partners, L.P. (“GrizzlyRock Fund” and together with GrizzlyRock Capital and GrizzlyRock GP, the “GrizzlyRock Group”), Kyle Mowery, Vivaldi Asset Management, LLC (“Vivaldi”) and Vivaldi Holdings, LLC (“Vivaldi Holdings” and together with Vivaldi, the “Vivaldi Group”) in a Schedule 13G/A filed with the SEC on February 13, 2020. In this filing, each of GrizzlyRock Capital, GrizzlyRock GP and the GrizzlyRock Fund may be deemed to have the shared voting and dispositive power with respect to 1,379,337 shares. Mr. Mowery may be deemed to have the shared voting and dispositive power with respect to 1,753,130 shares. Vivaldi and Vivaldi Holdings may be deemed to have the shared voting and dispositive power with respect to 373,793 shares. The address for the GrizzlyRock Group is 191 N. Wacker Drive, Suite 1500, Chicago, IL 60606. The address for the Vivaldi Group is 225 W. Wacker Drive, Suite 2100, Chicago, IL 60606. The Schedule 13G/A filed by the reporting person provides information only as of December 31, 2019, and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed since December 31, 2019.

(4)

Based solely on, and in reliance upon, and without independent investigation of, information provided by Investec Investments (UK) Limited in a Schedule 13G filed with the SEC on February 14, 2020. Investec Investments (UK) Limited has shared voting power with respect to 1,409,124 shares and shared dispositive power with respect to 1,409,124 of the shares. The address of Investec Investments (UK) Limited is 30 Gresham Street, London EC2V7QP, United Kingdom. The Schedule 13G filed by the reporting person provides information only as of December 31, 2019, and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed since December 31, 2019.

(5)

Based solely on, and in reliance upon, and without independent investigation of, information provided by AFO Blackberry LLC (“AFO Blackberry”), AFOB FIP MS, LLC (“AFOB FIP MS”), Equitec Group, LLC (“Equitec Group”), Equitec Proprietary Markets, LLC (“Equitec Proprietary Markets”), Equitec Specialists, LLC (“Equitec Specialists”), Oakmont Investments, LLC (“Oakmont Investments”), Sphinx Trading LP (“Sphinx Trading”), and Daniel Asher in a Schedule 13G filed with the SEC on February 24, 2020. AFO Blackberry is the managing member of AFOB FIP MS and shares voting and dispositive power over 239,655 shares held by AFOB FIP MS. Equitec Group is the sole member of Equitec Proprietary Markets and shares voting and investment power over 422,247 shares owned by Equitec Proprietary Markets. Equitec Specialists shares voting and dispositive power over 300,928 shares. Oakmont Investments is the general partner of Sphinx Trading and shares voting and dispositive power over 112,700 shares held by Sphinx Trading. Mr. Asher is deemed to control (i) AFO Blackberry, (ii) Equitec Group, (iii) Equitec Specialists, and (iv) Oakmont Investments. As a result, Mr. Asher may be deemed to share voting and dispositive power over the shares held by each of AFOB FIP MS, Equitec Proprietary Markets, Equitec Specialists, and Sphinx Trading. The address for Mr. Asher and the affiliates listed above is 111 W. Jackson Blvd., 20th Floor, Chicago, IL 60604. The Schedule 13G filed by the reporting persons provides information only as of December 31, 2019, and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed since December 31, 2019.

(6)

Mr. Young does not own shares in his individual capacity. He is the Chief Executive Officer of B. Riley Principal Investments, LLC and President of B. Riley Financial, Inc. Mr. Young does not have either sole voting or investment control over the B. Riley Entities’ shares and he disclaims beneficial ownership of the B. Riley Entities’ shares.

Equity Compensation Plan Information

The following table provides certain information with respect to all of Sonim’s equity compensation plans in effect as of December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,895,214	(1)	$3.50	1,213,229	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,895,214		$3.50	1,213,229

(1)

The aggregate number consists of the following: 1,128,756 shares subject to options to purchase common stock issued pursuant to our 2012 Equity Incentive Plan as of December 31, 2019, 1,516,958 shares subject to options to purchase common stock issued pursuant to our 2019 Equity Incentive Plan as of December 31, 2019, and 249,500 shares issuable upon vesting of outstanding restricted stock units issued pursuant to our 2019 Equity Incentive Plan as of December 31, 2019.

(2)

Includes 944,828 shares authorized for future issuance under our 2019 Equity Incentive Plan and 268,401 shares authorized for future issuance under our 2019 Employee Stock Purchase Plan as of December 31, 2019. Under our 2019 Employee Stock Purchase Plan, the number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 500,000 shares, unless the board of directors or compensation committee determines prior to such date that there will be a lesser increase, or no increase. Effective January 1, 2020, 204,372 additional shares were added to our 2019 Employee Stock Purchase Plan. The number of shares of common stock reserved for issuance under our 2019 Equity Incentive Plan will automatically increase by the number of shares subject to outstanding stock options or other stock awards that were granted under our 2012 Option Plan that are forfeited, terminated, expire, or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under our 2019 Equity Incentive Plan will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the board of directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase. Effective January 1, 2020, 1,021,861 additional shares were added to our 2019 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2018 to which we have been a participant and in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2019 and 2018, and (ii) any of our directors, executive officers or holders of more than 5% of our share capital, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in the sections titled “Executive Compensation” and “Management—Non-Employee Director Compensation.”

Private Financing

From November 2018 through January 2019, we issued and sold an aggregate of 1,498,533 shares of our common stock at a purchase price of $7.18 per share to certain investors party to a securities purchase agreement, or the SPA, for an aggregate purchase price of approximately $10.8 million. The following table summarizes purchases of our common stock by holders of more than 5% of our capital stock and their affiliated entities. None of our directors or executive officers purchased shares of common stock.

Name	Shares of Common Stock	Aggregate Purchase Price
Nokomis Capital Master Fund, L.P.	696,378	$4,999,994
Entities Affiliated with B. Riley Financial, Inc. (1)	355,411	2,551,851
Verdoso Holdings Limited	55,710	399,998

(1)	Represents shares of common stock purchased by B. Riley Financial, Inc. and BRC Partners Opportunity Fund, LP.

B. Riley Loan Agreement

In October 2017, we entered into a subordinated term loan and security agreement, or the Loan Agreement, with B. Riley Principal Investments, LLC, or B. Riley Investments, an affiliate of B. Riley Financial, Inc., a holder of more than 5% of our capital stock, as amended in March 2018, pursuant to which we may borrow up to $12.0 million principal amount of secured subordinated indebtedness from time to time. Kenny Young, a member of our board of directors is the President of B. Riley Financial, Inc. and chief executive officer of B. Riley Principal Investments, LLC, a wholly owned subsidiary of B. Riley Financial, Inc. Borrowings under the Loan Agreement bear interest at a fixed rate of 10% per annum. In connection with the Loan Agreement, we granted B. Riley Investments a subordinated lien on substantially all of our assets, subject to permitted liens. In October 2017, January 2018, and April 2018, we borrowed $7.0 million, $3.0 million, and $2.0 million, respectively, aggregate principal amount of secured subordinated indebtedness under the Loan Agreement pursuant to the B. Riley Convertible Note. The principal amount of indebtedness under the B. Riley Convertible Note is convertible into shares of our common stock at $8.87 per share. Between the first and second anniversary of the original issue date of the note, between the second and the third anniversary of the original issue date of the note, following the third anniversary of the original issue date of the note and following the fourth anniversary of the original issue date of the note, B. Riley Principal Investments, LLC may elect to convert 75.0%, 50.0%, 25.0% and 12.5%, respectively, of the then-outstanding total principal amount and accrued interest outstanding under the note at the conversion price per share of $8.87. We have the right to prepay amounts under the B. Riley Convertible Note at any time with a prepayment fee if prepaid prior to October 2020 and provided that the principal falls below $10.0 million following prepayment. In July 2019, we prepaid $3.25 million in principal and interest under the R. Riley Convertible Note. We have classified the debt as a current liability from a long-term liability based on the occurrence of a material adverse change in our business, however B. Riley Principal Investments, LLC has not commenced enforcement of its rights thereunder. Upon the occurrence and during the continuance of an event of default under the Loan Agreement, B. Riley Principal Investments, LLC has the option, among other things, to accelerate the debt and foreclose upon the assets pledged as collateral, any of which could severely affect our liquidity and significantly harm our business.

Management Services Agreement

In October 2017, we entered into a management services agreement with B. Riley Principal Investments, pursuant to which B. Riley Investments agreed to provide advisory and consulting services to us for management fees of up to $200,000 per year. We incurred approximately $47,000 and $200,000 of fees under this agreement during the years ended December 31, 2017 and 2018, respectively. The management services agreement terminated at the closing of our initial public offering.

Agreements with Motorola

In August 2016, we entered into a supply and distribution agreement, or the MSI Supply Agreement, with MSI, who was previously a more than 5% holder, pursuant to which we supply hardware and software to MSI and certain of its affiliates at predetermined price schedules set forth in the MSI Supply Agreement. The MSI Supply Agreement has an initial term of three years, after which time the agreement remains in effect until terminated by either party. Since August 2016, we have received approximately $2.2 million in total payments under the MSI Supply Agreement.

In April 2017, we entered into the WAVE® 7000 Public Safety Communication Services Software Development Kit License Agreement, or the WAVE License, with MSI pursuant to which we licensed the WAVE 7000 workgroup communication platform, including related proprietary interfaces, in North America. The WAVE License has an initial term of three years, plus a one year extension at MSI’s election. In addition, in April 2017, we entered into the Radio Application Link Protocol License Agreement, or the Radio Link License, with MSI pursuant to which we licensed the iDEN® radio application link protocol from MSI for the development of products to interface with MSI’s products. The Radio Link License has a term of three years. Each of the WAVE License and the Radio Link License were entered into with MSI in connection with our master services agreement with Southern Communications Services, Inc.

Limitation of Liability and Indemnification of Officers and Directors

Pursuant to our amended and restated certificate of incorporation, we limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. In addition, pursuant to our bylaws and agreements with each of our named executive officers and directors, we indemnify, to the fullest extent permitted by law, such named executive officers and directors against liabilities that may arise by reason of their status or service with us. We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and named executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.

Registration Rights

We are party to an investors’ rights agreement which provides, among other things, that certain holders of our capital stock have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that we are otherwise filing. The parties to the investors’ rights agreement include Robert Plaschke, our former Chief Executive Officer and a member of our board of directors, and entities affiliated with B. Riley Financial, Inc., BRC Partners Opportunity Fund, L.P., Nokomis Capital Master Fund, L.P., Verdoso Holdings Limited, Verdoso Investments S.A., Investec Investments (UK) Limited, Motorola Solutions, Inc. and JVC KENWOOD Corporation.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed the lesser of $120,000 or one percent of the average of our total assets at year- end for the last two completed years in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons will provide that a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter that will be in effect upon completion of this offering will provide that our audit committee shall review and approve or disapprove any related party transactions.

All of the transactions described in this section were entered into prior to the adoption of this policy.

Director Independence

As required under the Nasdaq Stock Market, or Nasdaq listing standards, and our Corporate Governance Guidelines, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees be independent within the meaning of applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Consistent with these considerations, our Board undertook a review of the independence of each director and considered whether any director has a material relationship that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board has affirmatively determined that the following directors are independent directors within the meaning of the applicable Nasdaq listing standards: Ms. Swenson and Messrs. Hochschild, Howe, Johnson, and Kneuer. In making this determination, our Board considered certain relationships and transactions that occurred in the ordinary course of business between the Company and entities which some of our directors are or have been affiliated. The Board determined that such transactions would not impair the particular director’s independence or interfere with the exercise of independent judgment in carrying out director responsibilities.

The Board determined that Mr. Young, by virtue of his employment with B. Riley Principal Investments, LLC as its Chief Executive Officer, is not an independent director within the meaning of the applicable Nasdaq listing standard. By virtue of his employment with the Company as Chief Executive Officer, Mr. Wilkinson is not an independent director. Prior to his resignation from the Board in October 2019, our then-Chief Executive Officer, Mr. Plaschke, was not an independent director.

Item 14. Principal Accountant Fees and Services.

Moss Adams, who performed our audit services for fiscal year 2019, including an examination of the consolidated financial statements and services related to filings with the SEC, has served as our independent registered public accounting firm since 2013.The audit report of Moss Adams on the consolidated financial statements of the company and subsidiaries as of December 31, 2019 expresses an unqualified opinion and includes explanatory paragraphs relating to a going concern emphasis and a change in the method of accounting for revenue.

The following table presents fees for professional audit services rendered by Moss Adams for the audit of our annual financial statements for 2019 and 2018, and fees billed for other services rendered by Moss Adams during 2019 and 2018.

Type of Fees	Fees for Fiscal 2019	Fees for Fiscal 2018
Audit Fees (1)	$651,881	$1,590,306
Audit-Related Fees (2)	—	—
Tax Fees (3)	132,022	—
All Other Fees (4)	—	—

Total Fees	$783,903	$1,590,306

(1)

Audit Fees consist of fees for: professional services rendered for the audit of our consolidated financial statements included in our annual report, the review of our interim consolidated financial statements included in our quarterly reports, and services in connection with our Registration Statement on Form S-1 and Form S-3 related to our initial public offering and services in connection with regulatory filings for 2018.

(2)	There were no Audit-Related Fees in 2019 and 2018.
(3)	Tax Fees consist of fees for tax compliance, advice, and planning.
(4)	There were no All Other Fees in 2019 and 2018.

The audit committee must pre-approve all audit related services and permissible non-audit services (unless in compliance with exceptions available under applicable laws and rules related to immaterial aggregate amounts of services) provided by our independent registered public accounting firm. However, the audit committee may delegate preapproval authority to one or more committee members so long as any such preapproval decisions are presented to the full committee at the next scheduled meeting.

The audit committee has determined that all such services rendered by the independent registered public accounting firm are permissible under applicable laws and regulations, and during 2019, were pre-approved by the audit committee in accordance with the audit committee pre-approval policy. A copy of our audit committee charter and the pre-approval policy attached as Exhibit A to our audit committee charter are available in the investor relations section of our website at www.sonimtech.com.

The audit committee has determined the services provided by Moss Adams are compatible with maintaining the independence of Moss Adams.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:

See Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, which was originally filed with the SEC on March 27, 2020.

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.4	Amended and Restated Bylaws of the Registrant.	S-1	001-38907	3.4	April 15, 2019

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

4.2	Amended and Restated Investor Rights Agreement, by and between the Registrant and the investors listed on Exhibit A thereto, dated November 21, 2012, as amended.	S-1	333-230887	4.2	April 15, 2019

4.3	Securities Purchase Agreement, by and between the Registrant and the purchasers listed on Exhibit A thereto, dated November 2, 2018	S-1	333-230887	4.3	April 15, 2019

4.4	Description of the Registrant’s Securities	10-K	001-38907	4.4	March 27, 2020

10.1	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019

10.2	2019 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-230887	10.2	April 29, 2019

10.3	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019

10.4	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-230887	10.4	April 15, 2019

10.7	Employment Agreement, by and between the Registrant and Charles Becher, dated February 7, 2019.	S-1	333-230887	10.7	April 15, 2019

10.8	Office Lease Agreement, by and between the Registrant and BCSP Crossroads Property LLC, dated May 25, 2006, as amended.	S-1	333-230887	10.8	April 15, 2019

10.9	English language summary of Shenzhen Warehouse Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated February 14, 2016, as amended	S-1/A	333-230887	10.9	April 29, 2019

10.10	English language summary of Shenzhen Plant Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated April 10, 2016, as amended.	S-1/A	333-230887	10.10	April 29, 2019

10.11+	Amended and Restated Global Patent License Agreement, by and between Telefonaktiebolaget LM Ericsson (Publ) and the Registrant, effective as of January 1, 2017.	S-1	333-230887	10.11	April 15, 2019

10.12	Patent License Agreement, by and between Nokia Corporation and the Registrant, effective as of September 23, 2008, as amended.	S-1/A	333-230887	10.12	April 29, 2019

10.13	English language summary of Shenzhen Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated August 28, 2018.	S-1/A	333-230887	10.13	April 29, 2019

10.14	English language summary of Shenzhen Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated January 15, 2019.	S-1/A	333-230887	10.14	April 29, 2019

10.15	Separation Agreement by and between the Registrant and James Walker dated September 9, 2019.	10-Q	001-38907	10.1	November 12, 2019

10.16	Employment Agreement by and between the Registrant and Robert Tirva, dated September 9, 2019.	10-Q	001-38907	10.2	November 12, 2019

10.17	Transition and Separation Agreement by and between the Registrant and Robert Plaschke, dated October 29, 2019.	10-K	001-38907	10.17	March 27, 2020

10.18	Employment Agreement by and between the Registrant and Thomas Wilkinson, dated October 29, 2019.	10-K	001-38907	10.18	March 27, 2020

10.19	Transaction Bonus Plan.	10-K	001-38907	10.19	March 27, 2020

10.20	Subordinated Term Loan and Security Agreement between B. Riley Principal Investments, LLC and the Registrant dated October 23, 2017.	10-K	001-38907	10.20	March 27, 2020

10.21	First Amendment to the Subordinated Term Loan and Security Agreement between B. Riley Principal Investments, LLC and the Registrant dated March 30, 2018.	10-K	001-38907	10.21	March 27, 2020

10.22	Amended and Restated Subordinated Secured Convertible Promissory Note dated April 9, 2018.	10-K	001-38907	10.22	March 27, 2020

10.23*	Amendment to Employment Agreement by and between the Registrant and Robert Tirva, dated December 18, 2019.*				*

21.1	Subsidiaries of the Registrant.	10-K	001-38907	21.1	March 27, 2020

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-38907	23.1	March 27, 2020

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	10-K	001-38907	Signature Page	March 27, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	31.1	March 27, 2020

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	31.2	March 27, 2020

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	32.1	March 27, 2020

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	32.2	March 27, 2020

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+

Portion of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment no. 1 to the Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonim Technologies, Inc.

Date: April 29, 2020	By:	/s/ Robert Tirva
Robert Tirva
Chief Financial Officer