Form 10-Q
period 2020-03-31
SONIM TECHNOLOGIES INC
filed 2020-05-14
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 001-38907

Sonim Technologies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3336783
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6836 Bee Cave Road, Bldg. 1, S#279

Austin, TX 78734

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

As of April 30, 2020, the registrant had 20,806,943 shares of common stock, $0.001 par value per share, outstanding.

i

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2020 and DECEMBER 31, 2019 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$12,362	$11,298
Accounts receivable, net	4,999	10,082
Inventory	16,135	19,531
Prepaid expenses and other current assets	5,064	6,430
Total current assets	38,560	47,341
Property and equipment, net	1,447	1,442
Other assets	6,002	6,676
Total assets	$46,009	$55,459
Liabilities and stockholders’ equity
Current portion of long-term debt	$10,107	$9,821
Accounts payable	5,608	7,234
Accrued expenses	11,618	10,265
Deferred revenue	306	291
Total current liabilities	27,639	27,611
Income tax payable	2,051	1,961
Long-term debt, less current portion	325	362
Total liabilities	30,015	29,934
Stockholders' equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 20,677,360 and 20,437,235 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	21	20
Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized	—	—
Additional paid-in capital	192,183	191,751
Accumulated deficit	(176,210)	(166,246)
Total stockholders’ equity	15,994	25,525
Total liabilities and stockholders’ equity	$46,009	$55,459

The accompanying notes are an integral part of these condensed consolidated financial statements

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020 and 2019 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	2020	2019
Net revenues	$12,706	$26,484
Cost of revenues	10,541	17,463
Gross profit	2,165	9,021
Operating expenses:
Research and development	3,936	6,961
Sales and marketing	3,131	3,726
General and administrative	3,072	2,476
Restructuring costs	1,087	—
Total operating expenses	11,226	13,163
Loss from operations	(9,061)	(4,142)
Interest expense	(319)	(422)
Other expense, net	(401)	(265)
Loss before income taxes	(9,781)	(4,829)
Income tax expense	(183)	(295)
Net loss	$(9,964)	$(5,124)
Net loss per share, basic and diluted	$(0.48)	$(0.32)
Weighted–average shares used in computing net loss per share attributable to common stockholders, basic and diluted	20,613,849	15,783,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2019	15,591,357	$15	$148,641	$(143,527)	$5,129
Beginning balance adjustment – impact of ASC 606				3,115	3,115
Issuance of common stock, net of issuance costs	227,628	1	1,603	—	1,604
Issuance of common stock upon exercise of stock options	54,720	—	41	—	41
Employee and nonemployee stock-based compensation	—	—	47	—	47
Net loss	—	—	—	(5,124)	(5,124)
Balance at March 31, 2019	15,873,705	$16	$150,332	$(145,536)	$4,812

Balance at January 1, 2020	20,437,235	$20	$191,751	$(166,246)	$25,525
Issuance of common stock upon exercise of stock options	240,125	1	209	—	210
Employee and nonemployee stock-based compensation	—	—	223	—	223
Net loss				(9,964)	(9,964)
Balance at March 31, 2020	20,677,360	$21	$192,183	$(176,210)	$15,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	2020	2019
Cash flows from operating activities:
Net loss	$(9,964)	$(5,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	887	892
Stock-based compensation	223	47
Inventory write-downs	407	—
Trade-in guarantee	—	(268)
Non-cash interest expense	255	—
Accretion of debt discount	30	30
Deferred income taxes	53	(11)
Provision for doubtful accounts	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	5,083	11,379
Inventory	2,989	(7,233)
Prepaid expenses and other current assets	1,367	(2,252)
Other assets	32	(1,489)
Accounts payable	(1,746)	(298)
Accrued expenses	1,354	(319)
Deferred revenue	15	(3)
Income tax payable	90	124
Net cash provided by (used in) operating activities	1,075	(4,528)
Cash flows from investing activities:
Purchase of property and equipment	(184)	(82)
Development of tooling and purchased software licenses	—	(109)
Net cash used in investing activities	(184)	(191)
Cash flows from financing activities:
Repayment on long-term debt	(37)	—
Repayment on line of credit	—	(123)
Proceeds from issuance of common stock, net of costs	—	1,604
Proceeds from exercise of stock options	210	41
Net cash provided by financing activities	173	1,522
Net increase (decrease) in cash and cash equivalents	1,064	(3,197)
Cash and cash equivalents at beginning of period	11,298	13,049
Cash and cash equivalents at end of period	$12,362	$9,852
Supplemental disclosure of cash flow information:
Cash paid for interest	$37	$358
Cash paid for income taxes	—	84
Non-cash investing and financing activities:
Other assets included in accounts payable	—	4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 1 —The Company and its significant accounting policies

Description of Business —Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999 and is headquartered in Austin, Texas. The Company is a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobile phones and accessories to several of the largest wireless carriers in the United States— including AT&T and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. Our phones and accessories connect workers with voice, data and workflow applications in two end markets: industrial enterprise and public sector.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption of financial markets. The COVID-19 pandemic may impact the Company’s supply chain to timely produce finished goods, its workforce and the operations of its customers, and is expected to increase airfreight rates. An extended period of global supply chain, workforce availability and economic disruption could significantly affect the Company’s business and statement of financial condition, including the carrying value of long-lived assets, intangibles and goodwill.  While this business disruption is expected to be temporary, the dynamic nature of the virus spread and containment efforts make it difficult to reasonably estimate the impact of COVID-19 on the Company’s business operations, including the duration and impact on overall customer demand at this time.

Liquidity and Ability to Continue as a Going Concern – Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal sources of liquidity as of March 31, 2020 consist of existing cash and cash equivalents totaling approximately $12,362. During the three months ended March 31, 2020, our net loss from operations was $9,964, and it is likely that we will continue to experience operating losses into the future. Our cash balance during the quarter increased by $1,064 primarily through efforts to manage the levels of inventory and accounts receivable, which can only temporarily offset operational shortfalls. Although we believe our current resources, along with expected proceeds from forecasted billings, will provide sufficient funding for planned operations through the end of 2020 substantial doubt exists as to our ability to continue as a going concern for a period of twelve months from the date our unaudited condensed consolidated financials are filed with Securities and Exchange Commission (the “SEC”). We are actively pursuing expanding our business and increasing our revenue opportunities while effectively managing business operations and exploring further cost saving opportunities. We may not be successful in these efforts. The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We may seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq. In addition, global financial crises and economic downturns, including those caused by widespread public health crises such as the COVID-19 pandemic, may cause extreme volatility and disruptions in capital and credit markets, and may impact our ability to raise additional capital when needed on acceptable terms, if at all. If we cannot grow our revenue run-rate or raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.

Financial Statement Presentation—The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited consolidated financial statements for the year ended December 31, 2019. Results of operations for interim periods are not necessarily indicative of annual results of operations. The unaudited condensed consolidated balance sheet at December 31, 2019 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

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

Estimates —The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, but are not limited to, estimates related to revenue recognition; valuation assumptions regarding the determination of the fair value of common stock, the useful lives of our long-lived assets; product warranties; loss contingencies; and the recognition and measurement of income tax assets and liabilities, including uncertain tax positions; The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Notwithstanding the foregoing, the worldwide spread of the COVID-19 pandemic is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. The Company expects this to have a negative impact on its ability to make estimates.  These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Significant accounting policies — There have been no material changes in the accounting policies from those disclosed in the audited 2019 consolidated financial statements.

Revenue Recognition — The Company adopted the requirements of Accounting Standards Codification (“ASC”) 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2019, using the modified retrospective method. Under the modified retrospective method, this guidance is applied to those contracts which were not completed as of January 1, 2019. Refer to New Accounting Pronouncements, Pronouncements adopted in 2019, for a discussion of the effect of the adoption of Topic 606.

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

The Company’s handsets typically require a technical approval process. This process entails design and configuration activities required to conform the Company’s devices to a wireless carrier customer’s specific network requirement. Each wireless carrier defines its own specific functional requirements and certification process in order for the product to be ready for manufacture. While the technical approval process does involve some level of customization, in addition to design and configuration, the Company does not charge separately and is not reimbursed for these activities to the extent that they do not involve significant customization and does not incur these costs in advance of entering into binding agreements with its wireless carrier customers. Such technical approval is obtained prior to shipment.

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

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718). This ASU simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This ASU is effective for nonpublic business entities for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt this standard, resulting in no material impact to the condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). This ASU provides entities with the option to elect to reclassify the income tax effect of the Tax Cuts and Jobs Act on items within AOCI to retained earnings. This ASU is effective for all business entities for annual reporting periods beginning after December 15, 2018. The adoption of ASU 2018-02 did not have an impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2018 and requires a modified retrospective method of adoption. The adoption of ASU 2016-16 did not have an impact on the Company’s condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as amended, which affect various aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendment is effective for nonpublic business entities for annual periods beginning after December 15, 2018. The adoption of ASU 2016-01 did not have an impact on the Company’s condensed consolidated financial statements.

Pronouncements not yet adopted:

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740 in order to reduce cost and complexity of its application.  The ASU removes the exception related to the incremental approach for intra-period tax allocation as well as two exceptions related to account for outside basis differences of equity method investments and foreign subsidiaries. This guidance is effective for fiscal years beginning after December 31, 2021 with early adoption permitted. The Company has not yet started evaluating the potential impact of the new standard on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Changes to the Disclosure Requirements for Fair Value Measurement. The ASU eliminates certain disclosure requirements for fair value measurements for all entities and modifies some disclosure requirements. This ASU is effective for nonpublic entities beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this new standard and the impact it will have on its presentation of the condensed consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. The ASU amendments represent changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. Some amendments do not require transition guidance and are effective immediately. Amendments that require transition guidance have various effective dates. The amendments applicable to and effective for the Company’s 2018 fiscal year did not have a significant impact on the Company’s consolidated financial statements.   The Company has not yet determined the full effects of the remaining amendments within this ASU on its condensed consolidated financial statements, however, many of the remaining amendments are not expected to be applicable to the Company.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for nonpublic business entities beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating this new standard and the impact it will have on its existing accounting policies or presentation of the condensed consolidated statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a liability associated with obligations to make payments under the terms of the arrangement in addition to a right-of-use asset representing the lessee’s right to use, or control the use of the given asset assumed under the lease. The standard will be effective for nonpublic business entities for annual reporting periods beginning after December 15, 2020. The Company is currently evaluating this new standard and the impact it will have on its condensed consolidated financial statements, information technology systems, process, and internal controls.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 2 —Revenue recognition

The following reflect the changes in account balances as a result to adoption of ASC 606:

Three months ended, March 31, 2019 (unaudited)
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Net revenues	$26,484	$26,484	$-
Cost of revenues	17,463	17,105	358
Gross profit	9,021	9,379	(358)
Operating expenses:
Research and development	6,961	8,401	(1,440)
Sales and marketing	3,726	3,726	—
General and administrative	2,476	2,476	—
Total operating expenses	13,163	14,603	(1,440)
Loss from operations	(4,142)	(5,224)	1,082
Interest expense	(422)	(422)	—
Other expense, net	(265)	(265)	—
Loss before income taxes	(4,829)	(5,911)	1,082
Income tax expense	(295)	(295)	—

Net loss	$(5,124)	$(6,206)	$1,082
Net loss per share, basic and diluted	$(0.32)	$(0.39)	$0.07
Weighted–average shares used in computing net loss per share, basic and diluted	15,783,744	15,783,744

The Company recognizes revenue primarily from the sale of products, including our mobile phones and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three months ended March 31, 2020 and 2019, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific model phones. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregation of revenue

The following table presents our Net revenue disaggregated by product category:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Smartphones	$6,218	$14,412
Feature Phones	5,901	10,331
Accessories/Other	587	1,741
Total Revenue	$12,706	$26,484

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

As of December 31, 2019, the total costs to fulfill a contract which were deferred and capitalized upon adoption of ASC 606 totaled $4,524 and were recorded in Other Assets. The total capitalized costs to fulfill a contract is primarily associated with Company’s introduction of the XP8 model phone. As of March 31, 2020, the total costs to fulfill a contract were $4,412.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. As of March 31, 2020, the Company does not have a contract receivable balance. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

obligations. Contract liabilities are presented as a component of deferred revenue on the consolidated balance sheets. As of December 31, 2019, and March 31, 2020, the contract liabilities were $291 and $306, respectively, with the contract liabilities as of March 31, 2020 expected to be recognized into revenue in FY 2020.

The following table is a rollforward of contract balances as of March 31, 2020:

Contractual
Liability
Balance at January 1, 2020	$291
Recognition of revenue	—
Addition of revenue	15
Balance at March 31, 2020	$306

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at March 31, 2020 and 2019, and December 31, 2019.

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

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$9,750	$—	$—	$9,750

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$9,250	$—	$—	$9,250

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the three months ended March 31, 2020 and 2019:

Trade-In
Guarantee
Balance at January 1, 2020	$—
Recognition of revenue	—
Balance at March 31, 2020	$—

Balance at January 1, 2019	$268
Recognition of revenue	(268)
Balance at March 31, 2019	$—

NOTE 4 —Inventory

Inventory consisted of approximately the following:

	March 31, 2020	December 31, 2019
Devices - for resale	$8,860	$13,559
Work in process	399	—
Raw materials	5,357	4,522
Accessories	1,519	1,450
	$16,135	$19,531

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 5 —Warranty Liability

The table below sets forth the activity in the warranty liability, which is included in accrued expenses on the condensed consolidated balance sheet, for the three months ended March 31, 2020 and 2019:

Balance, January 1, 2020	$1,154
Additions	178
Cost of warranty claims	(217)
Balance, March 31, 2020	$1,115

Balance, January 1, 2019	$1,103
Additions	442
Cost of warranty claims	(352)
Balance, March 31, 2019	$1,193

NOTE 6 —Borrowings

Senior Credit Agreement

The Company has a loan and security agreement (“EWB Loan Agreement”) with East West Bank (the “Senior Lender” or “EWB”), as amended. Under the terms of the EWB Loan Agreement, as amended, the Senior Lender has provided for a $8,000 line of credit.

In the future, we may borrow up to $8,000 under the line of credit available under the EWB Loan Agreement; provided that we are not then in default and we maintain amounts on deposit with EWB equal to any amounts borrowed  under the EWB Loan Agreement. As of March 31, 2020, no amounts were outstanding under the EWB Loan Agreement.  As of March 31, 2020, we were in default under the EWB Loan Agreement for a number of reasons including the occurrence of a material adverse change and failure to provide notice of certain events. Borrowings under the EWB Loan Agreement bear interest at 1.0% plus the prime lending rate. Borrowings under the EWB Loan Agreement are secured by a senior lien on substantially all of our assets, including inventory and receivables, subject to permitted liens. In the event of a default under the EWB Loan Agreement, entities affiliated with B. Riley Financial and Investec Investments (UK) Limited, two of our stockholders, have the right to purchase the indebtedness under the EWB Loan Agreement at par and to exercise remedies for the default, in their discretion, as the holders of the indebtedness.

The EWB Loan Agreement contains certain negative and affirmative covenants as well as financial covenants, including covenants that restrict our ability to, among other things, incur or prepay indebtedness on subordinated debt, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, exceed annual capital expenditure limits, as defined, and make changes in the nature of the business. Objective events of default, include, without limitation, nonpayment of principal, interest or other obligations, violation of the covenants, insolvency, and court-ordered judgments. Audited financial statements are required to be submitted to the lenders no later than 120 days after year end. In particular, we are required to maintain a minimum availability under the line of credit under the EWB Loan Agreement of $750 and maintain a fixed charge coverage ratio, defined as the sum of Adjusted Covenant EBITDA plus capital expenditures minus taxes and dividends over fixed charges, of at least 1.05 to 1.00 as of the last of each month.

In 2018, the financial covenants were amended to temporarily suspend the obligation to comply with the minimum fixed charge coverage ratio through September 30, 2018, to increase the minimum fixed charge coverage ratio as of December 31, 2018, and for the last day of each month thereafter, from 1.05 to 1.10, and to increase the minimum excess availability to $1,200. In 2018, the financial covenants were amended to permanently remove the requirement to maintain positive Adjusted Covenant EBITDA. As a result, as of the period ended March 31, 2018, we were no longer subject to this Adjusted Covenant EBITDA financial covenant.  In October 2019, the financial covenants were amended to suspend the obligation to comply with the minimum fixed charge coverage ratio through the maturity date, which was amended to February 28, 2020, a cash block was placed on interest payments under our subordinated debt under the Riley Loan Agreement (as defined below) and the establishment of a blocked account was mandated, following which we may request revolving advances up to the amount on deposit in such blocked account in EWB’s discretion..

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of March 31, 2020, and December 31, 2019, no amounts were outstanding under the EWB Loan Agreement.  As of March 31, 2020 and December 31, 2019, the Company had remaining borrowing capacity of up to $8,000 against the line of credit, provided that such borrowings are conditioned upon us not being in default are otherwise subject to the terms and conditions of the EWB Loan Agreement.  As of September 30, 2019, the Company was not in compliance with one of the financial covenants, specifically the fixed charge coverage ratio, however, the Senior Lender waived such noncompliance in October 2019 by amending the EWB Loan Agreement through February 2020. The Senior Lender subsequently extended the waiver and maturity date to June 2020.  The Company has established a blocked account as required by the Senior Lender to resume future borrowings if needed.

Long-Term Debt

Riley Loan— On October 26, 2017 (the “Effective Date”), the Company entered into a Subordinated Term Loan and Security agreement (the “B. Riley Loan Agreement”) with B. Riley Principal Investments, LLC (“BRPI”), an affiliate of B. Riley Financial, Inc., a shareholder of the Company. Under the original B. Riley Loan Agreement, the Company could borrow principal up to $10,000 via a subordinated secured convertible promissory note (the “Convertible Note”), with an optional conversion feature as described below.

During the year ended December 31, 2018, the Company amended the B. Riley Loan Agreement to increase the available aggregate principal borrowings to $12,000. The 2018 amendments did not change the terms of the original B. Riley Loan Agreement other than to provide a waiver of the defined prepayment penalties if any repayment does not reduce the principal amount outstanding below $10,000. The B. Riley Loan Agreement, as amended, matures on September 1, 2022 (the “Maturity Date”) and carries a stated interest rate of 10% and provided that the first year of interest commencing on October 26, 2018 be compounded into the principal, with interest-only payments beginning thereafter.  In October 2019, a cash block was placed on interest payments under the B. Riley Loan Agreement, which was accepted by BRPI. In March 2020, the cash block on interest payments was removed and scheduled interest payments resumed.

As of March 31, 2020, and December 31, 2019, the total outstanding principal and interest under the B. Riley Loan Agreement, as amended, was $10,258 and $10,003, respectively.  In July 2019, the Company repaid $3,250, or 25% of the principal amount under the B. Riley Loan Agreement and incurred a 2% fee on the amount below the $10,000 threshold as a result of the prepayment.  During the first quarter of 2020, the compounded interest, which was added to the outstanding principal totaled $255.

The Company has classified the debt as a current liability based on the occurrence of a material adverse change in our business, however B. Riley Principal Investments LLC has not commenced enforcement of its rights thereunder.  Upon the occurrence and during the continuance of an event of default under the B. Riley Loan Agreement, BRPI has the option, among other things, to accelerate the debt and foreclose upon the assets pledged as collateral, any of which could severely affect our liquidity and significantly harm our business. In addition, we are unable to borrow under the EWB facility during the continuance of an event of default thereunder or under the B. Riley Loan Agreement, which could severely affect our liquidity and significantly harm our business.

Optional Conversion—On November 2, 2018, the Company amended the optional conversion terms of its existing Convertible Note. As amended, the Convertible Note provides that at any time, on or prior to the Maturity Date, BRPI may elect to convert principal amounts outstanding, including accrued interest, as limited below, into shares of common stock at $8.87 per share. The number of shares of common stock to be issued upon conversion is limited to the sum of (A) the lesser of (i) the principal outstanding and (ii) the aggregate principal amount borrowed under the Loan Agreement to date multiplied by the Designated Percentage as described below, and (B) accrued interest. The “Designated Percentage” is one hundred percent (100%) if the conversion date is prior to the first anniversary of the Effective Date, seventy-five percent (75%) in Year 2 of the Loan Agreement, fifty percent (50%) in Year 3, twenty-five percent (25%) in Year 4, and twelve and a half of percent (12.5%) in the final year of the Loan Agreement on or prior to the Maturity Date.

Promissory Notes Payable—In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements would be paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $472 and $508 at March 31, 2020 and December 31, 2019, respectively.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Other Financing Arrangements—In 2017, the Company entered into three financing arrangements totaling approximately $472 with remaining maturity dates of June 2020 and August 2020. During the quarter ended September 30, 2019, the Company repaid the remaining outstanding balance.

Future aggregate annual principal payment on all long-term debt, excluding discount of $298, are as follows for the next 5 years as of March 31, 2020:

Year Ending, December 31st,
2020	$107
2021	144
2022	10,408
2023	78
$10,737

NOTE 7 —Warrants

During the three months ended March 31, 2020 and year ended December 31, 2019, there was no activity related to the Company’s warrants. The following table discloses warrants issued and outstanding as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Exercise	Number of warrant	Year of	Exercise	Number of warrant	Year of
Issuance date	price	shares	expiration	price	shares	expiration
Common
November 2012	$6.00	7	2028	$6.00	7	2028
November 2012	$6.00	927	2020	$6.00	927	2020
November 2012	$14.50	22	2028	$14.50	22	2028
August 2016	—	—		$0.15	—
Total warrants		956			956

NOTE 8 —Stock-based Compensation

As of March 31, 2020, the Company had the 2012 Equity Incentive Plan (the “2012 Option Plan”) and 2019 Equity Incentive Plan (the “2019 Option Plan”) in place.

As of March 31, 2020, the number of shares available to be issued under the 2019 Option Plan were 2,174,999.  As of March 31, 2020, the number of shares available to be issued under the 2019 Employee Stock Purchase Plan were 472,773.

The Option Plans provides for the grant of incentive and non-statutory stock options (“Options”), stock appreciation rights (“SAR”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) to employees, nonemployee directors, and consultants of the Company. Option awards granted under the Option Plan generally become exercisable ratably over a two-year or four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Company’s Board of Directors, certain awards may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other awards are exercisable only to the extent vested. At March 31, 2020 and December 31, 2019, there were no shares that had been early exercised that were subject to the Company’s repurchase right at that date. The exercise price or strike price for Options and SARs granted under the Option Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive stock options granted under the Option Plan to ten percent or greater stockholders must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and are not exercisable after five years from the date of grant.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company’s board of directors adopted, and its stockholders approved, the 2019 Employee Stock Purchase Plan and the 2019 Equity Incentive Plan in March 2019 and April 2019, respectively, each of which became effective in connection with the IPO.  There are 541,379 shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan. Additionally, the number of shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 500,000 shares, unless the board of directors or compensation committee determines prior to such date that there will be a lesser increase, or no increase. The increase under the 2019 employee Stock Purchase Plan for 2020 was 204,372 shares. 2,906,900 shares of common stock are reserved for future issuance under the 2019 Equity Incentive Plan, plus the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expire or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the board of directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase. The increase under the 2019 Equity Incentive Plan for 2020 was 1,021,861 shares. The purchase price of the shares will not be less than the lesser of an amount equal to 85% of the Fair Market Value of the shares of Common Stock on the Offering Date or an amount equal to 85% of the Fair Market Value of the shares of Common Stock on the applicable Purchase Date.

Stock-based compensation expense for the three months ended March 31, 2020 and 2019 is as follows:

	March 31, 2020	March 31, 2019
Research and development	$60	$4
Sales and marketing	57	11
General and administrative	96	31
Cost of revenues	10	1
	$223	$47

Stock Options:

Stock option activity for the three months ended March 31, 2020 is as follows:

			Weighted average
		Weighted average	remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value
Outstanding at January 1, 2020	2,645,714	$3.50	8.51	$4,184
Options granted	—	$—
Options exercised	(240,125)	$0.87
Options forfeited	(278,791)	$3.44
Options cancelled	—	$—
Outstanding at March 31, 2020	2,126,798	$3.75	6.42	$88

Vested and expected to vest at March 31, 2020	2,126,798	$3.75	6.42	$88
Ending exercisable at March 31, 2020	825,205	$3.40	3.56	$73

As of March 31, 2020, there was approximately $2,901 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Restricted Stock Awards:

The following table summarized the outstanding RSU’s as of March 31, 2020:

RSU's
Outstanding at January 1, 2020	249,500
Granted	—
Forfeited	(23,000)
Outstanding at March 31, 2020	226,500

Vested at March 31, 2020	—

As of March 31, 2020, unvested restricted stock units totaled 226,500 shares.  There were no RSU’s issued for the three months ended March 31, 2020 and 2019.

NOTE 9 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three months ended March 31, 2020 and 2019, the Company recorded provisions for income taxes of $183, and $295, respectively.

On March 27, 2020, the President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions of which only the acceleration of timing of tax refunds for minimum tax credits apply to the Company.  As a result of the CARES Act, the Company reclassified $68,000 of minimum tax credits from a non-current asset to a current asset in the quarter ended March 31, 2020.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act), which significantly changes existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. Beginning in 2018, the Company became subject to the global intangible low-taxed income (GILTI) provisions of the Tax Act on the income of the Company’s foreign subsidiary.  The Company’s foreign subsidiaries are profitable during the three months ended March 31, 2020 and forecast profits for all of 2020.  The GILTI subjects the income of the foreign subsidiaries to U.S. taxation.  The Company’s accounting policy related to the GILTI is to treat GILTI related book/tax differences as period costs and to use the incremental cash tax savings approach in evaluating the Company’s U.S. net operating loss valuation allowance assessment.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions.  In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.  These assessments can require considerable estimates and judgments.  As of March 31, 2020, the gross amount of unrecognized tax benefits was approximately $7,000.  If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required.  If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.  The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

NOTE 10 —Commitments and Contingencies

Royalty payments—The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire in 2021 and 2023. Royalty expense for the three months ended March 31, 2020 and 2019 was $351 and $451, respectively, which are included in cost of revenues on the condensed consolidated statements of operations.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Securities litigation—On September 20, 2019, a purported Sonim stockholder who allegedly purchased stock registered in Sonim’s initial public offering (“IPO”) filed a putative class action complaint in the Superior Court of the State of California, County of San Mateo, captioned Pearson v. Sonim Technologies, Inc., et al., Case No. 19CIV05564, on behalf of himself and others who purchased shares of Sonim registered in the IPO (the “Pearson Action”).  On October 4 and 16, 2019, two additional purported class action complaints substantially similar to the Pearson Action were filed on behalf of different plaintiffs yet the same putative class of Sonim stockholders, in the same court as the Pearson Action.  On October 7, 2019, a substantially similar putative class action lawsuit was filed in the United States District Court for the Northern District of California.  All four complaints allege violations of the Securities Act of 1933 by Sonim and certain of its current and former officers and directors for, among other things, alleged false or misleading statements and omissions in the registration statement issued in connection with the IPO, relating primarily to an alleged failure to disclose software defects in Sonim’s phones and alleged misstatements about performance characteristics of Sonim’s phones.  Sonim intends to defend these matters vigorously.  An adverse outcome in any of these matters, however, could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows for a particular period.  Due to the uncertainty of the outcome of this matter, the Company has not recorded any accruals as of March 31, 2020.

Securities and Exchange Commission Document Request—In March 2020, the Company received a voluntary document request from the Securities and Exchange Commission (“SEC”). The Company has engaged counsel and is currently cooperating with the SEC in the matter.  This document request is in the preliminary stages and the outcome cannot be predicted with any certainty.

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

Contingent severance obligations—The Company has agreements in place with certain key employees (Executive Severance Arrangement) guaranteeing severance payments under certain circumstances. Generally, in the event of termination by the Company without cause, termination due to death or disability, or resignation for good reason, the Company is obligated to the pay the employees: (i) any time before a Change in Control, amounts up to $1,754 or (ii) if at any time within 12 months of a Change in Control, amounts up to $2,345.  As of March 31, 2020, and December 31, 2019, no accrual has been recorded.

On December 11, 2019, the Board of Directors of Sonim Technologies, Inc. (the “Company”) approved the Sonim Technologies Inc. Transaction Bonus Plan (the “Plan”) that is intended to incentivize Company employees who are in a position to significantly impact the value received by the Company’s stockholders in a change of control transaction. Pursuant to the Plan, upon consummation of a change of control transaction, 10% of the consideration payable to Company stockholders, after deducting transaction expenses, will be distributed to Plan participants, including the Company’s named executive officers. The Plan has a three-year term and may be extended by the administrator of the Plan. Subject to the terms of the Plan, participants must be continuously providing services to the Company through the date of the closing of a change in control transaction to be eligible to receive a bonus thereunder, and payment is contingent upon delivery and non-revocation of a general release of claims. In connection with the adoption of the Plan, the Company’s Board of Directors allocated a 50% interest in the Plan to Tom Wilkinson, the Company’s Chief Executive Officer, and a 10% interest in the Plan to Robert Tirva, the Company’s Chief Financial Officer and 25% to 6 other key employees. As of March 31, 2020, no accrual has been recorded.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 11—Related Party Transactions

Management Services Agreement—In October 2017, the Company entered into a management services agreement with B. Riley Principal Investments, an investor, pursuant to which B. Riley Investments agreed to provide advisory and consulting services to the Company. The Company incurred approximately $50 in related consulting fees in each of the three months ended March 31, 2020 and 2019.  At the closing of the Company’s IPO in May 2019, the management services agreement was terminated in accordance with its terms.

NOTE 12 —Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2020 and 2019:

	2020	2019
Numerator:
Net loss allocable to common stockholders	$(9,964)	$(5,124)

Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	20,613,849	15,783,744
Net loss per share, basic and diluted	$(0.48)	$(0.32)

The dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the three months ended March 31, 2020 and 2019, are presented are as follows:

	2020	2019
Shares subject to options to purchase common stock	2,127,840	1,261,946
Unvested restricted stock units	226,500	—
Shares subject to warrants to purchase common stock	956	156,294
Shares subject to term debt optional conversion into common stock	780,058	1,099,278
Total	3,135,354	2,517,518

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

The following table summarizes the revenue by region based on ship-to destinations for the three months ended March 31, 2020 and 2019:

	2020	2019
U.S	$8,218	$20,090
Canada and Latin America	4,079	3,645
Europe and Middle East	348	1,800
Asia Pacific	61	949
	$12,706	$26,484

Long-lived assets located in the United States and Asia Pacific region were $6,102 and $1,347 and $6,626 and $1,492 as of March 31, 2020 and December 31, 2019, respectively.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The composition of revenues for the three months ended March 31, 2020 and 2019 is follows:

	2020	2019
Product Sales	$12,695	$26,332
Services	11	152
Total revenues	$12,706	$26,484

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits at March 31, 2020 and December 31, 2019. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $52 at both March 31, 2020 and December 31, 2019.

Receivables from two customers approximated 51% and 13% of total accounts receivable at March 31, 2020 and two customers approximated 40%, and 28% of total accounts receivable at December 31, 2019.

Revenue from customers with concentration greater than 10% in the three months ended March 31, 2020 and 2019 accounted for approximately the following percentage of total revenues:

	2020	2019
Customer A	25%	*
Customer B	17%	*
Customer C	17%	13%
Customer D	12%	*
Customer E	*	37%
Customer F	*	14%

*	Customer revenue did not exceed 10% in the respective periods.

NOTE 14 —Restructuring Costs

Since November 2019, we have reduced our global headcount from approximately 700 employees at year-end 2018 to approximately 500 employees and contractors as of December 31, 2019. We executed an additional reduction in force of approximately 10% of our U.S. employees in February 2020, as well as in certain of our non-U.S. locations. We have also relocated our headquarters from San Mateo, California to Austin, Texas, a lower cost location.

The table below sets forth the activity in the restructuring costs, which is included in accrued expenses on the condensed consolidated balance sheet, for the three months ended March 31, 2020:

Balance, January 1, 2020	$511
Additions: expensed costs	1,204
Expenses paid out	(321)
Balance, March 31, 2020	$1,394

Total restructuring costs of $1.2 million were broken out between operating expenses of $1.1 and cost of revenues of $0.01 million for the three months ended March 31, 2020.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 15—Covid-19 Uncertainty

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread globally, including in the core markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, and reduced consumer spending.

The future impact of the global emergence of COVID-19 on our business is currently unknown. Our US and India workforce are currently working from home and are conducting business remotely. We were required to close our manufacturing facility in Shenzhen China for approximately three weeks, but it is now back to full operations.  We believe our channel partners generally have sufficient inventory to continue meeting customer needs in the near term, however we have experienced shortages of certain parts such as camera modules and batteries. We are closely monitoring the impact of the COVID-19 global outbreak and its resulting impact on our manufacturing operations and supply chain, with our top priority being the health and safety of our employees, customers, partners, and communities. While we believe our recent restructuring efforts will enable us to improve our supply chain and better address the global economic events related to the COVID-19 virus, there remains uncertainty related to the public health situation globally. The magnitude of any potential impact is unknown, as it is unclear how long it will take for the overall supply chain to return to normal. We are working closely with our partners and suppliers to manage this process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the twelve months ended December 31, 2019. In addition to historical consolidated financial information, the following discussion contains forward-looking statements based on our plans, estimates, and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

The Company is a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobile phones and accessories to several of the largest wireless carriers in the United States— including AT&T and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. Our phones and accessories connect workers with voice, data and workflow applications in two end markets: industrial enterprise and public sector.

Revenues have decreased 52% to $12.7 million in the period ended March 31, 2020 from $26.5 million in the period ended March 31, 2019.  The decline was primarily driven by a slower than expected sales ramp at a major customer along with an inventory buildup at another customer. For the period ended March 31, 2020, approximately 90% of our revenues came from wireless carrier customers and 82% came from our top five customers. For the period ended March 31, 2020, our smartphones accounted for approximately 30% of our units sold and our feature phones accounted for approximately 70% of our units sold, as compared to approximately 35% and 65% respectively for the period ended March 31, 2019.

The completion of the recent merger between Sprint and T-Mobile has created a re-evaluation of the supply chain of this combined carrier. While we have no significant business with T-Mobile, our revenue from Sprint has been material over the past year. We were recently informed that several of our products, specifically the XP5s, XP8 and XP3, would reach end of life at Sprint sooner than expected which could have an impact on our business going forward.  We currently expect this end of life will occur during Q4 of 2020, though we are in discussions to extend that timing.  In addition, sales of our devices will be limited to upgrades and line additions to existing Sonim customers beginning in August of 2020. Upgrades and line additions currently make up approximately 50% of our sales to Sprint.

Impacts of COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread globally, including in the core markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, and reduced consumer spending.

The future impact of the global emergence of COVID-19 on our business is currently unknown. Our US and India workforce are currently working from home and are conducting business remotely. We were required to close our manufacturing facility in Shenzhen China beginning on February 1, 2020 and then leave for approximately three weeks. The factory resumed partial operations with a reduced staff during the week of February 24, 2020, and resumed full operations on March 2, 2020.  We believe our channel partners generally have sufficient inventory to continue meeting customer needs in the near term, however we have experienced shortages of certain parts such as camera modules and batteries. However, demand for our solutions may be reduced as a result of the COVID-19 outbreak and resulting market uncertainty. We are closely monitoring the impact of the COVID-19 global outbreak and its resulting impact on the sale of our solutions, our manufacturing operations and supply chain, with our top priority being the health and safety of our employees, customers, partners, and communities. While we believe our recent restructuring efforts will enable us to improve our supply chain and better address the global economic events related to the COVID-19 virus, there remains uncertainty related to the public health situation globally. The magnitude of any potential impact is unknown, as it is unclear how long it will take for the overall supply chain to return to normal. We are working closely with our partners and suppliers to manage this process.

Our devices are well-equipped to support the deployment of mobile COVID-19 testing centers and temporary healthcare centers, due to the ability to enable critical communications and serve as a rugged hotspot that can quickly provide connectivity for the devices needed in these testing and healthcare centers. As both a phone and a hotspot, our devices support the Band 14 public safety network, ensuring customers can leverage the priority and preemption if necessary. In addition, cleaning and disinfecting chemicals can be applied directly to our devices, which can be aggressively scrubbed and then wiped down to ensure the device is fully sanitized. It is unclear whether these capabilities will result in an increase in our business and results of operations.

The extent of the impact of COVID-19 on our future operational and financial performance will depend on various future developments, including the duration and spread of the outbreak, impact on our employees, impact on our customers, effect on our sales cycles or costs, and effect on our supply chain and vendors, all of which are uncertain and cannot be predicted, but which could have a material adverse effect on our business, results of operations or financial condition. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in Part II, Item 1A “Risk Factors” of this Form 10-Q, that could be heightened due to duration and spread, among other impacts of the pandemic.

Restructuring

Since November 2019, we have reduced our global headcount from approximately 700 employees at year-end 2018 to approximately 500 employees and contractors as of December 31, 2019. We executed an additional reduction in force of approximately 10% of our U.S. employees in February 2020, as well as in certain of our non-U.S. locations. We have also relocated our headquarters from San Mateo, California to Austin, Texas, a lower cost location.

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

Key Metrics

We review a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. In addition to our financial results determined in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we believe the following non-GAAP and operational measures are useful in evaluating our performance related metrics.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Smartphones	14	25
Feature Phones	33	47
Total Units Sold	47	72
Adjusted EBITDA	$(7,265)	$(3,468)

Units Shipped

Our smartphones include the XP6, XP7, and XP8 models.  The number of smartphone units sold during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 decreased by 44%, primarily due to decreased demand for the XP8 model.

Our feature phones include the XP3, XP5, and XP5s models.  The number of feature phone units sold during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 decreased by 30%, primarily due to decreased demand across all product lines.

Adjusted EBITDA

We define Adjusted EBITDA as net loss adjusted to exclude the impact of stock-based compensation expense, depreciation and amortization, net interest expense, and income tax expense. We define Adjusted Covenant EBITDA as Adjusted EBITDA further adjusted to exclude the impact of exchange rate changes. Adjusted EBITDA and Adjusted Covenant EBITDA are useful financial metrics in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments such as stock-based compensation. We use Adjusted Covenant EBITDA to periodically assess compliance with certain covenants and other provisions under our loan and security agreement, as amended from time to time, or the Loan Agreement, with East West Bank, or EWB.

We believe that Adjusted EBITDA and Adjusted Covenant EBITDA, viewed in addition to, and not in lieu of, our reported U.S. GAAP results, provide useful information to investors regarding our performance and overall results of operations for various reasons, including:

•

non-cash equity grants made to employees at a certain price do not necessarily reflect the performance of our business at such time, and as such, stock-based compensation expense is not a key measure of our operating performance; and

•	costs associated with certain one-time events, as applicable, are not considered a key measure of our operating performance.

We use Adjusted EBITDA and Adjusted Covenant EBITDA:

•	as a measure of operating performance;
•	for planning purposes, including the preparation of budgets and forecasts;
•	to allocate resources to enhance the financial performance of our business;
•	to evaluate the effectiveness of our business strategies;
•	to periodically assess compliance with certain covenants and other provisions under the Loan Agreement;
•	in communications with our board of directors concerning our financial performance; and
•	as a consideration in determining compensation for certain key employees.

Adjusted EBITDA and Adjusted Covenant EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

•	they do not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
•	they do not reflect changes in, or cash requirements for, working capital needs;
•	they do not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments; and
•	other companies in our industry may define and/or calculate these metrics differently than we do, limiting their usefulness as comparative measures.

Set forth below is a reconciliation from net loss to Adjusted EBITDA and Adjusted Covenant EBITDA for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31
	2020	2019
Net Loss	$(9,964)	$(5,124)
Adjustments:
Depreciation and Amortization	887	892
Stock Based Compensation Expense	223	47
Interest Expense	319	422
Income Taxes	183	295
Restructuring Costs	1,087	—
Adjusted EBITDA	(7,265)	(3,468)
Exchange Rate	399	265
Adjusted Covenant EBITDA	$(6,866)	$(3,203)

Factors Affecting Our Results of Operations

We believe that the growth and future success of our business depend on many factors. While these factors present significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.

Research and Development

We believe that our performance is significantly dependent on the investments we make in research and development and that we must continue to develop and introduce innovative and high quality, new products on a two to three-year cycle. While the hardware design of our devices is generally the same for all wireless carriers, each device must be configured to conform to the requirements of each wireless carrier’s network, resulting in higher development expenses as the number of wireless carriers we sell through increases. In addition to the design and configuration costs, each device must undergo a multi-month technical approval process at each carrier before it can be certified to be stocked at each carrier. The approval process for each device for each carrier has historically cost between $1-2 million. Prior to commencement of development of a product for certification, we generally do not receive any purchase orders or commitments. Following a carrier’s review of product concepts, we may receive a product award letter from that carrier to move forward with the development and certification process, at which time we may begin receiving advance purchase orders or commitments. Since the timing of when we seek technical approval with our wireless carriers tends to be cyclical in nature, quarter-over-quarter expenditures may vary significantly depending on the number of approvals in process during the quarter. If we fail to innovate and enhance our product offerings, our brand, market position and revenues may be adversely affected. If our research and development efforts are not successful, we will not recover these investments that we make.

New Customer Acquisitions

We are focused on continuing to acquire new customers, both in North America and overseas, to support our long-term growth. Historically, we have been dependent on a small number of wireless carriers distributing our products. We have invested, and expect to continue to invest, in our sales and marketing efforts to drive new customer acquisition. In particular, a key part of our strategy is to further expand the use of our solutions over dedicated LTE networks in the public safety market. We will also continue to invest in international expansion. As a result, we expect our sales and marketing costs to increase as we seek to acquire new customers. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our sales and marketing resources.

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

Results of Operations

The following tables present key components of our results of operations for the three months ended March 31, 2020, compared to results for the same period in 2019:

	March 31, 2020	March 31, 2019	Increase (Decrease)%
Net revenues	$12,706	$26,484	$(13,778)	-52%
Cost of revenues	10,541	17,463	(6,922)	-40%
Gross profit	2,165	9,021	(6,856)	-76%
Total operating expenses	11,226	13,163	(1,937)	-15%
Loss from operations	(9,061)	(4,142)	(4,919)	119%
Interest and other expense, net	(720)	(687)	(33)	5%
Loss before income taxes	(9,781)	(4,829)	(4,952)	103%
Income tax expense	(183)	(295)	112	-38%
Net loss	$(9,964)	$(5,124)	$(4,840)	94%

Net Revenues

For the three months ended March 31, 2020, net revenues decreased to $12.7 million, a 52% decrease compared to $26.5 million in net revenues for the three months ended March 31, 2019. Approximately 97% of net revenues for the first quarter of 2020 was attributable to North America, and Latin America compared to approximately 90% in the first quarter of 2019. Our top four customers accounted for 70% of net revenues in the first quarter of 2020, compared to 74% for the same period in 2019. The decrease resulted primarily a decrease in total units shipped and as well as a lower overall average selling price, or ASP.

Our customer agreements with channel partners set forth the terms pursuant to which our channel partners purchase our products for distribution on a purchase order basis. While these arrangements are typically long term, they generally do not contain any firm purchase volume commitments. As a result, our channel partners are not currently contractually obligated to purchase from us any minimum number of products. The lack of firm purchase volume commitments makes it difficult for us to forecast customer demand. For example, an agreement with a key channel partner previously provided for a firm purchase volume commitment that extended through fiscal year 2018 into the first quarter of 2019.  Following fulfillment of the firm purchase commitment, purchases from this key channel partner decreased due to sufficient inventory levels and it became more difficult to forecast business with this channel partner. While our channel partners provide us with demand forecasts under these sales arrangements, we are generally required to satisfy any and all purchase orders delivered to us within specified delivery windows, with limited exceptions (such as orders significantly in excess of forecasts). Our sales arrangements also generally include technical performance standards for our mobile phones and accessories sold, which vary by channel partner. If a technical issue with any of our covered products exceeds certain preset failure thresholds for the relevant performance standard or standards, the channel partner typically has the right to cease selling the product, cancel open purchase orders and levy certain monetary penalties. In addition, our channel partners retain sole discretion in which of their stocked products to offer their customers.

Gross Profit

Our gross profit for the three months ended March 31, 2020 decreased by $6.9 million compared to the three months ended March 31, 2019. The decrease was driven primarily by a decrease in net revenues of 52%. The decrease in gross profit was primarily attributable to expenses incurred to temporarily shutdown of our manufacturing facility in Shenzhen in the first quarter of 2020, a one-time event which artificially increased cost of goods in the quarter.

Operating Expenses and Net Operating Loss

Our net operating loss for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 increased by $4.8 million, driven primarily by the decrease in revenues and, the increase in cost of revenues which were partially offset by the decrease in operating expenses of $1.9 million. Operating expenses are summarized as follows;

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands, except %)
Research and Development Expense	$3,936	$6,961	$(3,025)	-43%
Sales and Marketing Expense	3,131	3,726	(595)	-16%
General and Administrative Expense	3,072	2,476	596	24%
Restructuring Costs	1,087	—	1,087	100%
Total Operating Expenses	$11,226	$13,163	$(1,937)	-15%

Research and development. Research and development expenses decreased by $3.0 million, or 43% to $3.9 million for the three months ended March 31, 2020 from $6.9 million for the three months ended March 31, 2019. These expenses decreased primarily due to $1.8 million of decreased development costs, for a $0.7 million decrease as a result of reassignment of the product design department to sales and marketing as the team is now more closely aligned with planning for features and customer roadmaps than actual engineering as compared to prior periods, lower IDC costs of $0.3 million and lower consulting fees of $0.2 million.

Sales and marketing. Sales and marketing expenses decreased by $0.6 million, or 16% to $3.1 million for the three months ended March 31, 2020 from $3.7 million for the three months ended March 31, 2019. These expenses decreased primarily due to $0.6 million in lower headcount related costs.

General and administrative. General and administrative expenses increased by $0.6 million, or 24% to $3.1 million for the three months ended March 31, 2020 from $2.5 million for the three months ended March 31, 2019. These expenses increased primarily due to $0.5 million related to increased premiums for the Company’s director and officer insurance coverage and $0.3 million in legal fees partially offset by $0.2 million lower headcount related expenses.

Restructuring costs.  In September 2019, our Board of Directors approved, and our management commenced and completed, a restructuring plan to reduce operating costs and better align its workforce with the needs of our business. During the three months ended March 31, 2020, we recorded costs related to restructuring totaling $1.2 million.

Interest and Other Expense, net

The Company recorded $0.4 million in foreign exchange loss and $0.3 million in net interest expenses for the three months ended March 31, 2020, whereas the Company recorded $0.3 million in foreign exchange loss and $0.4 million in net interest expenses for the three months ended March 31, 2019.

Income Tax Expense

The Company recognized income tax expense of $0.2 million for the three months ended March 31, 2020. Tax expense for the three months ended March 31, 2019 was $0.3 million.

Adjusted EBITDA

Our Adjusted EBITDA for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 decreased by approximately $3.8 million, primarily due to an increase in net loss as a result of a decrease in revenues and gross profit, partially offset by a decrease in operating expenses, as described above.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of March 31, 2020, we had an aggregate of $10.3 million principal and deferred accrued interest outstanding under the B. Riley Convertible Note.

Under the B. Riley Convertible Note issued by the Company pursuant to the Subordinated Term Loan and Security agreement (the “Riley Loan Agreement”), we have borrowed an aggregate principal amount of $12.0 million on a subordinated secured basis. Borrowings bear interest at 10% per year; interest amounts accrued and compounded into principal outstanding until October 2018, following which we are required to pay periodic interest in cash. The B. Riley Convertible Note matures on September 1, 2022. Borrowings under the B. Riley Convertible Note are secured by a subordinated lien on substantially all of our assets, subject to permitted liens. The principal amount of indebtedness under the B. Riley Convertible Note is convertible into shares of our common stock at $8.87 per share. Between the first and second anniversary of the original issue date of the note, between the second and the third anniversary of the original issue date of the note, following the third anniversary of the original issue date of the note and following the fourth anniversary of the original issue date of the note, B. Riley Principal Investments, LLC may elect to convert 75.0%, 50.0%, 25.0% and 12.5%,respectively, of the then-outstanding total principal amount and accrued interest outstanding under the note at the conversion price per share of $8.87. We have the right to prepay amounts under the B. Riley Convertible Note at any time with a 2.0% prepayment fee if paid off before October 2019, a 1.0% prepayment fee if paid off between October 2019 and October 2020 and no prepayment fee thereafter. The prepayment fees are waived if the outstanding principal balance does not fall below $10.0 million following prepayment.  Following a prepayment, in July 2019, the outstanding principal balance fell below the $10.0 million threshold and we paid a minimal prepayment fee. We have classified the debt as a current liability from a long-term liability based on the occurrence of a material adverse change in our business, however B. Riley Principal Investments LLC has not commenced enforcement of its rights thereunder. Upon the occurrence and during the continuance of an event of default under the Riley Loan Agreement, B. Riley Principal Investments has the option, among other things, to accelerate the debt and foreclose upon the assets pledged as collateral, any of which could severely affect our liquidity and significantly harm our business. In addition, we are unable to borrow under the EWB facility during the continuance of an event of default thereunder or under the Riley Loan Agreement, which could severely affect our liquidity and significantly harm our business.

We maintain a credit line with East West Bank (“EWB”) pursuant to the EWB Loan Agreement. In the future, we may borrow up to $8.0 million under the line of credit available under the EWB Loan Agreement; provided that we are not then in default and we maintain amounts on deposit with EWB equal to any amounts borrowed under the EWB Loan Agreement. As of March 31, 2020, no amounts were outstanding under the EWB Loan Agreement. As of March 31, 2020, we were in default under the EWB Loan Agreement for a number of reasons, including the occurrence of a material adverse change and failure to provide notice of certain events. Borrowings under the EWB Loan Agreement bear interest at 1.0% plus the prime lending rate. Borrowings under the EWB Loan Agreement are secured by a senior lien on substantially all of our assets, including inventory and receivables, subject to permitted liens. In the event of a default under the EWB Loan Agreement, entities affiliated with B. Riley Financial and Investec Investments (UK) Limited, two of our stockholders, have the right to purchase the indebtedness under the EWB Loan Agreement at par and to exercise remedies for the default, in their discretion, as the holders of the indebtedness.

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

In 2018, the financial covenants were amended to permanently remove the requirement to maintain positive Adjusted Covenant EBITDA. As a result, as of the period ended March 31, 2018, we were no longer subject to this Adjusted Covenant EBITDA financial covenant.  In October 2019, the financial covenants were amended to suspend the obligation to comply with the minimum fixed charge coverage ratio through the maturity date, which was amended to February 28, 2020, a cash block was placed on interest payments under our subordinated debt under the B. Riley Convertible Note and the establishment of a blocked account was mandated, following which we may request revolving advances up to the amount on deposit in such blocked account in EWB’s discretion. In February 2020, the cash block on interest payments under the B. Riley Convertible Note was removed and the maturity date was amended to June 30, 2020.

As of March 31, 2020, and December 31, 2019, no amounts were outstanding under the EWB Loan Agreement.  As of both March 31, 2020 and 2019, the Company had remaining borrowing capacity of up to $8.0 million against the line of credit, provided that such borrowings are conditioned upon us not being in default and are otherwise subject to the terms and conditions of the EWB Loan Agreement.  As of September 2019, we were not in compliance with one of the financial covenants, specifically the fixed charge coverage ratio, however, EWB waived such noncompliance in October 2019 by amending the EWB Loan Agreement through February 2020.  EWB subsequently extended waiver to May 2020.

Cash and cash equivalents as of March 31, 2020 was $12.4 million, or $1.1 million higher than net cash of $11.3 million at December 31, 2019. The increase was driven primarily by the cash provided from operating activities.

The following table summarizes our sources and uses of cash for the periods presented:

	Three months ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$1,075	$(4,528)
Net cash used in investing activities	(184)	(191)
Net cash provided by financing activities	173	1,522
Net increase (decrease) in cash and cash equivalents	1,064	(3,197)

Cash flows from operating activities

For the three months ended March 31, 2020, cash provided in operating activities was $1.0 million, primarily attributable to net loss of $9.9 million, partially offset by a net change in our net operating assets and liabilities of $9.2 million, and non-cash charges of $1.8 million. Non-cash charges primarily consisted of $0.9 million in depreciation and amortization, $0.4 million in inventory write-downs, $0.3 million in non-cash interest expense and $0.2 million in stock compensation expense. The change in our net operating assets and liabilities was primarily due to a $5.1 million decrease in accounts receivables, a $2.9 million decrease in inventory, a $1.4 million decrease in prepaid expenses and other current assets, partially offset by a $0.3 million net decrease in accounts payable and accrued expenses.

For the three months ended March 31, 2019, cash used in operating activities was $4.5 million, primarily attributable to net loss of $5.1 million and a net change in our net operating assets and liabilities of $0.1 million, partially offset by non-cash charges of $0.7 million. Non-cash charges primarily consisted of $0.9 million in depreciation and amortization, partially offset by non-cash revenue of $0.3 million under our trade-in guarantee program. The change in our net operating assets and liabilities was primarily due to a $11.4 million decrease in accounts receivable, partially offset by a $7.2 million increase in inventory, a $2.3 million increase in prepaid expenses and other current assets, a $1.5 million increase in other assets, and a $0.6 million decrease in accounts payable and accrued expenses.

Cash flows from investing activities

For the three months ended March 31, 2020, cash used in investing activities was $0.2 million attributable to purchases of property and equipment.

For the three months ended March 31, 2019, cash used in investing activities was $0.2 million, attributable to tooling development and purchases of software licenses of $0.1 million and purchases of property and equipment $0.1 million.

Cash flows from financing activities

For the three months ended March 31, 2020, cash provided by financing activities was primarily derived from the proceeds of the exercise of stock options of $0.2 million, partially offset by the net repayment on debt.

For the three months ended March 31, 2019, cash provided by financing activities was primarily derived from the proceeds from a private equity financing of shares of common stock that closed in January 2019 for $1.6 million, partially offset by the net repayment on the line of credit of $0.1 million.

Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal sources of liquidity as of March 31, 2020 consist of existing cash and cash equivalents totaling approximately $12.4 million. During the three months ended March 31, 2020, our net loss from operations was $9.9 million and it is likely that we will continue to experience operating losses into the future. Our cash balance during the quarter increased by $1.1 million primarily through efforts to manage the levels of inventory and accounts receivable, which can only temporarily offset operational shortfalls. Although we believe our current resources, along with expected proceeds from forecasted billings, will provide sufficient funding for planned operations through the end of 2020 substantial doubt exists as to our ability to continue as a going concern for a period of twelve months from the date our unaudited condensed consolidated financials are filed with Securities and Exchange Commission (the “SEC”). We are actively pursuing expanding our business and increasing our revenue opportunities while effectively managing business operations and exploring further cost saving opportunities. We may not be successful in these efforts. The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We may seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq. In addition, global financial crises and economic downturns, including those caused by widespread public health crises such as the COVID-19 pandemic, may cause extreme volatility and disruptions in capital and credit markets, and may impact our ability to raise additional capital when needed on acceptable terms, if at all. If we cannot grow our revenue run-rate or raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had not entered into any off-balance sheet arrangements and did not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates risk

We had cash and cash equivalents totaling $12.4 million and $11.3 million as of March 31, 2020 and December 31, 2019, respectively. We had no short-term investments as of March 31, 2020 and December 31, 2019. Our cash and cash equivalents consist of cash in bank accounts and money market funds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the nature of our cash and cash equivalents, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter to which this report related that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

In March 2020, we received a voluntary document request from the Securities and Exchange Commission (“SEC”). We have engaged counsel and are currently cooperating with the SEC in the matter.  This document request is in the preliminary stages and the outcome cannot be predicted with any certainty.

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

Item 1A. Risk Factors.

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition, or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline, and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K

Risks Related to Our Business

*The effects of the coronavirus pandemic could have a material adverse effect on our business, financial results, and results of operations.

In December 2019, a strain of the coronavirus surfaced in Wuhan, China, and over the course of the first quarter 2020, the World Health Organization escalated its assessment of the coronavirus threat, finally characterizing it as a pandemic on March 11, 2020. The situation relating to the coronavirus pandemic is complex and rapidly evolving, with a broad number of governmental and commercial efforts to contain the spread of the virus globally. The duration and extent of the impact of the coronavirus pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees, customers, industry partners, suppliers and third party dealers, distributors, and resellers.

The federal, state, and local governments as well as foreign governments have imposed several protocols and regulations restricting the physical movement of individuals in an effort to limit the spread of the coronavirus. Our US and India workforce are currently working from home and are conducting business remotely. We were required to close our manufacturing facility in Shenzhen China beginning on February 1, 2020 and then leave for approximately three weeks. The factory resumed partial operations with a reduced staff during the week of February 24, 2020, and resumed full operations on March 2, 2020. We believe our channel partners generally have sufficient inventory to continue meeting customer needs in the near term, however we have experienced shortages of certain parts such as camera modules and batteries. However, demand for our solutions may be reduced as a result of the COVID-19 outbreak and resulting market uncertainty. We are closely monitoring the impact of the COVID-19 global outbreak and its resulting impact on the sale of our solutions, our manufacturing operations and supply chain, with our top priority being the health and safety of our employees, customers, partners, and communities. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having office workers work remotely, suspending employee travel, and withdrawing from certain industry events. The potential negative effects to our operations, including reductions in production levels, research and development activities, and increased costs resulting from our efforts to mitigate the impact of the coronavirus, may adversely affect our ability to provide our services and solutions.

Similarly, many of our suppliers, customers, distributors, and resellers have temporarily suspended or modified their business operations as a result of the coronavirus pandemic. We may experience disruptions to our supply chain, which could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. In addition, our customers, distributors, and resellers may be limited in their abilities to make timely payments or they may seek to suspend or terminate existing agreements. A decrease in demand or pricing for our products could materially adversely affect our business, financial condition, and results of operations. In addition, the continued spread of the coronavirus has led to disruption and volatility in the worldwide credit and financial markets, which could limit our ability to obtain external financing and result in a higher rate of losses on our accounts receivables due to credit defaults, adversely affecting our liquidity.

If the coronavirus becomes more prevalent in the locations where our customers, suppliers, or we conduct business, we may experience more pronounced disruptions in our operations. If we are not able to respond to and manage the impact of such events effectively, our business and results of operations in future periods may be adversely affected. Moreover, the impacts of the coronavirus pandemic may exacerbate other pre-existing risks, such as global economic conditions, political, regulatory, social, financial, operational and cybersecurity, any of which could have a material adverse effect on our business.

*We have not been profitable in recent years and may not achieve or maintain profitability in the future.

We have incurred significant net losses since 2013 and have an accumulated deficit of $176.2 million as of March 31, 2020. We are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which would negatively impact our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	research and development related to our solutions, including investments in our engineering and technical teams;

•	expansion of our sales and marketing efforts;

•	general and administrative expenses, including legal and accounting expenses related to being, a public company; and

•	continued expansion of our business.

These investments may not result in increased revenues or growth in our business. Additionally, we have recently and may continue to encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to achieve or maintain profitability over the long term or continue as a going concern.  Our consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal sources of liquidity as of March 31, 2020 consist of existing cash and cash equivalents totaling $12.4 million, which includes the impact of approximately $36.8 million in proceeds from our initial public offering of common stock that closed in May 2019. During the three months ended March 31, 2020, approximately $1.0 million of cash was provided from operating activities. Due to these conditions, along with reductions in our current revenue run-rate, substantial doubt exists as to our ability to continue as a going concern.  Our audited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq.  If we cannot grow our revenue run-rate or raise needed funds, we might be forced to make additional reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.

*We rely on our channel partners to generate a substantial majority of our revenues. If these channel partners fail to perform or if we cannot enter into agreements with channel partners on favorable terms, our operating results could be significantly harmed.

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

We enter into master sales arrangements with the majority of our channel partners (including channel partners contributing over 90% of our total revenues for the years ended December 31, 2019 and 2018) under which our partners purchase our products for distribution on a purchase order basis. While these arrangements are typically long term, they generally do not contain any firm purchase volume commitments, although a prior agreement with a key channel partner provided for a firm purchase volume commitment that extended through fiscal year 2018 into the first quarter of 2019. Following fulfillment of the firm purchase commitment, purchases from this key channel partner decreased due to sufficient inventory levels and it became more difficult to forecast business with this channel partner. As a result, unlike in those prior periods, our channel partners are not contractually obligated to purchase from us any minimum quantity of products. While our channel partners provide us with demand forecasts under these sales arrangements, we are generally required to satisfy any and all purchase orders delivered to us within specified delivery windows, with limited exceptions (such as orders significantly in excess of forecasts). If we are unable to efficiently manage our supply and satisfy purchase orders on a timely basis to our channel partners, we may be in breach of our sales arrangements and lose potential sales. Our sales arrangements also generally include technical performance standards for our mobile phones and accessories sold, which vary by channel partner. If a technical issue with any of our covered products exceeds certain preset failure thresholds for the relevant performance standard or standards, the channel partner typically has the right to cease selling the product, cancel open purchase orders and levy certain monetary penalties. If our products suffer technical issues or failures following sales to our channel partners, we may be subject to significant monetary impact and our channel partners may cease making purchase orders, which would significantly harm our business and results of operations. In addition, our channel partners retain sole discretion in which of their stocked products to offer their customers. While we may offer limited customer incentives, we generally have limited to no control over which products our channel partners decide to offer or promote, which directly impacts the number of products that our partners will purchase from us.

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

*We are in default under our credit facilities and as a result, B. Riley may accelerate amounts owed under such facilities and may foreclose upon the assets securing our obligations and our liquidity could be adversely impacted.

In October 2017 (the “Effective Date”), we entered into a Subordinated Term Loan and Security agreement (the “Riley Loan Agreement”) with B. Riley Principal Investments, LLC (“BRPI”). To secure our performance of our obligations under the Riley Loan Agreement, we granted BRPI a subordinated security interest in all of our assets, including our intellectual property. As of March 31, 2020, we were in default under the Riley Loan Agreement for a number of reasons, including the occurrence of a material adverse change and failure to provide notice of certain events.  Upon the occurrence and during the continuance of an event of default under the Riley Loan Agreement, BRPI has the option, among other things, to accelerate the debt, which was in the amount of $10.3 million as of March 31, 2020, and foreclose upon the assets pledged as collateral, any of which could severely affect our liquidity and significantly harm our business. In addition, we are unable to borrow under the EWB facility during the continuance of an event of default thereunder or under the Riley Loan Agreement, which could severely affect our liquidity and significantly harm our business.

*In the three months ended March 31, 2020 and 2019, approximately 70% and 74%, respectively, of our revenues, were derived from our top four customers. We expect our revenues to continue to be heavily concentrated among our top customers, and the loss of, or significant reduction in orders from, any of these customers could significantly reduce our revenues and adversely impact our operating results.

In 2018, three of the four largest U.S. wireless carriers, and the three largest Canadian wireless carriers, began stocking our entire next generation product portfolio following their certification of our products, resulting in significant revenue concentration among these carriers. In addition to the certification and stocking of our products by these wireless carriers, revenue increased among such wireless carriers as a result of increases in awareness of our brand among end users and end customers over the past several years, new product launches and an increased focus by carriers such as AT&T and Verizon on dedicated public safety networks, including FirstNet. We expect our revenues to remain heavily concentrated among these top wireless carriers, and we will be substantially dependent on these wireless carriers continuing to purchase and promote our products to their sales channels as well as customer demand for devices and services from these wireless carriers (factors over which we do not have any control). For example, we anticipate future sales to Sprint will cease at the end of Q4 2020 as a result of the restructuring of Sprint following its acquisition by T-Mobile. As a result, our customer concentration has increased and may increase more in the future.  The loss of one or more additional significant customers, or reduced demand or purchases from our current significant customers, would result in significant harm to our revenues and results of operations, and our growth could be limited.

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

Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources and experience than we do. In addition, because of the higher volume of components that many of our competitors purchase from their suppliers, they are able to keep their supply costs relatively low and, as a result, may be able to recognize higher margins on their product sales than we do. Many of our competitors may also have existing relationships with the channel partners who we use to sell our products, or with our potential customers. This competition may result in reduced prices, reduced margins and longer sales cycles for our products. Our competitors may also be able to respond to new or emerging technologies and changes more quickly and cost-effectively in customer requirements. The combination of brand strength, extensive distribution channels and financial resources of the larger vendors could cause us to lose market share and could reduce our margins on our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely impacted. If we are unable to successfully compete with our competitors, our sales would suffer and as a result our financial condition will be adversely impacted.

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

*If we fail to adequately forecast demand for our inventory and supply needs, we could incur additional costs or experience manufacturing delays, which could reduce our gross margin or cause us to delay or even lose sales.

Because our production volumes are generally based on a forecast of channel partner demand rather than firm purchase commitments from our major customers, with the exception of one key channel partner through fiscal year 2018 into the first quarter of 2019, our forecasts have been, and there is a risk that our forecasts could be in the future, inaccurate and there is a risk that we will be unable to sell our products at the volumes and prices we expect, which may result in excess inventory. In addition, our forecast for 2020, do not initially include the impact of the COVID-19 pandemic on our channel partners’ business or the demand impact the pandemic may have on their customers’ demand. We provide, and will continue to provide, forecasts of our demand to our third-party suppliers prior to the scheduled delivery of products to our channel partners. While we have provided updated forecasts that incorporate our estimates regarding the impact of the COVID-19 pandemic, the dynamic nature of the virus spread and containment efforts make it difficult to reasonably estimate the impact of COVID-19 on the company’s business operations, including the duration and impact on overall customer demand at this time. If we overestimate our requirements, our contract manufacturers may have excess component inventory, which could increase our costs. If we underestimate our requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues, lost sales, or we could incur unplanned overtime costs to meet our requirements, resulting in significant cost increases. For example, certain materials and components used to manufacture our products may reach end of life during any of our product’s life cycles, following which suppliers no longer provide such expired materials and components. This would require us to either source and qualify an alternative component, which could require a re-certification of the device by the wireless carriers and/or regulatory agencies, or forecast product demand for a final purchase of such materials and components that may reach end of life to ensure that we have sufficient product inventory through a product’s life cycle. If we overestimate forecasted demand, we will hold excess end-of-life materials and components resulting in increased costs. If we underestimate forecasted demand, we could experience delays in shipments and loss of revenues.

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

*We may not be able to continue to develop solutions to address user needs effectively in an industry characterized by ongoing change and rapid technological advances.

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

Future success will depend on our ability to adapt in this evolving environment effectively and economically. We could incur substantial costs as we modify our business to adapt to these changes and may even be unable to adapt to these changes. For example, we intend to develop a rugged platform based on next generation micro-processors and enabled for 5G voice and data communications.  Our inability to develop devices that are compliant with these evolving standards and capabilities, on a cost-efficient basis or at all, may decrease customer demand for our products and could have a negative impact on our business, financial condition and results of operations.

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

Since November 2019, we have reduced our global headcount from approximately 700 employees at year-end 2018 to approximately 500 employees as of December 31, 2019. In addition, we executed an additional reduction in force of approximately 10% of our US employees in February 2020. We took these actions in an effort to reorganize the company into a leaner, lower cost organization focused on a path to growth and profitability.  These reductions in force, and the attrition that may occur following these reductions, will result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations.  These restructuring and additional measures we might take to reduce costs could divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, or cause us to delay, limit, reduce or eliminate certain product development plans, each of which could have an adverse impact on our business, operating results and financial condition.

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

*A security breach or other significant disruption of our IT systems or those of our partners, suppliers or manufacturers, caused by cyberattacks or other means, could have a negative impact on our operations, sales, and operating results.

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

Further, any terrorist attacks, material disruption to our information technology systems or any data security breaches, including due to cyber-attacks, could hinder or delay the development and sale or performance of our products or otherwise adverse affect us. Such significant disruptions of our, our third party vendors’ and/or business partners’ information technology systems or data security breaches, including in our remote work environment as a result of COVID-19, could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our customers, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in legal and financial exposure. In addition, security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may further harm us. Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.

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

We are generally required, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits.  We also have certain contractual obligations to the underwriters regarding the pending shareholder lawsuits, and we could have such contractual indemnification obligations to underwriters in future lawsuits.  While a certain amount of insurance coverage may be available for expenses or losses associated with these lawsuits, this coverage is subject to deductibles and may not otherwise prove to be sufficient.  Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, with regards to these lawsuits; therefore, no litigation reserve has been recorded in the accompanying condensed consolidated financial statements.  Although we plan to defend against these lawsuits vigorously, there can be no assurances that a favorable final outcome will be obtained.  These lawsuits or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs, or damage awards that could have a material impact on our financial position, results of operations, and cash flows.

*The unfavorable outcome of any future litigation, arbitration or administrative action could have a significant adverse impact on our financial condition or results of operations.

From time to time we are a party to litigation, arbitration, or administrative actions.  For example, in September and October 2019, four putative class action lawsuits were filed against us, and, in March 2020, we received a voluntary document request from the Securities and Exchange Commission with which we are complying. Additionally, our business may bring us into conflict with third parties with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. Our financial results and reputation could be negatively impacted by unfavorable outcomes to any future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act, the U.K. Bribery Act, or other anti-corruption laws. Monitoring, initiating and defending against legal actions is time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation. Lawsuits are subject to inherent uncertainties, and defense and disposition costs depend upon many unknown factors. Lawsuits could result in judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of our stockholders' investment in our common stock.  There can be no assurances as to the favorable outcome of any litigation or administrative proceedings. In addition, it can be very costly to defend litigation or administrative proceedings and these costs could negatively impact our financial results.

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

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If additional class action litigation was instituted against us, in addition to the four class action lawsuits to which we and certain of our former officers and current and former directors are currently subject, as described in Item 1. Legal Proceedings, such matters could further divert the time and attention of our management from our business and seriously harm our business, financial condition and results of operations.

*We may fail to continue to meet the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

The listing standards of the Nasdaq Global Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. The closing bid price of our common stock has fluctuated below $1.00 per share in 2020. While the Nasdaq listing standards have been recently relaxed due to the stock market volatility associated with the COVID-19 pandemic, as a general matter if the closing bid price of our common stock were to remain below $1.00 per share for 30 consecutive trading days, or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The Nasdaq Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.  In addition, the delisting of our common stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital.

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

*Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; any action as to which Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. .

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

Company Name

Date: May 14, 2020	By:	/s/ Tom Wilkinson
Tom Wilkinson
Chief Executive Officer

Date: May 14, 2020	By:	/s/ Robert Tirva
Robert Tirva
Chief Financial Officer