Form 10-K/A
period 2019-12-31
SONIM TECHNOLOGIES INC
filed 2020-06-02
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

At May 31, 2020, 20,896,692 shares of Common Stock, par value $0.001, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2020 (“Original Filing Date”), and amended on April 29, 2020 (“Amendment No. 1”), to amend Part II Item 7, “Management’s Discussion and Analysis of Financial Condition, Results of Operations and Critical Accounting Policies”, to correct information regarding the number of mobile phones we sold during 2019 (from “approximately 320,300” to “approximately 327,000”) and the percentages thereof that were sold to our largest customers.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part II Item 7 and Item 15 of the Original Filing, as amended by Amendment No.1, are hereby amended and restated in their entirety. This Amendment No. 2 does not amend, modify, or otherwise update any other information in the Original Filing, as amended by Amendment No. 1. In addition, this Amendment No. 2 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 2 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition, Results of Operations and Critical Accounting Policies.

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes thereto contained in  Part IV of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under  Item 1A.,“Risk Factors,” included in  Part I of this Annual Report on Form 10-K.

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

Our first mobile device was introduced and began shipping in low volumes in 2006, primarily in Europe, and in increasing volumes in 2012 in Canada through Bell. In late 2012, we first shipped to U.S. wireless carriers, AT&T and Sprint, but between 2012 and 2017, we had (i) only one or two mobile phones in our product portfolio being sold at any one time, (ii) only a handful of wireless carriers selling such phones and (iii) such phones being sold generally as a non-stocked product. In 2018, three of the four largest U.S. wireless carriers and the three largest Canadian wireless carriers certified certain of our products and decided to stock our entire next generation product portfolio, for the first time in our history, resulting in our revenues increasing by more than 100% from the year ended December 31, 2017 to the year ended December 31, 2019. Revenues have decreased from $135.7 million for the year ended December 31, 2018 to $116.3 million for the year ended December 31, 2019. In 2019, we sold approximately 327,000 mobile phones to wireless carriers with approximately 36%, 31% and 18% sold to AT&T, Sprint and Verizon, respectively, compared to a total of approximately 287,500 to wireless carriers in 2018. In addition to acceptance by these large wireless carriers of our product portfolio, expanded adoption of our mobile phones was driven by increases in awareness over the past several years following sales and marketing efforts directed at wireless carriers, new product launches and the increased focus by carriers, such as AT&T and Verizon on dedicated public safety networks, including FirstNet. We expect to continue unit sales volumes with these wireless carriers and anticipate launching additional products starting in 2020 following customization and certification processes. In March 2019 and April 2019, we launched commercial sales of our XP3 mobile phone on the Sprint network and AT&T network (including FirstNet), respectively, in each case following technical acceptance by the applicable wireless carrier.

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

We recognized an expense for income taxes of $1.4 million during 2019 as compared to an expense of $0.8 million during 2018. The increase in tax expense in 2019 was primarily due to the Company’s increase in earnings in the foreign subsidiaries and uncertain tax position accrual.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. See Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, which was originally filed with the SEC on March 27, 2020.

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.4	Amended and Restated Bylaws of the Registrant.	S-1	001-38907	3.4	April 15, 2019

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

4.2	Amended and Restated Investor Rights Agreement, by and between the Registrant and the investors listed on Exhibit A thereto, dated November 21, 2012, as amended.	S-1	333-230887	4.2	April 15, 2019

4.3	Securities Purchase Agreement, by and between the Registrant and the purchasers listed on Exhibit A thereto, dated November 2, 2018	S-1	333-230887	4.3	April 15, 2019

4.4	Description of the Registrant’s Securities	10-K	001-38907	4.4	March 27, 2020

10.1	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019

10.2	2019 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-230887	10.2	April 29, 2019

10.3	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019

10.4	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-230887	10.4	April 15, 2019

10.7	Employment Agreement, by and between the Registrant and Charles Becher, dated February 7, 2019.	S-1	333-230887	10.7	April 15, 2019

10.8	Office Lease Agreement, by and between the Registrant and BCSP Crossroads Property LLC, dated May 25, 2006, as amended.	S-1	333-230887	10.8	April 15, 2019

10.9	English language summary of Shenzhen Warehouse Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated February 14, 2016, as amended	S-1/A	333-230887	10.9	April 29, 2019

10.10	English language summary of Shenzhen Plant Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated April 10, 2016, as amended.	S-1/A	333-230887	10.10	April 29, 2019

10.11+	Amended and Restated Global Patent License Agreement, by and between Telefonaktiebolaget LM Ericsson (Publ) and the Registrant, effective as of January 1, 2017.	S-1	333-230887	10.11	April 15, 2019

10.12	Patent License Agreement, by and between Nokia Corporation and the Registrant, effective as of September 23, 2008, as amended.	S-1/A	333-230887	10.12	April 29, 2019

10.13	English language summary of Shenzhen Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated August 28, 2018.	S-1/A	333-230887	10.13	April 29, 2019

10.14	English language summary of Shenzhen Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated January 15, 2019.	S-1/A	333-230887	10.14	April 29, 2019

10.15	Separation Agreement by and between the Registrant and James Walker dated September 9, 2019.	10-Q	001-38907	10.1	November 12, 2019

10.16	Employment Agreement by and between the Registrant and Robert Tirva, dated September 9, 2019.	10-Q	001-38907	10.2	November 12, 2019

10.17	Transition and Separation Agreement by and between the Registrant and Robert Plaschke, dated October 29, 2019.	10-K	001-38907	10.17	March 27, 2020

10.18	Employment Agreement by and between the Registrant and Thomas Wilkinson, dated October 29, 2019.	10-K	001-38907	10.18	March 27, 2020

10.19	Transaction Bonus Plan.	10-K	001-38907	10.19	March 27, 2020

10.20	Subordinated Term Loan and Security Agreement between B. Riley Principal Investments, LLC and the Registrant dated October 23, 2017.	10-K	001-38907	10.20	March 27, 2020

10.21	First Amendment to the Subordinated Term Loan and Security Agreement between B. Riley Principal Investments, LLC and the Registrant dated March 30, 2018.	10-K	001-38907	10.21	March 27, 2020

10.22	Amended and Restated Subordinated Secured Convertible Promissory Note dated April 9, 2018.	10-K	001-38907	10.22	March 27, 2020

10.23	Amendment to Employment Agreement by and between the Registrant and Robert Tirva, dated December 18, 2019.	10-K/A	001-38907	10.23	April 29, 2020

21.1	Subsidiaries of the Registrant.	10-K	001-38907	21.1	March 27, 2020

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-38907	23.1	March 27, 2020

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	10-K	001-38907	Signature Page	March 27, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	31.1	March 27, 2020

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	31.2	March 27, 2020

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.6*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	32.1	March 27, 2020

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	32.2	March 27, 2020

*	Filed herewith.
**	Compensatory plan or management contract
+

Portion of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

++	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to the Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonim Technologies, Inc.

Date: June 2, 2020	By:	/s/ Robert Tirva
Robert Tirva
Chief Financial Officer