Form 10-Q
period 2020-06-30
SONIM TECHNOLOGIES INC
filed 2020-08-12
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Austin, TX 78746

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

As of July 31, 2020, the registrant had 65,930,191 shares of common stock, $0.001 par value per share, outstanding.

i

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 and DECEMBER 31, 2019 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$38,062	$11,298
Accounts receivable, net	5,268	10,082
Inventory	15,225	19,531
Prepaid expenses and other current assets	6,342	6,430
Total current assets	64,897	47,341
Property and equipment, net	1,291	1,442
Other assets	5,264	6,676
Total assets	$71,452	$55,459
Liabilities and stockholders’ equity
Current portion of long-term debt	$147	$9,821
Accounts payable	11,344	7,234
Accrued expenses	16,895	10,265
Deferred revenue	346	291
Total current liabilities	28,732	27,611
Income tax payable	2,140	1,961
Long-term debt, less current portion	325	362
Total liabilities	31,197	29,934
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 65,927,316 and 20,437,235 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	66	20
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized	—	—
Additional paid-in capital	223,495	191,751
Accumulated deficit	(183,306)	(166,246)
Total stockholders’ equity	40,255	25,525
Total liabilities and stockholders’ equity	$71,452	$55,459

The accompanying notes are an integral part of these condensed consolidated financial statements

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 and 2019 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Net revenues	$21,058	$43,747	$33,764	$70,231
Cost of revenues	16,140	29,302	26,681	46,765
Gross profit	4,918	14,445	7,083	23,466
Operating expenses:
Research and development	3,256	7,384	7,192	14,345
Sales and marketing	2,596	4,218	5,727	7,944
General and administrative	5,686	7,424	8,758	9,900
Restructuring costs	—	—	1,087	—
Total operating expenses	11,538	19,026	22,764	32,189
Loss from operations	(6,620)	(4,581)	(15,681)	(8,723)
Interest expense	(302)	(555)	(621)	(977)
Other income (expense), net	6	(6)	(395)	(271)
Loss before income taxes	(6,916)	(5,142)	(16,697)	(9,971)
Income tax expense	(180)	(457)	(363)	(752)
Net loss	$(7,096)	$(5,599)	$(17,060)	$(10,723)
Net loss per share, basic and diluted	$(0.22)	$(0.31)	$(0.65)	$(0.63)
Weighted–average shares used in computing net loss per Share, basic and diluted	31,638,250	18,120,143	26,126,037	16,950,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended June 30, 2020	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	20,677,360	$21	$192,183	$(176,210)	$15,994
Issuance of common stock, net of issuance costs	36,800,000	37	24,955	—	24,992
Issuance of common stock, debt repayment	8,226,834	8	5,993	—	6,001
Issuance of common stock upon exercise of stock options	119,942	—	93	—	93
Issuance of common stock upon exercise of ESPP	68,110	—	42	—	42
Net settlement of common stock upon release of RSU	35,070	—	(6)	—	(6)
Employee and nonemployee stock-based compensation	—	—	235	—	235
Net loss	—	—	—	(7,096)	$(7,096)
Balance at June 30, 2020	65,927,316	$66	$223,495	$(183,306)	$40,255

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Six Months Ended June 30, 2020	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	20,437,235	$20	$191,751	$(166,246)	$25,525
Issuance of common stock, net of issuance costs	36,800,000	37	24,955	—	24,992
Issuance of common stock, debt repayment	8,226,834	8	5,993	—	6,001
Issuance of common stock upon exercise of stock options	363,857	1	302	—	303
Issuance of common stock upon exercise of ESPP	64,320	—	42	—	42
Net settlement of common stock upon release of RSU	35,070	—	(6)	—	(6)
Employee and nonemployee stock-based compensation	—	—	458	—	458
Net loss	—	—	—	(17,060)	$(17,060)
Balance at June 30, 2020	65,927.316	$66	$223,495	$(183,306)	$40,255

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	15,873,705	$16	$150,322	$(145,536)	$4,812
Issuance of common stock upon IPO, net of issuance costs	4,077,143	4	36,845	—	36,849
Net issuance of restricted stock award (RSA)	220,758	—	—	—	—
Exercise of stock options	17,314	—	14	—	14
Exercise of warrants	155,338	—	23	—	23
Taxes paid on RSA	—	—	(1,897)	—	(1,897)
Employee and nonemployee stock-based compensation	—	—	5,557	—	5,557
Net loss	—	—	—	(5,599)	$(5,599)
Balance at June 30, 2019	20,344,258	$20	$190,874	$(151,135)	$39,759

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Six Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	15,591,357	$15	$148,641	$(143,527)	$5,129
Beginning balance adjustment – impact of ASC 606	—	—	—	3,115	3,115
Issuance of common stock, net of issuance costs	227,628	1	1,603	—	1,604
Issuance of common stock upon IPO, net of issuance costs	4,297,901	4	36,845	—	36,849
Exercise of stock options	72,034	—	55	—	55
Exercise of warrants	155,338	—	23	—	23
Taxes paid on RSA	—	—	(1,897)	—	(1,897)
Employee and nonemployee stock-based compensation	—	—	5,604	—	5,604
Net loss	—	—	—	(10,723)	$(10,723)
Balance at June 30, 2019	20,344,258	$20	$190,874	$(151,135)	$39,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	Six Months Ended
	June 30
	2020	2019
Cash flows from operating activities:
Net loss	$(17,060)	$(10,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,647	1,798
Stock-based compensation	458	5,604
Inventory write-downs	407	—
Trade-in guarantee	—	(268)
Non-cash interest expense	166	50
Accretion of debt discount	159	60
Deferred income taxes	30	(11)
Bad debt expense	289	—
Changes in operating assets and liabilities:
Accounts receivable	4,814	(12,420)
Inventory	3,899	(4,664)
Prepaid expenses and other current assets	(150)	627
Other assets	138	(2,360)
Accounts payable	4,000	(9,928)
Accrued expenses	6,631	937
Deferred revenue	55	(3,649)
Income tax payable	179	163
Net cash provided by (used in) operating activities	5,662	(34,784)
Cash flows from investing activities:
Purchase of property and equipment	(193)	(247)
Development of tooling and purchased software licenses	—	(244)
Net cash used in investing activities	(193)	(491)
Cash flows from financing activities:
Repayment on long-term debt	(4,037)	—
Proceeds on line of credit	—	5,614
Repayment on line of credit	—	(5,878)
Proceeds from PPP Loan	2,289	—
Repayment of PPP Loan	(2,289)	—
Proceeds from issuance of common stock, net of costs	24,992	1,604
Proceeds from issuance of common stock upon IPO, net of costs	—	38,399
Taxes paid on net issuance of restricted stock award and restricted stock units	(6)	(1,897)
Proceeds from exercise of warrants	—	23
Proceeds from ESPP purchase of stock	43	—
Proceeds from exercise of stock options	303	55
Net cash provided by financing activities	21,295	37,920
Net increase in cash and cash equivalents	26,764	2,645
Cash and cash equivalents at beginning of period	11,298	13,049
Cash and cash equivalents at end of period	$38,062	$15,694
Supplemental disclosure of cash flow information:
Cash paid for interest	$260	$1,055
Cash paid for income taxes	77	352
Non-cash investing and financing activities:
Other assets included in accounts payable	110	1
IPO issuance costs included in accounts payable	—	1,550
Settlement of long-term debt with issuance of common stock	6,001	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 1 —The Company and its significant accounting policies

Description of Business —Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999 and is headquartered in Austin, Texas. The Company is a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobility solutions to several of the largest wireless carriers in the United States— including AT&T, T-Mobile and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. Due to the acquisition of sprint by T-Mobile, our current generation of products sold to T-Mobile will be phased out.  We are actively working to develop a new series of products for T-Mobile. Our phones and accessories connect workers with voice, data and workflow applications in two end markets: industrial enterprise and public sector.

We are closely monitoring the impact of the COVID-19 global outbreak and its resulting impact on our manufacturing operations and supply chain, with our top priority being the health and safety of our employees, customers, partners, and communities.

We believe our sales partners have ample inventory to continue meeting customer needs in the near term. However, demand for our solutions may be reduced as a result of the COVID-19 outbreak and resulting market uncertainty. It also remains possible that our results could be negatively impacted by interruptions in the global supply chain due to the unpredictable spread of this pandemic. The magnitude of any potential impact is unknown, as it is unclear how long it will take for the overall supply chain to return to normal. We are working closely with our partners and suppliers to manage this process.

Liquidity – Our condensed consolidated financial statements account for the continuation of our business without a going concern designation due primarily to approximately $25 million in net proceeds from our public offering of common stock that closed June 2020 and redemption of approximately $10 million of note payable in June 2020.  This capital raise will allow us to continue operations for at least the next twelve months.

Our principal sources of liquidity as of June 30, 2020 consist of existing cash and cash equivalents totaling $38.1 million, which includes approximately $25 million in net proceeds from our June 2020 public offering of common stock.  Although we remain subject to the risks and uncertainties associated with the development and release of new products, among other, we believe our operations have been streamlined to enable us to conduct business more effectively and efficiently despite near term economic uncertainty.

On April 13, 2020, the Company received approximately $2.3 million in loan proceeds from the Payroll Protections Program (the “PPP”) administered by the Small Business Administrations (the “SBA”) of the United States Government.  The program was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  Following further guidance from the SBA on April 23, 2020 and further deliberation by the Board of Directors, the Company repaid the PPP Loan on April 29, 2020.

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

Estimates —The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, but are not limited to, estimates related to revenue recognition; valuation assumptions regarding the determination of the fair value of common stock, the useful lives of our long-lived assets; product warranties; loss contingencies; and the recognition and measurement of income tax assets and liabilities, including uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Notwithstanding the foregoing, the worldwide spread of the COVID-19 pandemic is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. The Company expects this to have a negative impact on its ability to make estimates.  These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

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

The 2020 Offering (“PO”) —On June 9, 2020, the Company completed an underwritten public offering (“PO’) in which the Company sold 36,800,000 shares of its common stock, at a price to the public of $0.75 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-238869), which was declared effective by the SEC on June 4, 2020. The Company raised approximately $24,992 in net proceeds, after deducting underwriting discounts and commissions of $1,656 and offering expenses of approximately $952. Offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s PO, are offset against proceeds from the PO within stockholders’ equity.

Initial Public Offering (“IPO”) —On May 14, 2019, the Company completed an initial public offering (“IPO’) in which the Company sold 3,571,429 shares of its common stock, at a price to the public of $11.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230887), which was declared effective by the SEC on May 9, 2019 and our common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on May 10, 2019. On May 22, 2019, the Company sold an additional 505,714 shares of common stock, and our Chief Executive Officer sold 30,000 shares of common stock, at a price to the public of $11.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares.  The Company raised approximately $36,849 in net proceeds, after deducting underwriting discounts and commissions of $3,139 and offering expenses paid by us of approximately $4,861 . Offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s IPO, are offset against proceeds from the IPO within stockholders’ equity. As of December 31, 2018, there was $63 of deferred offering costs within other non-current assets on the condensed consolidated balance sheets. During the six months ended June 30, 2019, $4,861 in deferred offering costs were incurred, and charged to additional paid in capital. $1,550 issuance cost was unpaid and charged to accounts payable/accrued expenses as of June 30, 2019.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for nonpublic business entities beginning after December 15, 2019 with early adoption permitted. We applied this new standard as of the effective date.

Pronouncements not yet adopted:

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740 in order to reduce cost and complexity of its application.  The ASU removes the exception related to the incremental approach for intra-period tax allocation as well as two exceptions related to account for outside basis differences of equity method investments and foreign subsidiaries. This guidance is effective for fiscal years beginning after December 31, 2021 with early adoption permitted. The Company is currently evaluating the potential impact of the new standard on its condensed consolidated financial statements.

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

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 2 —Revenue recognition

The following reflect the changes in account balances as a result of adoption of ASC 606:

Three months ended, June 30, 2019 (unaudited)
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Net revenues	$43,747	$43,747	$-
Cost of revenues	29,302	28,937	365
Gross profit	14,445	14,810	(365)
Operating expenses:
Research and development	7,384	8,233	(849)
Sales and marketing	4,218	4,218	—
General and administrative	7,424	7,424	—
Total operating expenses	19,026	19,875	(849)
Loss from operations	(4,581)	(5,065)	484
Interest expense	(555)	(555)	—
Other expense, net	(6)	(6)	—
Loss before income taxes	(5,142)	(5,626)	484
Income tax expense	(457)	(457)	—

Net loss	$(5,599)	$(6,083)	$484
Net loss per share, basic and diluted	$(0.31)	$(0.34)	$0.03
Weighted–average shares used in computing net loss per share, basic and diluted	18,120,143	18,120,143

Six months ended, June 30, 2019 (unaudited)
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Net revenues	$70,231	$70,231	$-
Cost of revenues	46,765	46,042	723
Gross profit	23,466	24,189	(723)
Operating expenses:
Research and development	14,345	16,634	(2,289)
Sales and marketing	7,944	7,944	—
General and administrative	9,900	9,900	—
Total operating expenses	32,189	34,478	(2,289)
Loss from operations	(8,723)	(10,289)	1,566
Interest expense	(977)	(977)	—
Other expense, net	(271)	(271)	—
Loss before income taxes	(9,971)	(11,537)	1,566
Income tax expense	(752)	(752)	—

Net loss	$(10,723)	$(12,289)	$1,566
Net loss per share, basic and diluted	$(0.63)	$(0.73)	$0.10
Weighted–average shares used in computing net loss per share, basic and diluted	16,950,375	16,950,375

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company recognizes revenue primarily from the sale of products, including our mobile phones and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three and six months ended June 30, 2020 and 2019, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific model phones. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

Revenue is then recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware is recognized at the time control of the product transfers to the customer. Revenue attributable to professional services is recognized as the Company performs the professional services to the customer.

Disaggregation of revenue

The following table presents our net revenue disaggregated by product category:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Smartphones	$6,138	$19,457	$12,356	$33,869
Feature Phones	13,835	23,068	19,736	33,399
Accessories/Other	1,085	1,122	1,672	2,963
	$21,058	$43,747	$33,764	$70,231

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

As of December 31, 2019, the total costs to fulfill a contract which were deferred and capitalized upon adoption of ASC 606 totaled $4,525 and were recorded in Other Assets. The total capitalized costs to fulfill a contract is primarily associated with Company’s introduction of the XP8 model phone. As of June 30, 2020, the total costs to fulfill a contract were $3,707.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. As of June 30, 2020, the Company does not have a contract receivable balance. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the consolidated balance sheets. As of December 31, 2019, and June 30, 2020, the contract liabilities were $291 and $346, respectively, with the contract liabilities as of June 30, 2020 expected to be recognized into revenue in FY 2020.

The following table is a rollforward of contract balances as of June 30, 2020:

Contractual
Liability
Balance at January 1, 2020	$291
Recognition of revenue	(4)
Addition of revenue	59
Balance at June 30, 2020	$346

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at June 30, 2020 and 2019, and December 31, 2019.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$34,400	$—	$—	$34,400

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$9,250	$—	$—	$9,250

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the six months ended June 30, 2020 and 2019:

Trade-In
Guarantee
Balance at January 1, 2020	$—
Recognition of revenue	—
Balance at June 30, 2020	$—

Balance at January 1, 2019	$268
Recognition of revenue	(268)
Balance at June 30, 2019	$—

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 4 —Inventory

Inventory consisted of approximately the following:

	June 30, 2020	December 31, 2019
Finished goods	$8,598	$13,559
Work in process	403	—
Raw materials	4,729	4,522
Accessories	1,495	1,450
	$15,225	$19,531

NOTE 5 —Warranty Liability

The table below sets forth the activity in the warranty liability, which is included in accrued expenses on the condensed consolidated balance sheet, for the six months ended June 30, 2020 and 2019:

Balance, January 1, 2020	$1,154
Additions	882
Cost of warranty claims	(647)
Balance, June 30, 2020	$1,389

Balance, January 1, 2019	$1,103
Additions	874
Cost of warranty claims	(552)
Balance, June 30, 2019	$1,425

NOTE 6 —Borrowings

Senior Credit Agreement

In prior years, the Company maintained a loan and security agreement with East West Bank. No borrowings were made under this facility in 2019 and the facility was cancelled in June 2020. The Company does not have any borrowing arrangements with East West Bank in place as of June 30, 2020.

Long-Term Debt

Riley Loan— The Company had a Subordinated Term Loan and Security agreement, as amended, (the “B. Riley Loan Agreement”) with B. Riley Principal Investments, LLC (“BRPI”), an affiliate of B. Riley Financial, Inc., a shareholder of the Company. Under the amended B. Riley Loan Agreement, the Company could borrow principal up to $12,000 via a subordinated secured convertible promissory note, with an optional conversion feature.

The amended B. Riley Loan Agreement  included repayment penalties if any repayment reduces the principal amount outstanding below $10,000. The prepayment penalty was 1% for 2019 through maturity. The borrowings under the B. Riley Loan Agreement, as amended would have matured on September 1, 2022 and carried a stated interest rate of 10% and provided that the first year of interest commencing on October 26, 2018 was compounded into the principal, with interest-only payments beginning thereafter.

On June 1, 2020, the Company entered into a Note Amendment and Debt Cancellation Agreement with BRPI (the “Note Amendment”), which provided that, contingent upon the closing of the PO, the Company would repay $4 million of the outstanding indebtedness to BRPI in cash (the “B. Riley Repayment”) and the remaining principal amounts, accrued interest and other amounts outstanding under the B. Riley Loan Agreement, after giving effect to the B. Riley Repayment, would be redeemed for cash and shares of common stock to be issued to BRPI or its affiliates at the public offering price of shares of our common stock in the PO.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Pursuant to the Note Amendment, as amended, the Company made the B. Riley Repayment on June 9, 2020 and the remaining principal amount, accrued interest and other amounts outstanding under the B. Riley Loan Agreement, after giving effect to the B. Riley Repayment, in the amount of $6,170, was redeemed into 8,226,834 shares of the Company’s common stock issued to BRPI and BRC Opportunity Fund L.P., an affiliate of BRPI, (the “Redemption Shares”). Following the B. Riley Repayment and the issuance of the Redemption Shares, the Company has no outstanding indebtedness under the B. Riley Loan Agreement. Also on June 11, 2020, the Company entered into a registration rights agreement with BRPI and BRC Partners Opportunity Fund, L.P. pursuant to which the Company agreed to file a registration statement covering the resale of the Redemption Shares and to use its best efforts to cause such registration statement to become effective upon the time frames set forth in the registration rights agreement. A registration statement on Form S-3 (File No. 333-239664) registering the Redemption Shares for resale by BRPI and BRC Partners Opportunity Fund, LP was declared effective by the SEC on July 13, 2020.

As of June 30, 2020, and December 31, 2019, the total outstanding principal and interest under the B. Riley Loan Agreement, as amended, was zero and $10,003, respectively.  In July 2019, the Company repaid $3,250, or 25% of the principal amount under the B. Riley Loan Agreement and incurred a 2% fee on the amount below the $10,000 threshold as a result of the prepayment.  During the six months of 2020, the compounded interest, which was added to the outstanding principal totaled $166.

As of December 31, 2019, the Company had classified the debt as a current liability based on the occurrence of a material adverse change in our business. Upon the occurrence and during the continuance of an event of default under the B. Riley Loan Agreement, BRPI had the option, among other things, to accelerate the debt and foreclose upon the assets pledged as collateral. In addition, we were unable to borrow under the EWB facility during the continuance of an event of default thereunder or under the B. Riley Loan Agreement.

Promissory Notes Payable—In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements would be paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $472 and $508 at June 30, 2020 and December 31, 2019, respectively.

PPP Loan--On April 13, 2020, the Company received approximately $2.3 million in loan proceeds from the Payroll Protections Program (the “PPP”) administered by the Small Business Administrations (the “SBA”) of the United States Government.  The program was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Follow additional guidance issued by the SBA on April 23, 2020 that cast doubt on the ability of public companies to qualify for loans under the PPP, the Company repaid the PPP Loan on April 29, 2020.

Other Financing Arrangements—In 2017, the Company entered into three financing arrangements totaling approximately $472 with remaining maturity dates of June 2020 and August 2020. During the quarter ended September 30, 2019, the Company repaid the remaining outstanding balance.

Future aggregate annual principal payment on all long-term debt, are as follows for the next 5 years as of June 30, 2020:

Year Ending December 31,
2020	$107
2021	144
2022	144
2023	78
$472

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 7 —Warrants

During the six months ended June 30, 2020 and year ended December 31, 2019, there was no activity related to the Company’s warrants. The following table discloses warrants issued and outstanding as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Exercise	Number of warrant	Year of	Exercise	Number of warrant	Year of
Issuance date	price	shares	expiration	price	shares	expiration
Common
November 2012	$6.00	7	2028	$6.00	7	2028
November 2012	$6.00	—	2020	$6.00	927	2020
November 2012	$14.50	22	2028	$14.50	22	2028
Total warrants		29			956

NOTE 8 —Stock-based Compensation

As of June 30, 2020, the Company had the 2012 Equity Incentive Plan (the “2012 Option Plan”) and 2019 Equity Incentive Plan (the “2019 Option Plan”) in place.

As of June 30, 2020, the number of shares available to be issued under the 2019 Option Plan were 356,072.  In May 2020, the Company’s board of directors approved an increase in the number of shares of common stock reserved for future issuance the 2019 Option Plan by 3,000,000 shares, subject to approval by the Company’s stockholders. As of June 30, 2020, the number of shares available to be issued under the 2019 Employee Stock Purchase Plan were 408,453.

The Option Plans provides for the grant of incentive and non-statutory stock options (“Options”), stock appreciation rights (“SAR”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) to employees, nonemployee directors, and consultants of the Company. Option awards granted under the Option Plan generally become exercisable ratably over a two-year or four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Company’s Board of Directors, certain awards may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other awards are exercisable only to the extent vested. At June 30, 2020 and December 31, 2019, there were no shares that had been early exercised that were subject to the Company’s repurchase right at that date. The exercise price or strike price for Options and SARs granted under the Option Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive stock options granted under the Option Plan to ten percent or greater stockholders must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and are not exercisable after five years from the date of grant.

The Company’s board of directors adopted, and its stockholders approved, the 2019 Employee Stock Purchase Plan and the 2019 Equity Incentive Plan in March 2019 and April 2019, respectively, each of which became effective in connection with the IPO.  There are 541,379 shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan. Additionally, the number of shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 500,000 shares, unless the board of directors or compensation committee determines prior to such date that there will be a lesser increase, or no increase. The increase under the 2019 Employee Stock Purchase Plan for 2020 was 204,372 shares. 2,906,900 shares of common stock are reserved for future issuance under the 2019 Equity Incentive Plan, plus the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expire or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the board of directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase. The increase under the 2019 Equity Incentive Plan for 2020 was 1,021,861 shares. In addition, in May 2020, the Company’s board of directors approved an increase in the number of shares of common stock reserved for future issuance the 2019 Option Plan by 3,000,000 shares, subject to approval by the Company’s stockholders.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

On May 15, 2020, 64,320 shares of common stock were issued under the 2019 Employee Stock Purchase Plan.

Stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Research and development	$71	$172	$131	$175
Sales and marketing	49	467	106	478
General and administrative	102	4,899	198	4,931
Cost of revenues	13	19	23	20
	$235	$5,557	$458	$5,604

Stock Options:

Stock option activity for the six months ended June 30, 2020 is as follows:

			Weighted average
		Weighted average	remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value
Outstanding at January 1, 2020	2,645,714	$3.50	8.51	$4,184
Options granted	20,000	$0.85
Options exercised	(363,857)	$0.83
Options forfeited	(416,357)	$4.91
Options expired	(79,007)	$6.32
Outstanding at June 30, 2020	1,806,493	$3.56	7.31	$108

Vested and expected to vest at June 30, 2020	1,806,493	$3.56	7.31	$108
Exercisable at June 30, 2020	700,399	$4.12	4.08	$107

As of June 30, 2020, there was approximately $3,545 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.

Restricted Stock Units:

The following table summarized the outstanding RSUs as of June 30, 2020:

RSUs
Outstanding at January 1, 2020	249,500
Granted	2,015,500
Released	(41,750)
Forfeited	(73,250)
Outstanding at June 30, 2020	2,150,000

Vested at June 30, 2020	—

As of June 30, 2020, unvested restricted stock units totaled 2,150,000 shares.  There were 2,015,500 RSUs issued for the three and six months ended June 30, 2020.  There were no RSUs issued for the three and six months ended June 30, 2019.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 9 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three months ended June 30, 2020 and 2019, the Company recorded provisions for income taxes of $180, and $457, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded provisions for income taxes of $363, and $752, respectively.

On March 27, 2020, the President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions of which only the acceleration of timing of tax refunds for minimum tax credits apply to the Company.  As a result of the CARES Act, the Company reclassified $68 of minimum tax credits from a non-current asset to a current asset as of March 31, 2020.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act), which significantly changes existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. Beginning in 2018, the Company became subject to the global intangible low-taxed income (GILTI) provisions of the Tax Act on the income of the Company’s foreign subsidiary.  The Company’s foreign subsidiaries are profitable during the three and six months ended June 30, 2020 and forecast profits for all of 2020.  The GILTI subjects the income of the foreign subsidiaries to U.S. taxation.  The Company’s accounting policy related to the GILTI is to treat GILTI related book/tax differences as period costs and to use the incremental cash tax savings approach in evaluating the Company’s U.S. net operating loss valuation allowance assessment.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions.  In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.  These assessments can require considerable estimates and judgments.  As of June 30, 2020, the gross amount of unrecognized tax benefits was approximately $7,000.  If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required.  If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.  The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

Sonim Technologies (Shenzhen) Limited was notified of a tax inquiry by the Shenzhen Tax Bureau Bao’an Branch of the State Administration of Taxation on June 18, 2020 for both the 2017 and 2019 tax years.  We have met with the Shenzhen Tax Bureau Bao’an Branch of the State Administration of Taxation and are cooperating with the audit.  The Company has been recording an uncertain tax position long-term tax lability plus interest for such a potential claim by Shenzhen Bao’an Branch of the State Administration of Taxation and, as such, will not record an adjustment to the uncertain tax position liability related to this inquiry as of June 30, 2020.

NOTE 10 —Commitments and Contingencies

Royalty payments—The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire in 2021 and 2023. Royalty expense for the three months ended June 30, 2020 and 2019 was $843 and $1,247, respectively. Royalty expense for the six months ended June 30, 2020 and 2019 was $1,194 and $1,698, respectively, which are included in cost of revenues on the condensed consolidated statements of operations.

Securities litigation—On September 20, 2019, a purported Sonim stockholder who allegedly purchased stock registered in Sonim’s initial public offering (“IPO”) filed a putative class action complaint in the Superior Court of the State of California, County of San Mateo, captioned Pearson v. Sonim Technologies, Inc., et al., Case No. 19CIV05564, on behalf of himself and others who purchased shares of Sonim registered in the IPO (the “Pearson Action”).  On October 4 and 16, 2019, two additional purported class action complaints substantially similar to the Pearson Action were filed on behalf of different plaintiffs yet the same putative class of Sonim stockholders, in the same court as the Pearson Action.  On October 7, 2019, a substantially similar putative class action lawsuit was filed in the United States District Court for the Northern District of California.  All four complaints allege violations of the Securities Act of 1933 by Sonim and certain of its current and former officers and directors for, among other things, alleged false or misleading statements and omissions in the registration statement issued in connection with the IPO, relating primarily to an alleged failure to

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

disclose software defects in Sonim’s phones and alleged misstatements about performance characteristics of Sonim’s phones. In July 2020, the Company entered into an agreement with the Lead Plaintiff in the federal court action to that case on a class wide basis for the amount of $2,000. This settlement is subject to definitive documentation and court approvals, as well as stockholders’ opportunity to object and opt-out as provided by the federal court. As a result, the Company recorded a $2,000 accrual on June 30, 2020 in general administration expense.

Securities and Exchange Commission Formal Order of Private Investigation: In March 2020, we received a voluntary document request from the Securities and Exchange Commission’s (“SEC”) San Francisco Regional office, and in August 2020, the Company was informed that the SEC Staff was conducting a formal investigation.  The SEC’s investigation is ongoing. The Company has been cooperating with the SEC in the matter.  The Company is unable to predict the likely outcome of the investigation or determine its potential impact, if any, on the Company.

General litigation—The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these other matters will have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

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

Contingent severance obligations—The Company has agreements in place with certain key employees (Executive Severance Arrangement) guaranteeing severance payments under certain circumstances. Generally, in the event of termination by the Company without cause, termination due to death or disability, or resignation for good reason, the Company is obligated to the pay the employees: (i) any time before a Change in Control, amounts up to $1,754 or (ii) if at any time within 12 months of a Change in Control, amounts up to $2,345.  As of June 30, 2020, and December 31, 2019, no accrual has been recorded.

On December 11, 2019, the Board of Directors of Sonim Technologies, Inc. (the “Company”) approved the Sonim Technologies Inc. Transaction Bonus Plan (the “Plan”) that is intended to incentivize Company employees who are in a position to significantly impact the value received by the Company’s stockholders in a change of control transaction. Pursuant to the Plan, upon consummation of a change of control transaction, 10% of the consideration payable to Company stockholders, after deducting transaction expenses, will be distributed to Plan participants, including the Company’s named executive officers. The Plan has a three-year term and may be extended by the administrator of the Plan. Subject to the terms of the Plan, participants must be continuously providing services to the Company through the date of the closing of a change in control transaction to be eligible to receive a bonus thereunder, and payment is contingent upon delivery and non-revocation of a general release of claims. In connection with the adoption of the Plan, the Company’s Board of Directors allocated a 50% interest in the Plan to Tom Wilkinson, the Company’s Chief Executive Officer, and a 10% interest in the Plan to Robert Tirva, the Company’s Chief Financial Officer and 25% to 6 other key employees and consultants.

NOTE 11—Related Party Transactions

Management Services Agreement—In October 2017, the Company entered into a management services agreement with B. Riley Principal Investments, an investor, pursuant to which B. Riley Investments agreed to provide advisory and consulting services to the Company. The Company incurred approximately $53 in related consulting fees for the six months ended June 30, 2019.  At the closing of the Company’s IPO in May 2019, the management services agreement was terminated in accordance with its terms.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 12 —Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Numerator:
Net loss allocable to common stockholders	$(7,096)	$(5,599)	$(17,060)	$(10,723)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	31,638,250	18,120,143	26,126,037	16,950,375
Net loss per share, basic and diluted	$(0.22)	$(0.31)	$(0.65)	$(0.63)

The dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the three and six months ended June 30, 2020 and 2019, are presented are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Shares subject to options to purchase common stock	1,806,493	1,819,292	1,806,493	1,819,292
Unvested restricted stock units	2,150,000	128,000	2,150,000	128,000
Shares subject to warrants to purchase common stock	29	956	29	956
Shares subject to term debt optional conversion into common stock	—	1,099,278	—	1,099,278
Total	3,956,522	3,047,526	3,956,522	3,047,526

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

The following table summarizes the revenue by region based on ship-to destinations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
U.S	$17,478	$35,125	$25,696	$55,232
Canada and Latin America	2,579	5,662	6,658	9,290
Europe and Middle East	446	2,210	794	4,010
Asia Pacific	555	750	616	1,699
Total revenues	$21,058	$43,747	$33,764	$70,231

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Long-lived assets located in the United States and Asia Pacific region were $5,394 and $1,161 and $6,626 and $1,492 as of June 30, 2020 and December 31, 2019, respectively.

The composition of revenues for the three months ended June 30, 2020 and 2019 is follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Product Sales	$21,042	$43,609	$33,737	$69,941
Services	16	138	27	290
Total revenues	$21,058	$43,747	$33,764	$70,231

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits at June 30, 2020 and December 31, 2019. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $52 at both June 30, 2020 and December 31, 2019.

Receivables from two customers approximated 43% and 12% of total accounts receivable at June 30, 2020 and two customers approximated 40%, and 28% of total accounts receivable at December 31, 2019.

Revenue from customers with concentration greater than 10% in the three and six months ended June 30, 2020 and 2019 accounted for approximately the following percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Customer A	*	32%	*	34%
Customer B	58%	*	46%	*
Customer C	*	25%	*	20%
Customer D	*	*	12%	*
Customer E	*	10%	*	*

*	Customer revenue did not exceed 10% in the respective periods.

NOTE 14 —Restructuring Costs

Since November 2019, we have reduced our global headcount from approximately 700 employees at year-end 2018 to approximately 500 employees and contractors as of December 31, 2019. We executed an additional reduction in force of approximately 10% of our U.S. employees in February 2020, as well as in certain of our non-U.S. locations. Our total head count as of June 30, 2020 was 341 worldwide. We have also relocated our headquarters from San Mateo, California to Austin, Texas, a lower cost location.

The table below sets forth the activity in the restructuring costs, which is included in accrued expenses on the condensed consolidated balance sheet, as of June 30, 2020:

Balance, January 1, 2020	$511
Additions: expensed costs	1,204
Expenses paid out	(1,535)
Balance, June 30, 2020	$180

Total restructuring costs of approximately $1,204 were broken out between operating expenses of $1,104 and cost of revenues of $100 for the six months ended June 30, 2020.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 15—Covid-19 Uncertainty

The Company is closely monitoring the impact of the COVID-19 global outbreak and its resulting impact on our manufacturing operations and supply chain, with our top priority being the health and safety of our employees, customers, partners, and communities.

The Company believes our sales partners have ample inventory to continue meeting customer needs in the near term. However, demand for our solutions may be reduced as a result of the COVID-19 outbreak and resulting market uncertainty. It also remains possible that our results could be negatively impacted by interruptions in the global supply chain due to the unpredictable spread of this pandemic. The magnitude of any potential impact is unknown, as it is unclear how long it will take for the overall supply chain to return to normal. We are working closely with our partners and suppliers to manage this process.

.

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to historical consolidated financial information, the following discussion contains forward-looking statements based on our plans, estimates, and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and Annual Report on Form 10-K.

Company Overview

We are a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobile phones and accessories to several of the largest wireless carriers in the United States— including AT&T, Sprint now part of T-Mobile and referred to collectively as Sprint and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. Our phones and accessories connect workers with voice, data and workflow applications in two end markets: industrial enterprise and public sector.

Impacts of COVID-19

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

Public Offering/Initial Public Offering

In June 2020, we completed an underwritten public offering of 36,800,000 shares our common stock at a public offering price of $.0.75 per share.  The net proceeds from this offering were approximately $25 million, after deduction underwriting discount and other estimated offering expenses.

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

Results of Operations

The following tables present key components of our results of operations for the three and six months ended June 30, 2020, compared to results for the same period in 2019:

	Three Months Ended June 30				Six Months Ended June 30
	2020	2019	Increase (Decrease)%		2020	2019	Increase (Decrease)%
Net revenues	$21,058	$43,747	$(22,689)	-52%	$33,764	$70,231	$(36,647)	-52%
Cost of revenues	16,140	29,302	(13,162)	-45%	26,681	46,765	(20,084)	-43%
Gross profit	4,918	14,445	(9,527)	-66%	7,083	23,466	(16,383)	-70%
Total operating expenses	11,538	19,026	(7,488)	-39%	22,764	32,189	(9,425)	-29%
Loss from operations	(6,620)	(4,581)	(2,039)	45%	(15,681)	(8,723)	(6,958)	80%
Interest and other expense, net	(296)	(561)	265	-47%	(1,016)	(1,248)	232	-19%
Loss before income taxes	(6,916)	(5,142)	(1,774)	35%	(16,697)	(9,971)	(6,726)	67%
Income tax expense	(180)	(457)	277	-61%	(363)	(752)	389	-52%
Net loss	$(7,096)	$(5,599)	$(1,497)	27%	$(17,060)	$(10,723)	$(6,337)	59%

Net Revenues

For the three months ended June 30, 2020, net revenues decreased to $21.1 million, a 52% decrease compared to $43.7 million in net revenues for the three months ended June 30, 2019. Approximately 95% of net revenues for the second quarter of 2020 was attributable to North America, and Canada compared to approximately 93% in the second quarter of 2019. Our top five customers accounted for 82% of net revenues in the second quarter of 2020, compared to 74% for the same period in 2019. The decrease resulted primarily from a 32% decrease in unit shipments of our feature phones and smart phones.

For the six months ended June 30, 2020, net revenue decreased to $33.8 million, a 52% decrease compared to $70.2 million in net revenue for the six months ended June 30, 2019. Approximately 96% of net revenue for the first half of 2020 was attributable to North America and Canada compared to approximately 92% in the first half of 2019. Our top five customers accounted for 79% of net revenue in the first half of 2020, compared to 76% for the same period in 2019. The decrease resulted primarily from a 33% decrease in unit shipments of our feature phones and smart phones as a result of the expiration of a firm purchase volume commitment from a key channel partner and slower than anticipated sales to other key channel partners.

The decline for the three months ended June 30, 2020 was primarily driven by lower sales to three major customers which translated to lower unit sales of the XP8 and the XP5s. For the three months ended June 30, 2020, approximately 90% of our revenues came from wireless carrier customers and 82% came from our top five customers. For the three months ended June 30, 2020, our smartphones accounted for approximately 12% of our units sold and our feature phones accounted for approximately 88% of our units sold, as compared to approximately 23% and 77% respectively for the period ended June 30, 2019.

The decrease in net revenues for the first six months of 2020 was primarily due to decrease in unit sales of both the XP8 and XP5S.

The completion of the recent merger between Sprint and T-Mobile has created a re-evaluation of the supply chain of this combined carrier. While we have no significant business with T-Mobile, our revenue from Sprint has been material over the past year. We were recently informed that several of our products, specifically the XP5s, XP8 and XP3, would reach end of life at Sprint sooner than expected which could have an impact on our business going forward.  We currently expect this end of life will occur during the fourth quarter of 2020, though we are in discussions to extend that timing.  In addition, sales of our devices will be limited to upgrades and line additions to existing Sonim customers beginning in August of 2020. Upgrades and line additions currently make up approximately 50% of our sales to Sprint.

Our customer agreements with channel partners set forth the terms pursuant to which our channel partners purchase our products for distribution on a purchase order basis. While these arrangements are typically long term, they generally do not contain any firm purchase volume commitments. As a result, our channel partners are not currently contractually obligated to purchase from us any minimum number of products. The lack of firm purchase volume commitments makes it difficult for us to forecast customer demand. For example, an agreement with a key channel partner previously provided for a firm purchase volume commitment that extended through fiscal year 2018 into the first half of 2019.  Following fulfillment of the firm purchase commitment, purchases from this key channel partner decreased due to sufficient inventory levels and it also became more difficult to forecast business with this channel partner. While our channel partners provide us with demand forecasts under these sales arrangements, we are generally required to satisfy any and all purchase orders delivered to us within specified delivery windows, with limited exceptions (such as orders significantly in excess of forecasts). Our sales arrangements also generally include technical performance standards for our mobile phones and accessories sold, which vary by channel partner. If a technical issue with any of our covered products exceeds certain preset failure thresholds for the relevant performance standard or standards, the channel partner typically has the right to cease selling the product, cancel open purchase orders and levy certain monetary penalties. In addition, our channel partners retain sole discretion in which of their stocked products to offer their customers.

Gross Profit

Our gross profit for the three months ended June 30, 2020 decreased by $9.5 million compared to the three months ended June 30, 2019. The decrease was driven primarily by a decrease in net revenues of 52%. There was an increase in handset allowances which were 11% of gross handset revenue for the three months ended June 30, 2020 as compared to 2% for the three months ended June 30,2019.

Our gross profit for the six months ended June 30, 2020 decreased by $16.4 million compared to the six months ended June 30, 2019. The decrease was driven primarily by a decrease in net revenues of 52%. The decrease in gross profit was primarily attributable to expenses incurred to temporarily shut down of our manufacturing facility in Shenzhen in the first quarter of 2020, a one-time event which artificially increased cost of goods in the quarter as well as increased handset allowances which were 9% of gross handset revenue for the six months ended June 30, 2020 as compared to 3% for the six months ended June 30, 2019.

Operating Expenses and Net Operating Loss

Our net operating loss for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 increased by $1.5 million and $6.9 million, respectively, driven primarily by the decrease in revenues and, the decrease in gross profit which were partially offset by the decrease in operating expenses of $7.5 million and $9.4 million, respectively. Operating expenses are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in thousands, except %)				(in thousands, except %)
Research and development expense	$3,256	$7,384	$(4,128)	-56%	$7,192	$14,345	$(7,153)	-50%
Sales and marketing expense	2,596	4,218	(1,622)	-38%	5,727	7,944	(2,217)	-28%
General and administrative expense	5,686	7,424	(1,738)	-23%	8,758	9,900	(1,142)	-12%
Restructuring costs	—	—	—	—	1,087	—	1,087	100%
Total Operating Expenses	$11,538	$19,026	$(7,488)	-39%	$22,764	$32,189	$(9,425)	-29%

Research and Development.

Research and development expenses decreased by $4.1 million, or 56% to $3.3 million for the three months ended June 30, 2020 from $7.4 million for the three months ended June 30, 2019. These expenses decreased primarily due to a $2.9 million reduction in product development costs, lower consulting fees costs of $0.9 million, lower operating costs in our Beijing location of $0.5 million associated with lower headcount, a $0.5 million decrease as a result of reassignment of the product design department to sales and marketing as the team is now more closely aligned with planning for features and customer roadmaps than actual engineering as compared to prior periods, and lower IDC costs of $0.3 million associated with lower headcount.

Research and development expense for the six months ended June 30, 2020 decreased by $7.2 million, or 50% to $7.2 million from $14.4 million for the six months ended June 30, 2019. These expenses decreased primarily due to a $3.8 million reduction in product development costs, a decrease in consulting fees of $1.3 million, a decrease of $1.2 million as a result of reassignment of the product design department to sales and marketing, lower operating costs in our Beijing location of $0.5 million associated with lower headcount, and lower IDC costs of $0.3 million associated with lower headcount.

Sales and Marketing.

Sales and marketing expenses decreased by $1.6 million, or 38% to $2.6 million for the three months ended June 30, 2020 from $4.2 million for the three months ended June 30, 2019. These expenses decreased primarily due to $0.9 million in lower headcount related costs, a decrease in commission expense of $0.4 million, a decrease in travel related expenses of $0.3 million, lower demo costs of $0.2 million and other expenses of $0.3 million, offset by an increase in expenses related to the reassignment of the product design department of $0.5 million.

Sales and marketing expenses for the six months ended June 30, 2020 decreased by $2.2 million, or 28% to $5.7 million from $7.9 million for the six months ended June 30, 2019. These expenses decreased primarily due to $2.2 million in lower headcount related costs, a decrease in commission expense of $0.5 million, a decrease in travel related expenses of $0.4 million, a decrease in consulting related expenses of $0.3 million, offset by the increase in expenses related to the reassignment of the product design department of $1.2 million.

General and Administrative.

General and administrative expenses decreased by $1.7 million, or 23% to $5.7 million for the three months ended June 30, 2020 from $7.4 million for the three months ended June 30, 2019. These expenses decreased by $4.8 million related to a stock grants issued to executives in May 2019 and a decrease in headcount and consulting expenses of $0.6 million, offset by an increase of $2.0 million in legal expenses and accrued settlements associated with the shareholder litigation, an increase in other legal expenses of $0.9 million, an increase in director and officer insurance premiums of $0.5 million and an increase in bad debt expenses of $0.3 million related to other receivables. The $2.0 million settlement and its associated legal fees are considered non-recurring in nature.

General and administrative expenses decreased by $1.1 million, or 12% to $8.7 million for the six months ended June 30, 2020 from $9.9 million for the six months ended June 30, 2019. These expenses decreased by $4.8 million related to stock grants issued to executives in May 2019 and a decrease in headcount and consulting related costs of $0.3 million, offset by an increase of $2.0 million in legal expenses and accrued settlements associated with the shareholder litigation, an increase in legal expenses of $1.3 million,  an increase of $0.5 million related to increased premiums for director and officer insurance coverage and an increase of $0.3 million in in bad debt expense related to other receivables.

Restructuring costs.

In September 2019, our Board of Directors approved, and our management commenced and completed, a restructuring plan to reduce operating costs and better align our workforce with the needs of our business. During the three months ended June 30, 2020, we record any costs related to restructuring. During the six months ended June 30, 2020, we recorded costs related to restructuring totaling $1.2 million, of which $0.1 million is included in cost of revenues. Our total head count as of June 30, 2020 was 341 worldwide.

Interest and Other Expense, net

We recorded $0.3 million in net interest expense for the three months ended June 30, 2020, as compared to $0.6 million in net interest expense for the three months ended June 30, 2019.

We recorded $0.4 million in foreign exchange loss and $0.6 million in net interest expense for the six months ended June 30, 2020, whereas we recorded $0.3 million in foreign exchange loss and $0.9 million in net interest expense for the six months ended June 30, 2019.

Income Tax Expense

We recognized income tax expense of $0.2 million for the three months ended June 30, 2020. Tax expense for the three months ended June 30, 2019 was $0.5 million.

We recognized income tax expense of $0.4 million for the six months ended June 30, 2020. Tax expense for the six months ended June 30, 2019 was $0.8 million

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of June 30, 2020, the Company did not have any convertible loans or any other borrowing structures in place.

In prior years, the Company maintained a loan and security agreement with East West Bank. No borrowings were made under this facility in 2019 and the facility was cancelled in June 2020. The Company does not have any borrowing arrangements with East West Bank in place as of June 30, 2020.

In October 2017, we entered into a Subordinated Term Loan and Security agreement, or the “B. Riley Loan Agreement” with B. Riley Principal Investments, LLC, or “BRPI”, an affiliate of B. Riley Financial, Inc., a shareholder of ours under which we could borrow principal up to $12,000 via a subordinated secured convertible promissory note, or the “B. Riley Convertible Note”. Borrowings under the B. Riley Loan Agreement, as amended, carried a stated interest rate of 10% and provided that the first year of interest commencing on October 26, 2018 be compounded into the principal, with interest-only payments beginning thereafter.

As of June 30, 2020, and December 31, 2019, the total outstanding principal and interest under the B. Riley Loan Agreement, as amended, was $0 and $10,003, respectively. In July 2019, we repaid $3,250, or 25% of the principal amount under the B. Riley Loan Agreement and incurred a 2% fee on the amount below the $10,000 threshold as a result of the prepayment. During the first six months of 2020, the compounded interest, which was added to the outstanding principal totaled $419.

On June 1, 2020, we entered into a Note Amendment and Debt Cancellation Agreement with BRPI, or the “Note Amendment”, which provided that, contingent upon the closing of the PO, we would repay $4 million of the outstanding indebtedness to BRPI in cash, or the “B. Riley Repayment”, and the remaining principal amount, accrued interest and other amounts outstanding under the B. Riley Convertible Note, after giving effect to the B. Riley Repayment, would convert into shares of common stock to be issued to BRPI or its affiliates at the public offering price of shares of our common stock in the PO.

Pursuant to the Note Amendment, as amended, we made the B. Riley Repayment in June 2020 and the remaining principal amount, accrued interest and other amounts outstanding under the B. Riley Convertible Note, after giving effect to the B. Riley Repayment, in an amount of $6,170,125.51, converted into an aggregate of 8,226,834 shares of our common stock issued to BRPI and BRC Opportunity Fund, L.P., an affiliate of BRPI, or the “Conversion Shares”. Following the B. Riley Repayment and the issuance of the Conversion Shares, we have no outstanding indebtedness under the B. Riley Convertible Note.

Cash and cash equivalents as of June 30, 2020 was $38.1 million, or $26.8 million higher than net cash of $11.3 million at December 31, 2019. The increase was driven primarily by net proceeds from our public offering of $25 million after deducting underwriting discount costs and other offering expenses paid by us.

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months ended June 30,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$5,662	$(34,784)
Net cash used in investing activities	(193)	(491)
Net cash provided by financing activities	21,295	37,920
Net increase in cash and cash equivalents	26,764	2,645

Cash flows from operating activities

For the six months ended June 30, 2020, cash provided in operating activities was $5.7 million, primarily attributable to net loss of $17.1 million, partially offset by a net change in our net operating assets and liabilities of $19.6 million, and non-cash charges of $3.2 million. Non-cash charges primarily consisted of $1.6 million in depreciation and amortization, $0.5 million in stock compensation expense, $0.4 in inventory write-downs, $0.3 million in bad debt expense$0.2 in non-cash interest expense and $0.2 million in accretion of debt discount. The change in our net operating assets and liabilities was primarily due to a $4.8 million decrease in accounts receivables, a $3.9 million decrease in inventory, and an increase of $10.4 million net increase in accounts payable and accrued expenses.

For the six months ended June 30, 2019, cash used in operating activities was $34.8 million, primarily attributable to net loss of $10.7 million, partially offset by a net change in our net operating assets and liabilities of $31.3 million and non-cash charges of $7.2 million. Non-cash charges primarily consisted of $1.8 million in depreciation and amortization and stock-based compensation of $5.6 million, partially offset by non-cash revenue of $0.3 million under our trade-in guarantee program. The change in our net operating assets and liabilities was primarily due to a $12.4 million increase in accounts receivables, a $4.7 million increase in inventory. $9.9 million decrease in accounts payable, and a $3.6 million decrease in deferred revenue, partially offset by a $0.9 million increase in accrued expenses and a $0.6 million decrease in prepaid expenses and other current assets.

Cash flows from investing activities

For the six months ended June 30, 2020, cash used in investing activities was $0.2 million attributable to purchases of property and equipment.

For the six months ended June 30, 2019, cash used in investing activities was $0.5 million, attributable to tooling development and purchases of software licenses of $0.2 million and purchases of property and equipment $0.3 million.

Cash flows from financing activities

For the six months ended June 30, 2020, cash provided by financing activities was $21.3 million, primarily derived from the net proceeds of our public offering of $25.0 million, or the June 2020 public offering proceeds from the exercise of stock options of $0.3 million, partially offset by $4.0 million for the B. Riley Repayment.

For the six months ended June 30, 2019, cash provided by financing activities was $37.9 million, primarily derived from the net proceeds of our initial public offering of $38.4 million upon an IPO which does not include IPO issuance cost of $1.6 million recorded in accounts payable, and a private equity financing of shares of common stock that closed in January 2019 for an aggregate of $1.6 million, partially offset by the payment of income taxes of $1.9 million in connection with the restricted stock awards issued to our former Chief Executive Officer, and net borrowing and repayment on the line of credit of $0.3 million.

Our condensed consolidated financial statements account for the continuation of our business without a going concern designation due primarily to the $25 million in net proceeds from our June 2020 public offering and redemption of long-term debt of $10.2 million of which $4.0 million was paid in cash and $6.2 million in shares of common stock, in June 2020.  This capital raise will allow the Company to continue operations for at least the next twelve months.

Our principal sources of liquidity as of June 30, 2020 consist of existing cash and cash equivalents totaling $38.1 million, which includes the impact of approximately $25 million in net proceeds from our June 2020 public offering.  Although we remain subject to the risks and uncertainties associated with the development and release of new products, among others, we believe our operations have been streamlined to enable us to conduct business more effectively and efficiently despite near term economic uncertainty. However, our liquidity may be negatively impacted if sales decline significantly for an extended period due to the impact of the COVID-19 pandemic. Further, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto impact our business and liquidity will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had not entered into any off-balance sheet arrangements and did not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. With respect to the year ended December 31, 2019, we identified two material weaknesses in our internal controls over financial reporting related to the design and implementation of our IT general controls including elevated (administrator) access to financial reporting systems and subsystems and accounting for fulfillment costs in connection with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On September 20, 2019, a purported Sonim stockholder who allegedly purchased stock registered in Sonim’s initial public offering (“IPO”) filed a putative class action complaint in the Superior Court of the State of California, County of San Mateo, captioned Pearson v. Sonim Technologies, Inc., et al., Case No. 19CIV05564, on behalf of himself and others who purchased shares of Sonim registered in the IPO (the “Pearson Action”).  On October 4 and 16, 2019, two additional purported class action complaints substantially similar to the Pearson Action were filed on behalf of different plaintiffs yet the same putative class of Sonim stockholders, in the same court as the Pearson Action.  On October 7, 2019, a substantially similar putative class action lawsuit was filed in the United States District Court for the Northern District of California.  All four complaints allege violations of the Securities Act of 1933 by Sonim and certain of its current and former officers and directors for, among other things, alleged false or misleading statements and omissions in the registration statement issued in connection with the IPO, relating primarily to an alleged failure to disclose software defects in Sonim’s phones and alleged misstatements about performance characteristics of Sonim’s phones. In July 2020, the Company entered into an agreement with the Lead Plaintiff in the federal court action to settle that case on a class wide basis for the amount of $2.0 million. This settlement is subject to definitive documentation and court approval, as well as stockholders’ opportunity to object and opt-out as provided by the federal court . As a result, the Company has recorded a $2.0 million accrual as of June 30, 2020.

In March 2020, we received a voluntary document request from the Securities and Exchange Commission’s (“SEC”) San Francisco Regional office, and in August 2020, the Company was informed that the SEC staff was conducting a formal investigation. The SEC’s investigation is ongoing. The Company has been cooperating with the SEC in this matter.  The Company is unable to predict the likely outcome of the investigation or determine its potential impact, if any, on the Company.

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

Item 1A. Risk Factors.

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K as amended for the year ended December 31, 2019, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition, or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline, and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K

Risks Related to Our Business

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

The federal, state, and local governments as well as foreign governments have imposed several protocols and regulations restricting the physical movement of individuals in an effort to limit the spread of the coronavirus. Our US and India workforce are currently working from home and are conducting business remotely. We were required to close our manufacturing facility in Shenzhen China beginning on February 1, 2020 and then leave for approximately three weeks. The factory resumed partial operations with a reduced staff during the week of February 24, 2020 and resumed full operations on March 2, 2020. We believe our channel partners generally have sufficient inventory to continue meeting customer needs in the near term, however we have experienced shortages of certain parts such as camera modules and batteries. However, demand for our solutions may be reduced as a result of the COVID-19 outbreak and resulting market uncertainty. We are closely monitoring the impact of the COVID-19 global outbreak and its resulting impact on the sale of our solutions, our manufacturing operations and supply chain, with our top priority being the health and safety of our employees, customers, partners, and communities. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having office workers work remotely, suspending employee travel, and withdrawing from certain industry events. The potential negative effects to our operations, including reductions in production levels, research and development activities, and increased costs resulting from our efforts to mitigate the impact of the coronavirus, may adversely affect our ability to provide our services and solutions.

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

We have incurred significant net losses since 2013 and have an accumulated deficit of $183.3 million as of June 30, 2020. We are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which would negatively impact our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	research and development related to our solutions, including investments in our engineering and technical teams;
•	expansion of our sales and marketing efforts;
•	general and administrative expenses, including legal and accounting expenses related to being, a public company; and
•	continued expansion of our business.

These investments may not result in increased revenues or growth in our business. Additionally, we have recently and may continue to encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to achieve or maintain profitability over the long term or continue as a going concern.  Our consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal sources of liquidity as of June 30, 2020 consist of existing cash and cash equivalents totaling $38.1 million, which includes the impact of approximately $25 million in proceeds from the public offering common stock that closed in June 2020 and $36.8 million in proceeds from our initial public offering of common stock that closed in May 2019. During the six months ended June 30, 2020, approximately $4.6 million of cash was provided from operating activities. Due to these conditions, along with reductions in our current revenue run-rate, substantial doubt exists as to our ability to continue as a going concern.  Our audited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq.  If we cannot grow our revenue run-rate or raise needed funds, we might be forced to make additional reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.

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

*In the three and six months ended June 30, 2020 and 2019, approximately 82% and 82% and 79% and 76% respectively, of our revenues, were derived from our top five customers. We expect our revenues to continue to be heavily concentrated among our top customers, and the loss of, or significant reduction in orders from, any of these customers could significantly reduce our revenues and adversely impact our operating results.

In 2018, three of the four largest U.S. wireless carriers, and the three largest Canadian wireless carriers, began stocking our entire next generation product portfolio following their certification of our products, resulting in significant revenue concentration among these carriers. In addition to the certification and stocking of our products by these wireless carriers, revenue increased among such wireless carriers as a result of increases in awareness of our brand among end users and end customers over the past several years, new product launches and an increased focus by carriers such as AT&T and Verizon on dedicated public safety networks, including FirstNet. We expect our revenues to remain heavily concentrated among these top wireless carriers, and we will be substantially dependent on these wireless carriers continuing to purchase and promote our products to their sales channels as well as customer demand for devices and services from these wireless carriers (factors over which we do not have any control). For example, we anticipate future sales to Sprint will cease at the end of the fourth quarter 2020 as a result of the restructuring of Sprint following its acquisition by T-Mobile. As a result, our customer concentration has increased and may increase more in the future.  The loss of one or more additional significant customers, or reduced demand or purchases from our current significant customers, would result in significant harm to our revenues and results of operations, and our growth could be limited.

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

Any new market into which we attempt to sell our solutions may not be receptive. Our ability to penetrate new markets depends on the quality of our solutions, the continued adoption of our public safety solution by first responders, the perceived value of our solutions as a risk management tool and our ability to design our solutions to meet the demands of our customers. If the markets for our solutions do not develop as we expect, or if these markets are not funded at the levels, we currently expect them to be, our revenues may not grow.

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

*We are involved in securities-related legal actions that are expensive and time consuming, and, if resolved adversely, could result in significant legal expenses and settlement or damage awards.

We and certain of our current and former officers and directors are currently and may in the future become subject to claims and litigation by our stockholders alleging violations of securities laws or other related claims which could harm our business, divert management attention, and require us to incur significant costs.

On September 20, 2019, a purported Sonim stockholder who allegedly purchased stock registered in our initial public offering (“IPO”) filed a putative class action complaint in the Superior Court of the State of California, County of San Mateo, captioned Pearson v. Sonim Technologies, Inc., et al., Case No. 19CIV05564, on behalf of himself and others who purchased shares of Sonim registered in the IPO (the “Pearson Action”). On October 4 and 16, 2019, two additional purported class action complaints substantially similar to the Pearson Action were filed on behalf of different plaintiffs yet the same putative class of Sonim stockholders, in the same court as the Pearson Action. On October 7, 2019, a substantially similar putative class action lawsuit was filed in the United States District Court for the Northern District of California. All four complaints allege violations of the Securities Act of 1933 by us and certain of our current and former officers and directors for, among other things, alleged false or misleading statements and omissions in the registration statement issued in connection with our IPO, relating primarily to an alleged failure to disclose software defects in our phones and alleged misstatements about performance characteristics of our phones. In July 2020, we entered into an agreement with the Lead Plaintiff in the federal court action to settle that case on a class-wide basis for the amount of $2.0 million. This settlement is subject to definitive documentation and court approval, as well as stockholders’ opportunity to object and opt-out as provided by the federal court. As a result, we have recorded a $2.0 million accrual as of June 30, 2020.

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

From time to time we are a party to litigation, arbitration, or administrative actions.  For example, in September and October 2019, four putative class action lawsuits were filed against us, and, in March 2020, we received a voluntary document request from the Securities and Exchange Commission with which we are complying; in August 2020, we were informed that the SEC Staff was conducting a formal investigation. Additionally, our business may bring us into conflict with third parties with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. Our financial results and reputation could be negatively impacted by unfavorable outcomes to any future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act, the U.K. Bribery Act, or other anti-corruption laws. Monitoring, initiating and defending against legal actions is time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation. Lawsuits are subject to inherent uncertainties, and defense and disposition costs depend upon many unknown factors. Lawsuits could result in judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of our stockholders' investment in our common stock.  There can be no assurances as to the favorable outcome of any litigation or administrative proceedings. In addition, it can be very costly to defend litigation or administrative proceedings and these costs could negatively impact our financial results.

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

The listing standards of the Nasdaq Global Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00, or the “minimum bid requirement”, and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. If we fail to meet the minimum bid requirement, or in the event we are unable to maintain one of the alternative continued listing standards, our common stock may be subject to delisting from the Nasdaq Stock Market.

On July 22, 2020, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC, or the “staff”, notifying us that, for 30 consecutive business days, the bid price for our common stock did not meet the minimum bid requirement. In accordance with the Nasdaq Listing Rules, we have 180 calendar days to regain compliance with the minimum bid requirement. To regain compliance with the minimum bid requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-day compliance period, unless the staff exercises its discretion to extend this period pursuant to the Nasdaq Listing Rules. Our compliance period will expire on January 18, 2021. In the event that we do not regain compliance on or before January 18, 2021, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the minimum bid requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to the staff of our intention to cure the deficiency during the second compliance period. However, if it appears to the staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, the staff could provide notice that our common stock will become subject to delisting. In the event we receive notice that our Common Stock is being delisted, the Nasdaq Listing Rules permit us to appeal any such delisting determination by the staff to a Hearings Panel. However, there can be no assurance that if the Company appeals the delisting determination to a Hearings Panel, such appeal would be successful, or that the Company will be able to regain compliance with the minimum bid requirement or maintain compliance with the other Nasdaq listing requirements.

If we are delisted, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;
•	a reduced amount of analyst coverage for us;
•	a decreased ability to issue additional securities or obtain additional financing in the future;
•	reduced liquidity for our stockholders;
•	potential loss of confidence by collaboration partners and employees; and
•	loss of institutional investor interest.

Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

If we are unable to maintain the listing of our common stock on Nasdaq or another national securities exchange, our common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1.0 million, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if we are unable maintain the listing of our common stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected. If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

Our executive officers and directors, and their affiliated entities, along with our two other largest stockholders, own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors, together with entities affiliated with such individuals, along with our two other largest stockholders, beneficially own a significant percentage of our common stock as of June 30, 2020. Accordingly, these stockholders may, as a practical matter, continue to be able to control the election of a majority of our directors and the determination of all corporate actions. This concentration of ownership could delay or prevent a change in control of the Company.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. Section 302 of the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures in our quarterly and annual reports and, beginning with our annual report for the year ended December 31, 2020, Section 404 of the Sarbanes-Oxley Act requires that we perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. As a newly public company, we may experience difficulty in testing our internal controls in a timely manner. We have recently implemented reductions in force which may result in changes to our internal controls over financial reporting. A changing internal control environment increases the risk that our system of internal controls is not designed effectively or that internal control activities will not occur as designed. The occurrence of or failure to remediate a significant deficiency or material weakness may adversely affect our business and the market price of shares of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. With respect to the year ended December 31, 2019, we identified two material weaknesses in our internal controls over financial reporting related to the design and implementation of our IT general controls including elevated (administrator) access to financial reporting systems and subsystems and accounting for fulfillment costs in connection with adoption of ASU 2014- 09, Revenue from Contracts with Customers (Topic 606). Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

As previously disclosed in a Form 8-K filed with the SEC on June 5, 2020, we issued 8,226,834 shares of our common stock to B. Riley Principal Investments, LLC, an affiliate of B. Riley Financial, Inc. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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

Company Name

Date: August 12, 2020	By:	/s/ Tom Wilkinson
Tom Wilkinson
Chief Executive Officer

Date: August 12, 2020	By:	/s/ Robert Tirva
Robert Tirva
Chief Financial Officer