Form 10-Q
period 2020-09-30
SONIM TECHNOLOGIES INC
filed 2020-11-12
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 001-38907

Sonim Technologies, Inc.

(Exact -name of -registrant as -specified in its -charter)

Delaware	94-3336783
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6836 Bee Cave Road, Bldg. 1, S#279,

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

As of October 31, 2020, the registrant had 66,162,019 shares of common stock, $0.001 par value per share, outstanding.

i

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 and DECEMBER 31, 2019 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$31,672	$11,298
Accounts receivable, net	5,804	10,082
Inventory	12,828	19,531
Prepaid expenses and other current assets	6,148	6,430
Total current assets	56,452	47,341
Property and equipment, net	1,146	1,442
Other assets	4,778	6,676
Total assets	$62,376	$55,459
Liabilities and stockholders’ equity
Current portion of long-term debt	$177	$9,821
Accounts payable	10,552	7,234
Accrued expenses	14,663	10,265
Deferred revenue	290	291
Total current liabilities	25,682	27,611
Income tax payable	2,135	1,961
Long-term debt, less current portion	222	362
Total liabilities	28,039	29,934
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 66,008,316 and 20,437,235 shares issued and outstanding at, September 30, 2020 and December 31, 2019, respectively.	66	20
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized	—	—
Additional paid-in capital	224,041	191,751
Accumulated deficit	(189,770)	(166,246)
Total stockholders’ equity	34,337	25,525
Total liabilities and stockholders’ equity	$62,376	$55,459

The accompanying notes are an integral part of these condensed consolidated financial statements

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues	$14,393	$28,850	$48,157	$99,081
Cost of revenues	9,994	21,968	36,675	68,733
Gross profit	4,399	6,882	11,482	30,348
Operating expenses:
Research and development	3,389	6,651	10,581	20,996
Sales and marketing	2,884	3,042	8,611	10,986
General and administrative	4,245	2,870	13,003	12,770
Restructuring costs	—	578	1,087	578
Total operating expenses	10,518	13,141	33,282	45,330
Loss from operations	(6,119)	(6,259)	(21,800)	(14,982)
Interest expense	(182)	(235)	(803)	(1,212)
Other expense, net	(13)	(248)	(408)	(519)
Loss before income taxes	(6,314)	(6,742)	(23,011)	(16,713)
Income tax expense	(150)	(33)	(513)	(785)
Net loss	$(6,464)	$(6,775)	$(23,524)	$(17,498)
Net loss per share, basic and diluted	$(0.10)	$(0.33)	$(0.60)	$(0.97)
Weighted–average shares used in computing net loss per share, basic and diluted	65,938,028	20,356,447	39,494,441	18,085,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended September 30, 2020	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2020	65,927,316	$66	$223,495	$(183,306)	$40,255
Issuance of common stock, net of issuance costs	—	—	64	—	64
Issuance of common stock, debt repayment	—	—	169	—	169
Issuance of common stock upon exercise of stock options	2,875	—	1	—	1
Net settlement of common stock upon release of RSU	78,125	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	312	—	312
Net loss	—	—	—	(6,464)	(6,464)
Balance at September 30, 2020	66,008,316	$66	$224,041	$(189,770)	$34,337

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2020	Shares	Amount	Capital	Deficit	Equity
Balance at, January 1, 2020	20,437,235	$20	$191,751	$(166,246)	$25,525
Issuance of common stock, net of issuance costs	36,800,000	37	25,019	—	25.056
Issuance of common stock, debt repayment	8,226,834	8	6,162	—	6,170
Issuance of common stock upon exercise of stock options	366,732	1	303	—	304
Issuance of common stock upon purchase of ESPP	64,320	—	42	—	42
Net settlement of common stock upon release of RSU	113,195	—	(6)	—	(6)
Employee and nonemployee stock-based compensation	—	—	770	—	770
Net loss	—	—	—	(23,524)	(23,524)
Balance at, September 30, 2020	66,008,316	$66	$224,041	$(189,770)	$34,337

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended September 30, 2019	Shares	Amount	Capital	Deficit	Equity
Balance at, July 1, 2019	20,344,258	$20	$190,874	$(151,135)	$39,759
Exercise of stock options	13,525	—	14	—	14
Employee and nonemployee stock-based compensation	—	—	307	—	307
Net loss	—	—	—	(6,775)	(6,775)
Balance at, September 30, 2019	20,357,783	$20	$191,195	$(157,910)	$33,305

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2019	Shares	Amount	Capital	Deficit	Equity
Balance at, January 1, 2019	15,591,357	$15	$148,641	$(143,527)	$5,129
Beginning balance adjustment – impact of ASC 606	—	—	—	3,115	3,115
Issuance of common stock, net of issuance costs	227,628	1	1,603	—	1,604
Issuance of common stock upon IPO, net of issuance costs	4,297,901	4	36,845	—	36,849
Exercise of stock options	85,559	—	69	—	69
Exercise of warrants	155,338	—	23	—	23
Taxes paid on RSA	—	—	(1,897)	—	(1,897)
Employee and nonemployee stock-based compensation	—	—	5,911	—	5,911
Net loss	—	—	—	(17,498)	(17,498)
Balance at, September 30, 2019	20,357,783	$20	$191,195	$(157,910)	$33,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	Nine Months Ended
	September 30
	2020	2019
Cash flows from operating activities:
Net loss	$(23,524)	$(17,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,321	2,669
Stock-based compensation	770	5,911
Inventory write-downs	407	2,109
Trade-in guarantee	—	(268)
Non-cash interest expense	335	50
Accretion of debt discount	159	90
Deferred income taxes	(1)	(7)
Bad debt expense	289	—
Changes in operating assets and liabilities:
Accounts receivable	4,278	1,507
Inventory	6,296	(5,185)
Prepaid expenses and other current assets	44	2,968
Other assets	134	(2,722)
Accounts payable	3,210	(9,710)
Accrued expenses	4,399	(5,263)
Deferred revenue	(1)	(3,657)
Income tax payable	174	203
Net cash used in operating activities	(710)	(28,803)
Cash flows from investing activities:
Purchase of property and equipment	(203)	(908)
Development of tooling and purchased software licenses	—	(347)
Net cash used in investing activities	(203)	(1,255)
Cash flows from financing activities:
Repayment on long-term debt	(4,110)	(3,621)
Proceeds on line of credit	—	5,614
Repayment on line of credit	—	(5,614)
Proceeds from PPP Loan	2,289	—
Repayment of PPP Loan	(2,289)	—
Proceeds from issuance of common stock, net of costs	25,056	1,604
Proceeds from issuance of common stock upon IPO, net of costs	—	37,180
Taxes paid on net issuance of restricted stock award and restricted stock units	(6)	(1,897)
Proceeds from exercise of warrants	—	23
Proceeds from ESPP purchase of stock	43	—
Proceeds from exercise of stock options	304	69
Net cash provided by financing activities	21,287	33,358
Net increase in cash and cash equivalents	20,374	3,300
Cash and cash equivalents at beginning of period	11,298	13,049
Cash and cash equivalents at end of period	$31,672	$16,349
Supplemental disclosure of cash flow information:
Cash paid for interest	$260	$1,392
Cash paid for income taxes	76	352
Non-cash investing and financing activities:
Other assets included in accounts payable	108	74
IPO issuance costs included in accounts payable	—	331
Settlement of long-term debt with issuance of common stock	6,170	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 1 —The Company and its significant accounting policies

Description of Business —Sonim Technologies, Inc. (“Sonim”, “we”, “our”, or the “Company”) was incorporated in the state of Delaware on August 5, 1999 and is headquartered in Austin, Texas. The Company is a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobility solutions to several of the largest wireless carriers in the United States— including AT&T, T-Mobile and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. Due to the acquisition of Sprint by T-Mobile, the Company’s current generation of products sold to Sprint/T-Mobile will be phased out.  The Company is actively working to develop a new series of products for T-Mobile. Our phones and accessories connect workers with voice, data and workflow applications in two end markets: industrial enterprise and public sector.

The Company is closely monitoring the impact of the COVID-19 global outbreak and its resulting impact on its manufacturing operations and supply chain, with its top priority being the health and safety of our employees, customers, partners, and communities.

The Company believes sales partners have sufficient inventory to continue meeting customer needs in the near term. However, demand for the Company’s solutions may be reduced as a result of the COVID-19 outbreak and resulting market uncertainty. It also remains possible that the Company’s results could be negatively impacted by interruptions in the global supply chain due to the continued and unpredictable spread of this pandemic. The magnitude of any future impact of the COVID-19 outbreak is unknown. The Company is working closely with its partners and suppliers to manage through this situation.

Restrictions on travel and the imposition of stay-at-home or work remote conditions have impacted our operations and those of our customers. The Company has effective communications and collaboration tools in place to ensure business continuity during periods requiring remote operation. While we have not experienced major disruptions, our ability to interact with customers has been impacted by the current environment. There is a risk that our inability to meet in-person with current or prospective customers, as well as the cancellation or postponement of Company-sponsored events or third-party events at which our products are featured, may have a negative impact on our business.

Liquidity – The Company’s condensed consolidated financial statements account for the continuation of its business due primarily to approximately $25 million in net proceeds from the Company’s public offering of common stock that closed June 2020 and redemption of approximately $10 million of note payable in June 2020. The Company believes that the proceeds from the foregoing capital raise has provided the Company with sufficient funds to continue operations for at least the next twelve months.

Our principal sources of liquidity as of September 30, 2020 consist of existing cash and cash equivalents totaling $31.7 million, which includes approximately $25 million in net proceeds from our June 2020 public offering of common stock.  Although we remain subject to the risks and uncertainties associated with the development and release of new products, among others, we believe our operations have been streamlined to enable us to conduct business more effectively and efficiently despite near term economic uncertainty.

On April 13, 2020, the Company received approximately $2.3 million in loan proceeds from the Payroll Protections Program (the “PPP”) administered by the United States Small Business Administrations (the “SBA”).  The PPP was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  Following further guidance from the SBA on April 23, 2020 and further deliberation by the Board of Directors of the Company (the “Board of Directors”), the Company repaid the PPP Loan on April 29, 2020.

The Company may seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow it to invest in growth opportunities. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additionally, if the Company issues additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. Additionally, the Company may be limited as to the amount of funds it can raise pursuant to SEC rules and the continued listing requirements of Nasdaq. In addition, global financial crises and economic downturns, including those caused by widespread public health crises such as the COVID-19 pandemic, may cause extreme volatility and disruptions in capital and credit markets, and may impact the Company’s ability to raise additional capital when needed on acceptable terms, if at all. If the Company cannot grow its revenue run-rate or raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its business plan and ultimately its viability as a Company.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Financial Statement Presentation—The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited consolidated financial statements for the year ended December 31, 2019. Results of operations for interim periods are not necessarily indicative of annual results of operations. The unaudited condensed consolidated balance sheet at, December 31, 2019 is extracted from the audited annual consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements.

Principles of Consolidation — The accompanying condensed consolidated financial statements include the accounts of Sonim Technologies. Inc. and its wholly owned foreign subsidiaries, Sonim Technologies Spain SL, Sonim Technologies India Private Limited, Sonim Technologies (Shenzhen) Limited, Sonim Technologies (Hong Kong) Limited, Sonim Technologies (Canada), Inc. and Sonim Communications India Private Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

Estimates —The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, but are not limited to, estimates related to revenue recognition; valuation assumptions regarding the determination of the fair value of common stock, the useful lives of our long-lived assets; product warranties; loss contingencies; and the recognition and measurement of income tax assets and liabilities, including uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Notwithstanding the foregoing, the worldwide spread of the COVID-19 pandemic is expected to result in a global slowdown of economic activity, which is likely to decrease demand for a broad variety of goods and services, including from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. The Company expects this to have a negative impact on its ability to make estimates.  These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Significant accounting policies — Other than the adoption of new accounting standards in New Accounting Pronouncements describes in the note below. There have been no material changes in the accounting policies from those disclosed in the audited  consolidated financial statements for the year ended December 31, 2019.

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

Revenue recognition incorporates discounts, price protection and customer incentives. In addition to cooperative marketing and other incentive programs, the Company has arrangements with several distributors, which allow for price protection and limited rights of return, generally through stock rotation programs. Under the price protection programs, the Company gives distributors credits for the difference between the original price paid and the Company’s then current price. Under the stock rotation programs, certain distributors are able to exchange certain products based on the number of qualified purchases made during the period.

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

The 2020 Offering (“PO”) —On June 9, 2020, the Company completed an underwritten public offering (“PO’) in which the Company sold 36,800,000 shares of its common stock, at a price to the public of $0.75 per share. The offer and sale of the shares in the PO were registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-238869), which was declared effective by the SEC on June 4, 2020. The Company raised approximately $25,056 in net proceeds, after deducting underwriting discounts and commissions of $1,656 and offering expenses of approximately $719. Offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s PO, are offset against proceeds from the PO within stockholders’ equity.

Initial Public Offering (“IPO”) —On May 14, 2019, the Company completed an initial public offering (“IPO’) in which the Company sold 3,571,429 shares of its common stock, at a price to the public of $11.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230887), which was declared effective by the SEC on May 9, 2019 and the Company’s common stock began trading on -the Nasdaq -Global Market on May 10, 2019. On May 22, 2019, the Company sold an additional 505,714 shares of common stock, and its Chief Executive Officer sold 30,000 shares of common stock, at a price to the public of $11.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares.  The Company raised approximately $36,849 in net proceeds, after deducting underwriting discounts and commissions of $3,139 and offering expenses paid by us of approximately $4,861 . Offering costs, which consisted of direct incremental legal, consulting, banking and accounting fees relating to the Company’s IPO, were offset against proceeds from the IPO within stockholders’ equity. As of December 31, 2018, there was $63 of deferred offering costs within other non-current assets on the condensed consolidated balance sheets. During the nine months ended September 30, 2019, $4,798 in deferred offering costs were incurred and charged to additional paid in capital. $331 issuance cost was unpaid and charged to accounts payable/accrued expenses as of September 30, 2019.

New accounting pronouncements:

Pronouncements adopted in 2019:

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies are required to adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that, is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The guidance permitted two methods of adoption, the full retrospective method applying the standard to each prior reporting period presented, or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients at their discretion. The Company adopted the standard using the modified retrospective method with a cumulative adjustment and provided additional disclosures comparing results to previous U.S. GAAP in Note 2. We applied the new revenue standards only to contracts not completed as of the date of initial application, referred to as open contracts.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for nonpublic business entities beginning after December 15, 2019 with early adoption permitted. We applied this new standard as of the effective date and believe there is no significant impact.

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

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 2 —Revenue recognition

The following reflect the changes in account balances as a result of adoption of ASC 606:

Three months ended, September 30, 2019 (unaudited)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Net revenues	$28,850	$28,850	$-
Cost of revenues	21,968	21,602	366
Gross profit	6,882	7,248	(366)
Operating expenses:
Research and development	6,651	7,010	(359)
Sales and marketing	3,042	3,042	—
General and administrative	2,870	2,870	—
Restructuring costs	578	578	—
Total operating expenses	13,141	13,500	(359)
Loss from operations	(6,259)	(6,252)	(7)
Interest expense	(235)	(235)	—
Other expense, net	(248)	(248)	—
Loss before income taxes	(6,742)	(6,735)	(7)
Income tax expense	(33)	(33)	—

Net loss	$(6,775)	$(6,768)	$(7)
Net loss per share, basic and diluted	$(0.33)	$(0.33)	$—
Weighted–average shares used in computing net loss per share, basic and diluted	20,356,447	20,356,447

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Nine months ended, September 30, 2019 (unaudited)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Net revenues	$99,081	$99,081	$-
Cost of revenues	68,733	67,644	1,089
Gross profit	30,348	31,437	(1,089)
Operating expenses:
Research and development	20,996	23,644	(2,648)
Sales and marketing	10,986	10,986	—
General and administrative	12,770	12,770	—
Restructuring costs	578	578	—
Total operating expenses	45,330	47,978	(2,648)
Loss from operations	(14,982)	(16,541)	1,559
Interest expense	(1,212)	(1,212)	—
Other expense, net	(519)	(519)	—
Loss before income taxes	(16,713)	(18,272)	1,559
Income tax expense	(785)	(785)	—

Net loss	$(17,498)	$(19,057)	$1,559
Net loss per share, basic and diluted	$(0.97)	$(1.05)	$0.08
Weighted–average shares used in computing net loss per share, basic and diluted	18,085,719	18,085,719

The Company recognizes revenue primarily from the sale of products, including its mobile phones and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three and nine months ended September 30, 2020 and 2019, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific model phones. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

Disaggregation of revenue

The following table presents our net revenue disaggregated by product category:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Smartphones	$5,684	$11,709	$18,040	$45,578
Feature Phones	8,323	16,224	28,059	49,623
Accessories/Other	386	917	2,058	3,880
	$14,393	$28,850	$48,157	$99,081

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

As of December 31, 2019, the total costs to fulfill a contract which were deferred and capitalized upon adoption of ASC 606 totaled $4,525 and were recorded in Other Assets. The total capitalized costs to fulfill a contract is primarily associated with Company’s introduction of the XP8 model phone. As of September 30, 2020, the total costs to fulfill a contract included in other assets were $3,298.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. As of September 30, 2020, the Company does not have a contract receivable balance. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the consolidated balance sheets. As of December 31, 2019, and September 30, 2020, the contract liabilities were $291 and $290, respectively, with the contract liabilities as of September 30, 2020 expected to be recognized into revenue in 2020.

The following table is a rollforward of contract balances as of September 30, 2020:

Contractual
Liability
Balance at, January 1, 2020	$291
Recognition of revenue	(177)
Addition to deferred revenue	176
Balance at, September 30, 2020	$290

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at, September 30, 2020 and 2019, and December 31, 2019.

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

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$17,900	$—	$—	$17,900

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$9,250	$—	$—	$9,250

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the nine months ended September 30, 2020 and 2019:

Trade-In
Guarantee
Balance at, January 1, 2020	$—
Recognition of revenue	—
Balance at, September 30, 2020	$—

Balance at, January 1, 2019	$268
Recognition of revenue	(268)
Balance at, September 30, 2019	$—

NOTE 4 —Inventory

Inventory consisted of approximately the following:

	September 30, 2020	December 31, 2019
Finished goods	$7,523	$13,559
Work in process	553	—
Raw materials	3,567	4,522
Accessories	1,185	1,450
	$12,828	$19,531

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 5 —Warranty Liability

The table below sets forth the activity in the warranty liability, which is included in accrued expenses on the condensed consolidated balance sheets, for the nine months ended September 30, 2020 and 2019:

Balance, January 1, 2020	$1,154
Additions	1,269
Cost of warranty claims	(1,187)
Balance, September 30, 2020	$1,236

Balance, January 1, 2019	$1,103
Additions	957
Cost of warranty claims	(856)
Balance, September 30, 2019	$1,204

NOTE 6 —Borrowings

Senior Credit Agreement

In prior years, the Company maintained a loan and security agreement with East West Bank. No borrowings were made under this facility in 2019 and 2020, and the facility was cancelled in June 2020.

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

The amended B. Riley Loan Agreement  included repayment penalties if any repayment reduced the principal amount outstanding below $10,000. The prepayment penalty was 1% for 2019 through maturity. The borrowings under the B. Riley Loan Agreement, as amended would have matured on September 1, 2022 and carried a stated interest rate of 10% and provided that the first year of interest commencing on October 26, 2018 was compounded into the principal, with interest-only payments beginning thereafter.

On June 1, 2020, the Company entered into a Note Amendment and Debt Cancellation Agreement with BRPI (the “Note Amendment”), which provided that, contingent upon the closing of the PO, the Company would repay $4 million of the outstanding indebtedness to BRPI in cash (the “B. Riley Repayment”) and the remaining principal amounts, accrued interest and other amounts outstanding under the B. Riley Loan Agreement, after giving effect to the B. Riley Repayment, would be redeemed for shares of common stock to be issued to BRPI or its affiliates at the public offering price of shares of our common stock in the PO.

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

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of September 30, 2020, and December 31, 2019, the total outstanding principal and interest under the B. Riley Loan Agreement, as amended, was zero and $10,003, respectively.  In July 2019, the Company repaid $3,250, or 25% of the principal amount under the B. Riley Loan Agreement and incurred a 2% fee on the amount below the $10,000 threshold as a result of the prepayment.  During the nine months -ended September 30, 2020, the compounded interest, which was added to the outstanding principal totaled $166.

As of December 31, 2019, the Company had classified the debt under the B. Riley Loan Agreement, as a current liability based on the occurrence of a material adverse change in its business. Upon the occurrence and during the continuance of an event of default under the B. Riley Loan Agreement, BRPI had the option, among other things, to accelerate the debt and foreclose upon the assets pledged as collateral. In addition, the Company was unable to borrow under the EWB facility during the continuance of an event of default thereunder or under the B. Riley Loan Agreement.

Promissory Notes Payable—In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements would be paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $399 and $508, at September 30, 2020 and December 31, 2019, respectively.

PPP Loan--On April 13, 2020, the Company received approximately $2.3 million in PPP loan proceeds. Following additional guidance issued by the SBA on April 23, 2020 that casted doubt on the ability of public companies to qualify for loans under the PPP, the Company repaid the PPP loan on April 29, 2020.

Other Financing Arrangements—In 2017, the Company entered into three financing arrangements totaling approximately $472 with remaining maturity dates of June 2020 and August 2020. During the quarter ended September 30, 2019, the Company repaid the remaining outstanding balance.

Future aggregate annual principal payment on all long-term debt, are as follows for the next 5 years as of September 30, 2020:

Year Ending December 31,
2020	$33
2021	144
2022	144
2023	78
$399

NOTE 7 —Warrants

During the nine months ended September 30, 2020 and year ended December 31, 2019, there was no activity related to the Company’s warrants. The following table discloses warrants issued and outstanding as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Exercise	Number of warrant	Year of	Exercise	Number of warrant	Year of
Issuance date	price	shares	expiration	price	shares	expiration
Common
November 2012	$6.03	7	2028	$6.00	7	2028
November 2012				$6.00	927	2020
November 2012	$14.50	22	2028	$14.50	22	2028
Total warrants		29			956

Warrants for 927, expired January 2020.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 8 —Stock-based Compensation

As of September 30, 2020, the Company had the 2012 Equity Incentive Plan (the “2012 Option Plan”) and 2019 Equity Incentive Plan (the “2019 Option Plan”) and the 2019 Employee Stock Purchase Plan in place.

As of September 30, 2020, the number of shares available to be issued under the 2019 Option Plan were 2,967,576.  In May 2020, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under the 2019 Option Plan by 3,000,000 shares, which was approved by the Company’s stockholders on September 29, 2020. As of September 30, 2020, the number of shares available to be issued under the 2019 Employee Stock Purchase Plan was 408,453.

The 2019 Option Plans provides for the grant of incentive and non-statutory stock options (“Options”), stock appreciation rights (“SAR”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) to employees, nonemployee directors, and consultants of the Company. Option awards granted under the 2019 Option Plan generally become exercisable ratably over a two-year or four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Board of Directors, certain awards may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other awards are exercisable only to the extent vested. At, September 30, 2020 and December 31, 2019, there were no shares that had been early exercised that were subject to the Company’s repurchase right at that date. The exercise price or strike price for Options and SARs granted under the 2019 Option Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive stock options granted under the 2019 Option Plan to ten percent or greater stockholders must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and are not exercisable after five years from the date of grant.

The Board of Directors adopted, and its stockholders approved, the 2019 Employee Stock Purchase Plan and the 2019 Option Plan in March 2019 and April 2019, respectively, each of which became effective in connection with the IPO.  There are 541,379 shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan as of September 30, 2020. Additionally, the number of shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 500,000 shares, unless the Board of Directors or the compensation committee of the Board of Directors determines prior to such date that there will be a lesser increase, or no increase. The increase under the 2019 Employee Stock Purchase Plan for 2020 was 204,372 shares. As of September 30, 2020, 5,906,900 shares of common stock are reserved for future issuance under the 2019 Option Plan, plus the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expire or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2019 Option Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the Board of Directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase. The increase under the 2019 Option Plan for 2020 was 1,021,861 shares.

On May 15, 2020, 64,320 shares of common stock were issued under the 2019 Employee Stock Purchase Plan.

Stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$64	$93	$195	$269
Sales and marketing	59	65	165	543
General and administrative	173	114	371	5,044
Cost of revenues	16	35	39	55
	$312	$307	$770	$5,911

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Stock Options:

Stock option activity for the nine months ended September 30, 2020 is as follows:

			Weighted average
		Weighted average	remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value
Outstanding at January 1, 2020	2,645,714	$3.50	8.51	$4,184
Options granted	26,000	$0.86
Options exercised	(366,732)	$0.83
Options forfeited	(504,307)	$4.73
Options expired	(114,061)	$7.23
Outstanding at September 30, 2020	1,686,614	$3.42	7.01	$97

Vested and expected to vest at September 30, 2020	1,686,614	$3.42	7.01	$97
Exercisable at September 30, 2020	719,158	$3.85	4.23	$96

As of September 30, 2020, there was approximately $3,547 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.

Restricted Stock Units:

The following table summarized the outstanding RSUs as of September 30, 2020:

RSUs
Outstanding at January 1, 2020	249,500
Granted	2,692,000
Released	(119,875)
Forfeited	(244,250)
Outstanding at September 30, 2020	2,577,375

Vested at September 30, 2020	—

As of September 30, 2020, unvested restricted stock units totaled 2,577,375 shares.  There were 676,500 and 2,692,000 RSUs issued for the three and nine months ended September 30, 2020, respectively.  There were no RSUs issued for the three and nine months ended September 30, 2019. On September 24, 2020, Mr. Maurice Hochschild, who serves on the Board of Directors, informed the Company of his intention to step down from the Board of Directors of the Company effective September 27, 2020.  In connections with the departure of Mr. Hochschild, the Board of Directors approved the acceleration of vesting of 57,000 shares of RSU’s.  This acceleration resulted in additional stock-based compensation.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 9 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three months ended September 30, 2020 and 2019, the Company recorded provisions for income taxes of $150, and $33, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded provisions for income taxes of $513, and $785, respectively.

On March 27, 2020, the President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions of which only the acceleration of timing of tax refunds for minimum tax credits apply to the Company.  As a result of the CARES Act, the Company reclassified $68 of minimum tax credits from a non-current asset to a current asset as of September 30, 2020.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changes existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. Beginning in 2018, the Company became subject to the global intangible low-taxed income (GILTI) provisions of the Tax Act on the income of the Company’s foreign subsidiaries.  The Company’s foreign subsidiaries were profitable during the three and nine months ended September 30, 2020 and forecast profits for all of 2020.  The GILTI subjects the income of the foreign subsidiaries to U.S. taxation.  The Company’s accounting policy related to the GILTI is to treat GILTI related book/tax differences as period costs and to use the incremental cash tax savings approach in evaluating the Company’s U.S. net operating loss valuation allowance assessment.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions.  In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.  These assessments can require considerable estimates and judgments.  As of September 30, 2020, the gross amount of unrecognized tax benefits was approximately $7,000.  If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required.  If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.  The Company expects to have an approximate $1,500 reduction in its unrecognized tax benefits during the next twelve months.

Sonim Technologies (Shenzhen) Limited was notified of a tax inquiry by the Shenzhen Tax Bureau Bao’an Branch of the State Administration of Taxation on June 18, 2020 for both the 2017 and 2019 tax years.  The Company has met with the Shenzhen Tax Bureau Bao’an Branch of the State Administration of Taxation and cooperated with the audit.  The Company previously recorded an uncertain tax position long-term tax lability plus interest for a potential claim by Shenzhen Bao’an Branch of the State Administration of Taxation and, as such, will not record an adjustment to the uncertain tax position liability related to this inquiry as of September 30, 2020. The Company resolved the tax inquiry in October 2020 and paid an additional $95. The Company reclassified $95 of a non-current tax liability to a current tax liability as of September 30, 2020. The Company has concluded there is a remote possibility that any further reassessment will occur for the applicable years and as such there has been an effective settlement for the years 2013 to 2019 and will recognize a net tax benefit in the fourth quarter of 2020 of $1,981.

NOTE 10 —Commitments and Contingencies

Royalty payments—The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire in 2021 and 2023. Royalty expense for the three months ended September 30, 2020 and 2019 was $470 and $862, respectively. Royalty expense for the nine months ended September 30, 2020 and 2019 was $1,664 and $2,560, respectively, which are included in cost of revenues in the condensed consolidated statements of operations.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Securities litigation—On September 20, 2019, a purported Sonim stockholder who allegedly purchased stock registered in Sonim’s initial public offering (“IPO”) filed a putative class action complaint in the Superior Court of the State of California, County of San Mateo, captioned Pearson v. Sonim Technologies, Inc., et al., Case No. 19CIV05564, on behalf of himself and others who purchased shares of Sonim registered in the IPO (the “Pearson Action”).  On October 4 and 16, 2019, two additional purported class action complaints substantially similar to the Pearson Action were filed on behalf of different plaintiffs yet the same putative class of Sonim stockholders, in the same court as the Pearson Action (the “’33 Act State Court Actions”).  The defendants have asked the Superior court to dismiss the “33 Act State Court Actions based on the provision in the Company’s Amended and Restated Certificate of Incorporation requiring stockholders to file and litigate in federal court any claims under the Securities Act of 1933. The motion is pending. On October 7, 2019, a substantially similar putative class action lawsuit was filed in the United States District Court for the Northern District of California (the “’33 Act Federal Action”). All four complaints allege violations of the Securities Act of 1933 by Sonim and certain of its current and former officers and directors for, among other things, alleged false or misleading statements and omissions in the registration statement issued in connection with the IPO, relating primarily to an alleged failure to disclose software defects in Sonim’s phones and alleged misstatements about performance characteristics of Sonim’s phones. In July 2020, the Company entered into an agreement with the Lead Plaintiff in the 33 Act Federal Action to settle that case on a class wide basis for the amount of $2,000. This settlement is subject to definitive documentation and court approvals, as well as stockholders’ opportunity to object and opt-out as provided by the federal court. As a result, the Company recorded a $2,000 accrual in June 2020 in general administration expense.

Securities and Exchange Commission Formal Order of Private Investigation: In March 2020, the Company received a voluntary document request from the SEC San Francisco Regional office, and in August 2020, the Company was informed that the SEC Staff was conducting a formal investigation.  The SEC’s investigation is ongoing. The Company has been cooperating with the SEC in the matter.  The Company is unable to predict the likely outcome of the investigation or determine its potential impact, if any, on the Company.

Derivative litigation—On September 21, 2020, the Company, and certain of its current and former directors and officers were sued by a stockholder on behalf of our Company in a derivative action in the United States District Court for the District of Delaware, Case No 20-cv-1270-MN. The complaint is based largely on the same underlying factual allegations as the ’33 Act Federal Action.  We believe we have meritorious defenses and intend to defend this matter vigorously.  Nevertheless, given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or determine its potential impact, if any, on the Company.

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

Contingent severance obligations—The Company has agreements in place with certain key employees (Executive Severance Arrangement) guaranteeing severance payments under certain circumstances. Generally, in the event of termination by the Company without cause, termination due to death or disability, or resignation for good reason, the Company is obligated to the pay the employees: (i) any time before a Change in Control, amounts up to $1,754 or (ii) if at any time within 12 months of a Change in Control, amounts up to $2,345.  As of September 30, 2020, and December 31, 2019, no accrual has been recorded.

On December 11, 2019, the Board of Directors approved the Sonim Technologies Inc. Transaction Bonus Plan (the “Plan”) that is intended to incentivize Company employees who are in a position to significantly impact the value received by the Company’s stockholders in a change of control transaction. Pursuant to the Plan, upon consummation of a change of control transaction, 10% of the consideration payable to Company stockholders, after deducting transaction expenses, will be distributed to Plan participants, including the Company’s named executive officers. The Plan has a three-year term and may be extended by the administrator of the Plan. Subject to the terms of the Plan, participants must be continuously providing services to the Company through the date of the closing of a change in control transaction to be eligible to receive a bonus thereunder, and payment is contingent upon delivery and non-revocation of a general release of claims. In connection with the adoption of the Plan, the Board of Directors allocated a 50%

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

interest in the Plan to Tom Wilkinson, the Company’s Chief Executive Officer, and a 10% interest in the Plan to Robert Tirva, the Company’s Chief Financial Officer and 25% to 6 other key employees and consultants.

NOTE 11—Related Party Transactions

Management Services Agreement—In October 2017, the Company entered into a management services agreement with B. Riley Principal Investments, an investor, pursuant to which B. Riley Investments agreed to provide advisory and consulting services to the Company. The Company incurred approximately $56 in related consulting fees for the nine months ended September 30, 2019.  At the closing of the Company’s IPO in May 2019, the management services agreement was terminated in accordance with its terms.

NOTE 12 —Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss allocable to common stockholders	$(6,464)	$(6,775)	$(23,524)	$(17,498)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	65,938,028	20,356,447	39,494,441	18,085,719
Net loss per share, basic and diluted	$(0.10)	$(0.33)	$(0.60)	$(0.97)

The dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the three and nine months ended September 30, 2020 and 2019, are presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Shares subject to options to purchase common stock	1,686,614	1,721,121	1,686,614	1,721,121
Unvested restricted stock units	2,577,375	90,000	2,577,375	90,000
Shares subject to warrants to purchase common stock	29	956	29	956
Shares subject to term debt optional conversion into common stock	—	1,099,317	—	1,099,317
Total	4,264,018	2,911,394	4,264,018	2,911,394

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

The following table summarizes the revenue by region based on ship-to destinations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
U.S	$9,128	$23,170	$34,824	$78,385
Canada and Latin America	3,987	3,964	10,645	13,271
Europe and Middle East	431	756	1,225	4,766
Asia Pacific	847	960	1,463	2,659
Total revenues	$14,393	$28,850	$48,157	$99,081

Long-lived assets located in the United States and Asia Pacific region were $4,828 and $1,096 and $6,626 and $1,492 as of September 30, 2020 and December 31, 2019, respectively.

The composition of revenues for the three and nine months ended September 30, 2020 and 2019 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product Sales	$14,337	$28,773	$48,074	$98,714
Services	56	77	83	367
Total revenues	$14,393	$28,850	$48,157	$99,081

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits at, September 30, 2020 and December 31, 2019. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $52 at both September 30, 2020 and December 31, 2019.

Receivables from three customers approximated 24%, 12% and 11% of total accounts receivable at, September 30, 2020 and three customers approximated 54%, 22%, and 11% of total accounts receivable at, December 31, 2019.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenue from customers with concentration greater than 10% in the three and nine months ended September 30, 2020 and 2019 accounted for approximately the following percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer A	11%	25%	*	31%
Customer B	28%	19%	40%	12%
Customer C	11%	19%	11%	20%
Customer D	13%	*	10%	*
Customer E	*	12%	*	*

*	Customer revenue did not exceed 10% in the respective periods.

NOTE 14 —Restructuring Costs

The Company has reduced its global headcount from approximately 500 employees at year end 2019 to headcount of 349 of which 287 are full time employees and 62 contractors as of September 30, 2020. The Company executed a reduction in force of approximately 10% of our U.S. employees in February 2020, as well as in certain of our non-U.S. locations. The Company has also relocated its headquarters from San Mateo, California to Austin, Texas, a lower cost location.

The table below sets forth the activity in the Company’s restructuring costs, which is included in accrued expenses on the condensed consolidated balance sheet, as of September 30, 2020:

Balance, January 1, 2020	$511
Additions: expensed costs	1,204
Expenses paid out	(1,715)
Balance, September 30, 2020	$—

Total restructuring costs of approximately $1,204 were broken out between operating expenses of $1,104 and cost of revenues of $100 for the nine months ended September 30, 2020.

NOTE 15—Covid-19 Uncertainty

The Company is closely monitoring the impact of the COVID-19 global outbreak and its resulting impact on our manufacturing operations and supply chain, with its top priority being the health and safety of its employees, customers, partners, and communities.

The Company believes its sales partners have sufficient inventory to continue meeting customer needs in the near term. However, demand for our solutions may be reduced as a result of the COVID-19 outbreak and resulting market uncertainty. It also remains possible that our results could be negatively impacted by interruptions in the global supply chain due to the continued and unpredictable spread of this pandemic. The magnitude of any future impact of the COVID-19 outbreak is unknown. The Company is working closely with our partners and suppliers to manage through this situation.

Restrictions on travel and the imposition of stay-at-home or work remote conditions have impacted our operations and those of our customers. The Company has effective communications and collaboration tools in place to ensure business continuity during periods requiring remote operation. While we have not experienced major disruptions, our ability to interact with customers has been impacted by the current environment. There is a risk that our inability to meet in-person with current or prospective customers, as well as the cancellation or postponement of Company-sponsored events or third-party events at which our products are featured, may have a negative impact on our business.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 16 —Subsequent Events

Sonim Technologies (Shenzhen) Limited (“Sonim China”) was notified of a tax inquiry for the 2017 to 2019 tax years by the Shenzhen Tax Bureau Bao’an Branch of the State Administration of Taxation (the “China Tax Authority”) in June 2020 and resolved the tax inquiry with the China Tax Authority in October 2020.  Sonim China paid RMB 644,498 of additional China taxes for the 2013 to 2019 years as a result of this inquiry, which was equal to USD $95 of additional tax using the FX rate at September 30, 2020.  Because Sonim China had more than $1.4 million of non-current income tax payable as of December 2019 for the 2017 to 2019 years, no additional tax accrual is needed with respect to the additional China tax paid as a result of the China tax inquiry.

On October 9, 2020, payment was made to the China tax authority for $95.  This is considered an effective settlement and as such no future further reassessments will occur for those years. Based on this review, the Company has concluded that there has been an effective settlement and will have a $1,981 of a net tax benefit in the fourth quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to historical consolidated financial information, the following discussion contains forward-looking statements based on our plans, estimates, projections and beliefs and on information currently available to management. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. You should review Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and Annual Report on Form 10-K. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Company Overview

We are a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobile phones and accessories to several of the largest wireless carriers in the United States— including AT&T, T-Mobile (referred to collectively as Sprint) and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. Our phones and accessories connect workers with voice, data and workflow applications in two end markets: industrial enterprise and public sector.

Impacts of COVID-19

The Company is closely monitoring the impact of the COVID-19 global outbreak and its resulting impact on its manufacturing operations and supply chain, with its top priority being the health and safety of our employees, customers, partners, and communities.

The Company believes that its devices are well-equipped to support the deployment of mobile COVID-19 testing centers and temporary healthcare centers, due to the ability to enable critical communications and serve as a rugged hotspot that can quickly provide connectivity for the devices needed in these testing and healthcare centers. As both a phone and a hotspot, our devices support the Band 14 public safety network, First Net built by AT&T, ensuring that customers can leverage the priority and preemption if necessary. In addition, cleaning and disinfecting chemicals can be applied directly to our devices, which can be aggressively scrubbed and then wiped down to ensure the device is fully sanitized. It is unclear whether these capabilities will result in an increase in our business and results of operations.

Restrictions on travel and the imposition of stay-at-home or work remote conditions have impacted our operations and those of our customers. The Company has effective communications and collaboration tools in place to ensure business continuity during periods requiring remote operation. While we have not experienced major disruptions, our ability to interact with customers has been impacted by the current environment. There is a risk that our inability to meet in-person with current or prospective customers, as well as the cancellation or postponement of Company-sponsored events or third-party events at which our products are featured, may have a negative impact on our business.

The extent of the impact of COVID-19 on our future operational and financial performance will depend on various future developments, including the duration and spread of the outbreak, impact on our employees, impact on our customers, effect on our sales cycles and costs, and effect on our supply chain and vendors, all of which are uncertain and cannot be predicted, but which could have a material adverse effect on our business, results of operations or financial condition. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in Part II, Item 1A “Risk Factors” of this Form 10-Q, that could be heightened due to duration and spread, among other impacts of the pandemic.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. While the nature of the COVID 19 situation is dynamic, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from management's estimates and assumptions.

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2019 that have had a material impact on our condensed consolidated financial statements and related notes.

Restructuring

The Company has reduced our global headcount from approximately 700 employees at year-end 2018 to approximately 500 employees and contractors as of December 31, 2019. During 2020 we have continued to reduce our headcount to better align our expenses with our revenue profile. Our headcount at September 30, 2020 was 349. We have also relocated our headquarters from San Mateo, California to Austin, Texas, a lower cost location.

Public Offering/Initial Public Offering

In June 2020, we completed an underwritten public offering of 36,800,000 shares our common stock at a public offering price of $0.75 per share.  The net proceeds from this offering were approximately $25 million, after deduction of underwriting discount and other estimated offering expenses.

On May 9, 2019, our registration statement on Form S-1 (File No. 333-230887) related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on the Nasdaq Global Market on May 10, 2019. Our IPO closed on May 14, 2019.

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

New Customer Acquisitions

We are focused on continuing to acquire new customers, both in North America and overseas, to support our long-term growth. Historically, we have been dependent on a small number of wireless carriers distributing our products. We have invested, and expect to continue to invest, in our sales and marketing efforts to drive new customer acquisition. In particular, a key part of our strategy is to further expand the use of our solutions over dedicated LTE networks in the public safety market. We also plan to continue to invest in international expansion. As a result, we expect our sales and marketing costs to increase as we seek to acquire new customers. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our sales and marketing resources.

New Product Introduction and Seasonality

We have historically experienced lower net revenue in the quarters leading up to new product introductions, as the revenue decline of legacy products does not perfectly match the revenue ramp of new products. New product introductions can significantly impact net revenue, gross profit and operating expenses. The timing of product introductions can also impact our net revenue as our wireless carrier customers prepare for a new product launch, and channel inventory of an older product often declines as the launch of a newer product approaches. Net revenue can also be affected when consumers and distributors anticipate a new product introduction. However, neither historical seasonal patterns nor historical patterns of product or service introductions should be considered reliable indicators of our future pattern of product or service introductions, future net sales or financial performance.

Results of Operations

The following tables present key components of our results of operations for the three and nine months ended September 30, 2020, compared to results for the same period in 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020	2019	Increase (Decrease)%		2020	2019	Increase (Decrease)%
Net revenues	$14,393	$28,850	$(14,457)	-50%	$48,157	$99,081	$(50,924)	-51%
Cost of revenues	9,994	21,968	(11,974)	-55%	36,675	68,733	(32,058)	-47%
Gross profit	4,399	6,882	(2,483)	-36%	11,482	30,348	(18,866)	-62%
Operating expenses	10,518	13,141	(2,623)	-20%	33,282	45,330	(12,048)	-27%
Loss from operations	(6,119)	(6,259)	140	-2%	(21,800)	(14,982)	(6,958)	46%
Interest and other expense, net	(195)	(483)	288	-60%	(1,211)	(1,731)	520	-30%
Loss before income taxes	(6,314)	(6,742)	428	-6%	(23,011)	(16,713)	(6,438)	39%
Income tax expense	(150)	(33)	(117)	355%	(513)	(785)	272	-35%
Net loss	$(6,464)	$(6,775)	$311	-5%	$(23,524)	$(17,498)	$(6,026)	34%

Net Revenues

For the three months ended September 30, 2020, net revenues were $14.4 million, as compared to net revenues of $28.9 million for the three months ended September 30, 2019, a decrease of $14.5 million, or 50%. Approximately 91% of net revenues for the third quarter of 2020 was attributable to North America, Canada, and Latin America compared to approximately 94% in the same period in 2019. Our top five customers accounted for 71% of net revenues in the third quarter, compared to approximately 83% for the same period in 2019. The decline for the three months ended September 30, 2020, was primarily driven by lower sales to three major customers of the XP8 and XP5s, and resulted primarily from a 43% decrease in unit shipments which resulted in a decrease of revenue of $11.6 million, along with a decrease in revenue of $1.2 million, as a result of the change in average selling price . The remaining decrease is associated with an increase in customer allowances over last year by $1 million and a decrease in accessory revenue of $0.6 million.

For the nine months ended September 30, 2020, net revenue was $48.2 million, as compared to net revenues of $99.1 million for the nine months ended September 30, 2019, a decrease of $50.9 million, or 51%. Approximately 94% of net revenue for the nine months ended 2020 was attributable to North America, Canada and Latin America, compared to approximately 93% in the same period of 2019. Our top five customers accounted for 78% of net revenue for the nine months ended 2020, compared to 75% for the same period in 2019. The decline for the nine months ended September 30, 2020, was primarily driven by lower sales to three major customers of the XP8 and the XP5s, and resulted primarily from a 36% decrease in unit shipments which resulted in a decrease of revenue of $34.5 million, along with a decrease in revenue of $12.7 million, as a result of the change in product mix. The remaining decrease is a result of a decrease in accessory revenue of $2.1 million and an increase in customer allowances of $2 million.

The completion of the recent merger between Sprint and T-Mobile has created a re-evaluation of the supply chain of this combined carrier. While we have no significant business with T-Mobile, our revenue from Sprint has been material over the past year. We were recently informed that several of our products, specifically the XP5s, XP8 and XP3, would reach end of life at Sprint sooner than expected which could have an impact on our business going forward.  We currently expect this end of life will occur during the fourth quarter of 2020, though we are in discussions to extend that timing.  In addition, sales of our devices have been limited to upgrades and line additions to existing Sonim customers since in August 2020. Upgrades and line additions currently make up approximately 50% of our sales to Sprint.

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

Gross Profit

Gross profit for the three months ended September 30, 2020, was $4.4 million, as compared to $6.9 million for the for the three months ended September 30, 2019, a decrease of $2.5 million or 36%. The decrease was driven primarily by a decrease in net revenues of $14.5 million or 50%.  The gross profit percentage increased by 6.7 percentage points for the three months ended September 30, 2020 over the same period of 2019 as a result of the one-time inventory reserve adjustment in 2019 of $2.1 million due to aging materials and finished goods and accrued a loss of $0.7 million of purchase commitments in connection with end of life products.

Gross profit for the nine months ended September 30, 2020, was $11.5 million, as compared to $30.4 million for the nine months ended September 30, 2019, a decrease of $18.9 million or 62%. The decrease was driven primarily by a decrease in net revenues of 51%. The decrease in gross profit percentage for the nine months ended September 30, 2020, was 6.78 percentage points as compared to the nine months ended September 30, 2019, which was attributable to expenses incurred during the temporary shut-down of our manufacturing facility in Shenzhen in the first quarter of 2020, a one-time event, and manufacturing variances related to lower productivity of 3%, and the increase in handset allowances of $1.9 million.

Operating Expenses and Net Operating Loss

Net operating loss for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 decreased by $0.1 million, driven primarily by the decrease in  gross profit of $2.5 million and partially offset by the decrease in operating expense of $2.6 million

Net operating loss for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019,  increased by $6.8 million., driven primarily by the decrease in gross profit of $18.9 million and partially offset by the decrease in operating expenses of $12.0 million.

Operating expenses are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in thousands)	(in thousands, except %)				(in thousands, except %)
Research and development expense	$3,389	$6,651	$(3,262)	-49%	$10,581	$20,996	$(10,415)	-50%
Sales and marketing expense	2,884	3,042	(158)	-5%	8,611	10,986	(2,375)	-22%
General and administrative expense	4,245	2,870	1,375	48%	13,003	12,770	233	2%
Restructuring costs	—	578	(578)	-100%	1,087	578	509	88%
Total Operating Expenses	$10,518	$13,141	$(2,623)	-20%	$33,282	$45,330	$(12,048)	-27%

Research and Development.

Research and development expenses for the three months ended September 30, 2020 were $3.4 million, as compared to $6.7 million for the three months ended September 30, 2019, a decrease of $3.3 million, or 49%. These expenses decreased primarily due to a $1.8 million reduction in product development costs, a decrease in headcount related expenses of $1.4 million, and a decrease in travel related costs of $0.1.

Research and development expense for the nine months ended September 30, 2020 were $10.6 million, as compared to $21 million for the nine months ended September 30, 2019, a decrease of $10.4 million, or 50%. These expenses decreased primarily due to a $5.5 million reduction in product development costs, a decrease in headcount related costs of $3.5 million, a decrease in travel related expenses of $0.5 million, a decrease in consulting fees of $0.5 million, and a decrease in other office related expenses of $0.4 million.

Sales and Marketing.

Sales and marketing expenses for the three months ended September 30, 2020, were $2.8 million, as compared to $3 million for the three months ended September 30, 2019, a decrease of $0.2 million, or 5%. These expenses decreased primarily due to $0.3 million decrease in travel related costs, and a decrease in marketing related expenses of $0.3 million, partially offset by an increase in headcount related costs of $0.4 million.

Sales and marketing expenses for the nine months ended September 30, 2020, were $8.6 million, as compared to $11 million for the nine months ended September 30, 2019, a decrease of $2.4 million, or 22%. These expenses decreased primarily due to $1.2 million in marketing related costs, a decrease in travel related expenses of $0.9 million, and a decrease in headcount related costs of $0.3 million.

General and Administrative.

General and administrative expenses for the three months ended September 30, 2020, were $4.3 million, as compared to $2.9 million for the three months ended September 30, 2019, an increase of $1.4 million or 48%. This increase was primarily due to $1.4 million in legal expenses related to the shareholder litigation and the SEC investigation, and an increase in headcount related costs of $0.3 million, partially offset by decreases in consultant expense of $0.2 million, and travel related expenses of $0.2 million.

General and administrative expenses for the nine months ended September 30, 2020, were $13 million, as compared to $12.8 million for the nine months ended September 30, 2019, an increase of $0.2 million or 2%. These expenses decreased by $5.1 million related to stock grants issued to executives in May 2019 which we did not incur in the same period in 2020, a decrease in professional fees of $0.7 million, and a decrease in travel related expenses of $0.3 million, partially offset by an increase of $5 million in legal expenses related to the settlements associated with the shareholder litigation and the SEC investigation, an increase of $0.7 million related to increased premiums for director and officer insurance coverage and an increase of $0.3 million in in bad debt expense related to other receivables.

Restructuring Costs.

In September 2019, our Board of Directors approved, and our management commenced and completed, a restructuring plan to reduce operating costs and better align our workforce with the needs of our business. During the three months ended September 30, 2020, we did not record any costs related to restructuring. During the three months ended September 30, 2019, $0.6 million was recorded in restructuring costs. During the nine months ended September 30, 2020, we recorded costs related to restructuring totaling $1.1 million, of which $0.1 million is included in cost of revenues. Our total head count as of September 30, 2020 was 349 worldwide.

Interest and Other Expense, net

We recorded $0.2 million in net interest expense for the three months ended September 30, 2020 and 2019, respectively. We recorded $0.8 million in net interest expense for the nine months ended September 30, 2020 as compared to $1.2 million in net interest expense for the nine months ended September 30, 2019.

We recorded $0.4 million in foreign exchange loss for the nine months ended September 30, 2020 and $0.6 million in foreign exchange loss  for the nine months ended September 30, 2019.

Income Tax Expense

We recognized income tax expense of $0.2 million for the three months ended September 30, 2020. Tax expense for the three months ended September 30, 2019 was $0.033 million.

We recognized income tax expense of $0.5 million for the nine months ended September 30, 2020. Tax expense for the nine months ended September 30, 2019 was $0.8 million

Liquidity and Capital Resources (in thousands)

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of September 30, 2020, the Company did not have any convertible loans or any other borrowing structures in place.

In prior years, the Company maintained a loan and security agreement with East West Bank. No borrowings were made under this facility in 2019 and 2020, and the facility was cancelled in June 2020.

As discussed in Part II – Item 1. Legal Proceedings and Note 10 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, the SEC has an active investigation that remains ongoing. The Company continues to cooperate with the SEC in relation to its investigation. Additionally, as disclosed in in Part II – Item 1. Legal Proceedings and Note 10 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is currently ongoing stockholder and derivative litigations. Based on current information available to the Company, the impact associated with the SEC investigation and the stockholder and derivative litigations may have on the Company cannot be reasonably estimated. It is likely that we will also continue to incur increased legal expenses in connection with these matters.

In October 2017, we entered into a Subordinated Term Loan and Security agreement, or the B. Riley Loan Agreement with B. Riley Principal Investments, LLC, or BRPI, an affiliate of B. Riley Financial, Inc., a shareholder of ours under which we could borrow principal up to $12 million via a subordinated secured convertible promissory note, or the B. Riley Convertible Note. Borrowings under the B. Riley Loan Agreement, as amended, carried a stated interest rate of 10% and provided that the first year of interest commencing on October 26, 2018 be compounded into the principal, with interest-only payments beginning thereafter.

As of September 30, 2020, and December 31, 2019, the total outstanding principal and interest under the B. Riley Loan Agreement, as amended, was $0 and $10 million, respectively. In July 2019, we repaid $3,3 million, or 25% of the principal amount under the B. Riley Loan Agreement and incurred a 2% fee on the amount below the $10 million threshold as a result of the prepayment. During the first nine months of 2020, the compounded interest, which was added to the outstanding principal totaled $0.3 million.

On June 9, 2002, we completed an underwritten public offering, or PO, in which we sold 36,800,000 shares of our common stock at a price to the public of $0.75 per share, for net proceeds of $25.1 million. On June 1, 2020, we entered into a Note Amendment and Debt Cancellation Agreement with BRPI, or the Note Amendment, which provided that, contingent upon the closing of the PO, we would repay $4 million of the outstanding indebtedness to BRPI in cash, or the “B. Riley Repayment”, and the remaining principal amount, accrued interest and other amounts outstanding under the B. Riley Convertible Note, after giving effect to the B. Riley Repayment, would convert into shares of common stock to be issued to BRPI or its affiliates at the public offering price of shares of our common stock in the PO.

Pursuant to the Note Amendment, as amended, we made the B. Riley Repayment in June 2020 and the remaining principal amount, accrued interest and other amounts outstanding under the B. Riley Convertible Note, after giving effect to the B. Riley Repayment, in an amount of $6,170,125, converted into an aggregate of 8,226,834 shares of our common stock issued to BRPI and BRC Opportunity Fund, L.P., an affiliate of BRPI, or the “Conversion Shares”. Following the B. Riley Repayment and the issuance of the Conversion Shares, we have no outstanding indebtedness under the B. Riley Convertible Note.

Cash and cash equivalents as of September 30, 2020 was $31.7 million, or $20.3 million higher than net cash of $11.3 million on December 31, 2019. The increase was driven primarily by net proceeds from our public offering of $25.2 million after deducting underwriting discount costs and other offering expenses paid by us.

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months ended September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(710)	$(28,803)
Net cash used in investing activities	(203)	(1,255)
Net cash provided by financing activities	21,287	33,358
Net increase in cash and cash equivalents	20,374	3,300

Cash flows from operating activities

For the nine months ended September 30, 2020, cash used in operating activities was $0.7 million, primarily attributable to net loss of $23.5 million, partially offset by a net change in our net operating assets and liabilities of $18.5 million, and non-cash charges of $4.3 million. Non-cash charges primarily consisted of $2.3 million in depreciation and amortization, $0.8 million in stock compensation expense, $0.4 in inventory write-downs, $0.3 million in bad debt expense $0.3 in non-cash interest expense and $0.2 million in accretion of debt discount. The change in our net operating assets and liabilities was primarily due to a $4.3 million decrease in accounts receivables, a $6.3 million decrease in inventory, and an increase of $7.6 million net increase in accounts payable and accrued expenses.

For the nine months ended September 30, 2019, cash used in operating activities was $28.8 million, primarily attributable to net loss of $17.5 million, partially offset by a net change in our net operating assets and liabilities of $21.9 million and non-cash charges of $10.6 million. Non-cash charges primarily consisted of $5.9 million in stock-based compensation, $2.7 million in depreciation and amortization, and $2.1 million in inventory reserve adjustments, partially offset by non-cash revenue of $0.3 million under our trade-in guarantee program. The change in our net operating assets and liabilities was primarily due to a $15 million decrease in accounts payable and accrued expenses, a $3.6 million decrease in deferred revenue and a $5.2 million increase in inventory, partially offset by a $1.5 million decrease in accounts receivable.

Cash flows from investing activities

For the nine months ended September 30, 2020, cash used in investing activities was $0.2 million attributable to purchases of property and equipment.

For the nine months ended September 30, 2019, cash used in investing activities was $1.3 million, attributable to tooling development and purchases of software licenses of $0.3 million and purchases of property and equipment $0.9 million.

Cash flows from financing activities

For the nine months ended September 30, 2020, cash provided by financing activities was $21.3 million, primarily derived from the net proceeds of our public offering of $25.2 million, and from the exercise of stock options of $0.3 million, partially offset by $4.1 million for the B. Riley Repayment.

For the nine months ended September 30, 2019, cash provided by financing activities was $33.4 million, primarily derived from the net proceeds of our initial public offering, or the IPO, of $37.2 million upon the closing of the IPO, and a private equity financing of shares of common stock that closed in January 2019 for an aggregate of $1.6 million, partially offset by the repayment of long term note of $3.6 million and by the payment of income taxes of $1.9 million in connection with the restricted stock awards issued to our former chief executive officer.

Our condensed consolidated financial statements account for the continuation of our business due primarily to the $25 million in net proceeds from our June 2020 public offering and redemption of long-term debt of $10.2 million of which $4.0 million was paid in cash and $6.2 million in shares of common stock, in June 2020. We believe that the proceeds from this capital raise will allow the Company to continue operations for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

Our principal sources of liquidity as of September 30, 2020 consist of existing cash and cash equivalents totaling $31.7 million, which includes the impact of approximately $25 million in net proceeds from our June 2020 PO.  Although we remain subject to the risks and uncertainties associated with the development and release of new products, among others, we believe our operations have been streamlined to enable us to conduct business more effectively and efficiently despite near term economic uncertainty. However, our liquidity may be negatively impacted if sales decline significantly for an extended period due to the impact of the COVID-19 pandemic. Further, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto impact our business and liquidity will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had not entered into any off-balance sheet arrangements and did not have any holdings in variable interest entities.

Critical Accounting Policies and Significant Judgments and Estimates

Recently Issued Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements.

Segment Information

We have one business activity and operate in one reportable segment.

JOBS Act

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our prospectuses and in our periodic reports and proxy statements.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. With respect to the year ended December 31, 2019, we identified two material weaknesses in our internal controls over financial reporting related to the design and implementation of our IT general controls including elevated (administrator) access to financial reporting systems and subsystems and accounting for fulfillment costs in connection with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Although we have made progress with the remediation of these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On September 20, 2019, a purported Sonim stockholder who allegedly purchased stock registered in Sonia’s IPO filed a putative class action complaint in the Superior Court of the State of California, County of San Mateo, captioned Pearson v. Sonim Technologies, Inc., et al., Case No. 19CIV05564, on behalf of himself and others who purchased shares of Sonim registered in the IPO, or the “Pearson Action”. On October 4 and 16, 2019, two additional purported class action complaints substantially similar to the Pearson Action were filed on behalf of different plaintiffs yet the same putative class of Sonim stockholders, in the same court as the Pearson Action, or the ’33 Act State Court Actions.  The defendants have asked the Superior Court to dismiss the ’33 Act State Court Actions based on the provision in the Company’s Amended and Restated Certificate of Incorporation requiring stockholders to file and litigate in federal court any claims under the Securities Act of 1933.  That motion is pending. On October 7, 2019, a substantially similar putative class action lawsuit was filed in the United States District Court for the Northern District of California or the “33 Act Federal Action. All four complaints allege violations of the Securities Act of 1933 by Sonim and certain of its current and former officers and directors for, among other things, alleged false or misleading statements and omissions in the registration statement issued in connection with the IPO, relating primarily to an alleged failure to disclose software defects in Sonim’s phones and alleged misstatements about performance characteristics of Sonim’s phones. In July 2020, the Company entered into an agreement with the Lead Plaintiff in ’33 Act Federal Action to settle that case on a class wide basis for $2.0 million. This settlement is subject to court approval, as well as stockholders’ opportunity to object and opt-out as provided by the federal court. As a result, the Company has recorded a $2.0 million accrual as of September 30, 2020.

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

On September 21, 2020, the Company, and certain of its current and former directors and officers were sued by a stockholder on behalf of our Company in a derivative action in the United States District Court for the District of Delaware, Case No 20-cv-1270-MN. The complaint is based largely on the same underlying factual allegations as the ’33 Act Federal Action.  We believe we have meritorious defenses and intend to defend this matter vigorously.  Nevertheless, given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or determine its potential impact, if any, on the Company.

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

Item 1A. Risk Factors.

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K as amended for the year ended December 31, 2019, or the Form 10-K and in our quarterly Reports on form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition, or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline, and you could lose all or part of your investment in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

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

Company Name

Date: November 12, 2020	By:	/s/ Tom Wilkinson
Tom Wilkinson
Chief Executive Officer

Date: November 12, 2020	By:	/s/ Robert Tirva
Robert Tirva
Chief Financial Officer