Form 10-K
period 2020-12-31
SONIM TECHNOLOGIES INC
filed 2021-03-18
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020 was approximately $52,801,187.

At March 5, 2021, 66,317,949 shares of Common Stock, par value $0.001, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the Registrant's definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

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

In some cases, these forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see the "Risk Factors" contained in Part I, Item 1A. of this Annual Report on Form 10-K. All forward looking statements in this Form 10-K are based on information available to us as of the date hereof, such information may be limited or incomplete, and except as required by law, we specifically disclaim any obligation to update such forward-looking statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Form 10-K.

ii

PART I

Summary of Risk Factors

The following is a summary of some of the risks and uncertainties as of the date of the filing of this Annual Report on Form 10-K that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below in the section titled “Risk Factors.”

•	We have not been profitable in recent years and may not achieve or maintain profitability in the future;
•	We rely on our channel partners to generate a substantial majority of our revenues;
•	A small number of customers account for a significant portion of our revenue;
•	We are materially dependent on some customer relationships that are characterized by product award letters and the loss of such relationships could harm our business and operating results;
•	Our business is difficult to evaluate because we have a limited operating history in our markets;
•	We continue to restructure and transform our business;
•	Our quarterly results may vary significantly from period to period;
•	We rely primarily on third-party contract manufacturers and partners;
•

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims;

•	We are required to undergo a lengthy customization and certification process for each wireless carrier customer;
•	We may not be able to continue to develop solutions to address user needs effectively in an industry characterized by ongoing change and rapid technological advances;
•	Our dependence on third-party suppliers for key components of our products could delay shipment of our products and reduce our sales;
•	We are dependent on the continued services and performance of a concentrated group of senior management and other key personnel;
•	We face risks related to health epidemics, pandemics and other outbreaks, including the COVID-19 pandemic;
•	Changes in laws and regulations concerning the use of telecommunication bandwidth could increase our costs and adversely impact our business;
•	If we are unable to successfully protect our intellectual property, our competitive position may be harmed;
•

Others may claim that we infringe on their intellectual property rights, which may result in costly and time-consuming litigation and could delay or otherwise impair the development and commercialization of our products;

•	We have identified one material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements; and

We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our common stock may become delisted. Other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.

Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, competitive position, business, reputation, results of operations, capital position or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses.

Item 1. Business.

Introduction

Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999 and is headquartered in Austin, Texas. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Sonim” refer to Sonim Technologies, Inc. and its wholly owned and consolidated subsidiaries.

Overview

We are a leading U.S. provider of ultra-rugged mobile devices, including phones, barcode scanners and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobile phones and accessories to the three largest wireless carriers in the United States— AT&T, T-Mobile (which acquired Sprint in 2020) and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. We also sell our ruggedized phones, barcode scanners and accessories through distribution channels in North America, South America and Europe. Our devices and accessories connect workers with voice, data and workflow applications in two end markets: industrial enterprise and public sector.

Task workers in these end markets have historically been limited to pen and paper, older radio technology and/or single-purpose electronic devices, such as barcode scanners, location-tracking devices and sensors, to accomplish specific tasks. These single-purpose devices have historically run on proprietary networks, such as Land Mobile Radio 94or LMR networks that enable Push-to-Talk or PTT services for voice communications. We provide communication devices that consolidate and integrate multiple functions including PTT, into a single ruggedized solution running on commercial wireless networks at a total cost of ownership that we believe is significantly lower with improved productivity and safety of task workers.

Our solutions include ultra-rugged mobile phones based on the Android platform which are capable of attaching to both public and private wireless networks, industrial-grade accessories that meet the requirements of specific applications, and software applications and cloud-based tools that provide management and deployment services to our customers. We tightly integrate PTT capabilities into both the hardware and software of our mobile phones, including a dedicated hard key that can initiate a PTT call even if the phone is in a sleep-state. End customers of our solutions include construction, energy and utility, hospitality, logistics, manufacturing, public sector and transportation entities that primarily purchase our devices and accessories through their wireless carriers. The key attributes of our solutions are specifically tailored for the needs of our end users, including impact resistance, waterproof, chemical resistant, and dustproof construction, extended battery life and extra loud audio, supported by a three-year comprehensive warranty. All of our devices run on the Android operating system, providing a familiar and intuitive user interface, and our smartphones have access to a library of millions of applications available through the Google Play Store. We have also implemented dozens of application programming interfaces, or APIs, specific to our mobile phones and have partnered with third-party application developers to create a purpose-built experience for our end users using these applications on our mobile phones. This includes working with the leading providers of PTT and mission-critical-PTT, or MCPTT applications to deliver a seamless instant communications experience.

We currently have stocked phone and accessory products with the three largest U.S. wireless carriers: AT&T, T-Mobile (which acquired Sprint in 2020) and Verizon, meaning that these carriers test and certify our mobile phones on their networks and maintain inventory in their warehouses that they then sell through their enterprise and retail sales teams to end customers, often on a subsidized or financed basis. Our full product portfolio has also been stocked with the three largest Canadian wireless carriers since 2015. In 2020, we sold approximately 33,000 mobile phones in Canada and 205,000 in the United States.

We enter into master sales arrangements with carriers (including channel partners contributing over 90% of our total revenues for the year ended December 31, 2020) under which our partners purchase our solutions for distribution on a purchase order basis. Under these arrangements, we and the channel partners determine sales channel distribution in connection with pricing (including any discounts and price protection) and market positioning of each particular mobile phone product. We also offer our channel partners channel marketing and other promotional incentives, such as sales volume incentives, in exchange for retail price reductions. We may also offer Non-Recurring Engineering, or NRE services in the form of third-party design services relating to the design of materials and software licenses used in the manufacturing of our products. In the years ended December 31, 2020 and 2019, approximately 77% and 69%, respectively, of our revenues, were derived from our top three and four customers, respectively. We expect our revenues to continue to be heavily concentrated among our top customers, and the loss of, or significant reduction in orders from, any of these customers could significantly reduce our revenues and adversely impact our operating result.

In 2020, we announced that we would be entering the ruggedized barcode scanner business and began shipping our first device in 2021.  Our barcode scanner devices, as well as our ruggedized phones and accessories, are sold through distributors in North America, South America and Europe.

For the years ended December 31, 2020 and 2019, our revenues were $64.0 million and $116.3 million, respectively.  For the years ended December 31, 2020 and 2019, our net loss was $30.0 million and $25.8 million, respectively. For the years ended December 31, 2020 and 2019, revenues from our top four and three customers were $49 million and $80 million, respectively.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption in financial markets. The onset of the COVID-19 pandemic initially impacted our supply chain partners and resulted in a shutdown of our manufacturing operations in China, in the first quarter of 2020. In the middle of March 2020, the majority of our offices worldwide had enacted shelter-in-place measures, with employees being mandated to work from home.

Our Industry

Communication, data collection, productivity and safety among task workers has always been a central requirement in business-critical and mission-critical environments. Organizations with remote and disparate workers—from police and firefighters to construction, oil rig, logistics and manufacturing workers—need an extremely durable solution that provides reliable and secure voice, data and workflow applications. Historically, task workers had limited options, and in many cases resorted to using pen and paper. In the 1930s, public safety organizations introduced LMR networks that enabled PTT services, allowing workers to instantly and reliably initiate communications. In the 1970s, proprietary bar code scanners and other proprietary single-purpose tools were introduced to assist task workers in accomplishing specific tasks. In addition, in the mid-1990s, Nextel’s iDEN service provided organizations the benefits of PTT without the upfront equipment and infrastructure investments required with LMR. The advent and proliferation of LTE and advancements in smartphone technologies led to the start of the decommissioning of the Nextel iDEN network in the United States by Sprint in 2013. These developments paved the way for commercial wireless carriers to deliver mobility solutions that enhance the speed, reliability and durability of those offered by traditional LMR networks and other proprietary devices and applications.

The global market for rugged handhelds and rugged smartphones is expected to reach $5.5 billion and over 10 million device unit by 2023 according to VDC Research Group, Inc., or VDC. The market opportunity is larger when you consider, the use of consumer phones in line-of-business applications. Ruggedized mobile phones are well- suited for industrial enterprise and other critical infrastructure applications due to their durability and functionality in a range of environments. Equipping workers with smarter mobile phones also helps enable more efficient communication with and between field employees and enhance the information that decision-makers use to deploy resources within their organizations. The PTT over cellular network market, such as rugged phones on LTE with integrated PTT functions, has been steadily growing, in part as a replacement for aging LMR systems. VDC estimates the installed base of PTT users will reach 20 million by 2023 with a CAGR of 8.5% from 2020 to 2023. The rugged handheld device market and rugged smartphone market are seeing significant crossover as Android becomes the primary platform for these devices, with the only significant difference being the inclusion of an integrated barcode scanner. The migration of a large base of legacy Windows-based handheld devices to Android continues to be a growth driver for rugged handhelds.

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

The functionality and durability requirements for workers in the industrial enterprise market significantly differ from that provided by a consumer-focused mobile device. Our solutions provide enterprises with the ability to centrally manage, and control device functions and data stored on the phone remotely. Enterprises seeking to reduce their operating expenses by optimizing workflows can enhance their workers’ productivity by leveraging specialized, purpose-built rugged platforms with functions such as PTT, location tracking, barcode scanning and extra-loud audio. These features are especially crucial for business-critical applications across the industrial enterprise.

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

In March 2017, the Department of Commerce and the First Responder Network Authority awarded AT&T a contract to build, maintain and operate a nationwide high-speed broadband network for public safety, or FirstNet, for 25 years. The contract provided AT&T with 20 MHz of spectrum and $7 billion in funding to support this network and established subscriber targets, milestone buildouts and disincentive fees to help ensure that AT&T fulfills its commitments to public safety. The contract provides AT&T a 25-year lease of FirstNet Band 14 spectrum subject to AT&T enlisting a minimum number of emergency responders across the United States. As of December 2020, FirstNet (Built with AT&T) had signed approximately 14,000 public safety agencies, representing approximately 1.7M FirstNet connections.

Due to AT&T’s focus on growing its number of public safety users, other major U.S. wireless carriers including T-Mobile and Verizon have been focused on establishing and defending their market positions, creating a highly competitive market for public safety users among the major U.S. wireless carriers.

We introduced our first devices that supported FirstNet XP8 and XP5s, in the first quarter of 2018, and XP3 the second quarter of 2019. Through our partnerships with wireless carriers that provide FirstNet and similar networks, as well as wireless carriers seeking to obtain market share through other dedicated cellular networks, we believe we are in a strong position to provide our ruggedized solutions through these channel partners to the public safety market as these competing public safety networks mature. We intend to continue to leverage our access to end customers and end users on public safety networks to increase brand awareness and become the favored provider for ruggedized solutions across the public safety market generally. We believe that the general momentum to convert to cellular based systems from LMR, either dedicated or prioritized for public safety, is a global trend as Western European countries and Australia are considering similar wireless networks.

Our Ruggedized Solution

•

Durability and reliability. Our mobile phones and barcode scanners can withstand a variety of harsh environments and are supported by our industry-leading three-year comprehensive manufacturer’s warranty, which includes physical damage. Key features of our rugged devices include:

•

Puncture, shock, pressure and drop and impact resistance. Durable rubber and Gorilla Glass construction to protect against damage from sharp objects, falls, vigorous movements and compression by heavy weights.

•	Waterproof and dustproof construction. Reinforced seals and waterproof mesh membranes to prevent potential damage caused by moisture and debris.
•	Multi-shift battery life. Replaceable battery designed to provide sufficient power to last through a dual eight-hour shift in most real-world conditions.
•	Extra-loud audio. Produces high sound quality at high volumes and uses noise cancellation technology for loud background noise environments.
•	Glove-friendly design. Screens and buttons responsive to touch through gloves and water.
•	Operational in and resistant to extreme temperatures. Protective exterior prevents damage to our devices’ hardware from very cold and hot temperatures.
•	Chemical resistance. Ability to effectively sterilize and sanitize, regardless of potential contaminants.

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

•

Enhanced functionality through software and hardware configurations. Our solutions allow end customers and task workers to customize our mobile phones using Android-based applications and vertical- specific accessories to address their varying needs. Enterprises and agencies can leverage the millions of applications available on the Google Play Store, our dozens of device-specific APIs, and our industrial accessories to create a purpose-built solution to meet the specific use cases of their task workers. For example, school bus operators can combine our ruggedized phones, an industrial mounting kit, a PTT application that leverages our APIs and a location-tracking application to ensure that they have a solution that enables constant communication with dispatchers that is compliant with the U.S. Department of Transportation’s hands-free driving regulations and that can also automatically alert parents of route delays. The ability for enterprises and agencies to customize their solutions allows their task workers to use a single device for tasks that would previously require multiple and often more costly devices.

•

Ease of use. Our devices are designed to look and function similarly to the latest generation of consumer-focused mobile phones with additional features for various enterprise-specific purposes, and also run on the Android operating system which has a familiar and intuitive interface. They provide familiar characteristics to many single-purpose devices, such as dedicated physical buttons for PTT and barcode scanning and offer a simplified user interface which helps minimize the learning curve for task workers who are transitioning from LMR or data capture devices. Furthermore, all of our mobile phones come equipped with our SonimWare software, which helps IT administrators more quickly provision and deploy our devices to task workers, reducing the cost and effort associated with converting to our solutions.

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

Our Strategy

•

Reorganize Company to achieve growth and profitability.  Since November 2019, our management team has endeavored to reorganize the company into a leaner, lower cost organization focused on a path to growth and profitability. The Company has reduced its global headcount from approximately 500 employees at year end 2019 to headcount of 317 of which 263 are full time employees and 54 contractors as of December 31, 2020. Additionally, we have outsourced substantially all of our manufacturing functions, software development and quality control functions to third parties, transferring the employees who previously performed this work. During 2020, we decided to proceed with future product co-development and manufacturing with Original Design Manufacturing, or ODM partners.  To ensure the efficient manufacturing of our legacy products through this transition, we outsourced our final assembly to a supply chain partner and transferred employees to that partner to enhance their efficiency in taking over our production work. We have also relocated our headquarters from San Mateo, California to Austin, Texas, a lower cost location.  These actions resulted in a run-rate savings of approximately 29% (or $15 million) from the Company’s 2019 operating expense run-rate, excluding one-time IPO related costs, legal settlements and related fees. We believe that restructuring the company positions us to stabilize its operations and invest for future growth.

•

Invest in sales channel partnerships and brand marketing to drive sales. Our channel partners are leading global wireless carriers, communications system integrators and electronics resellers. These channel partners have large sales forces who sell our solutions to end customers in our target markets. They enable us to cost-effectively scale our business without employing a large direct sales force of our own. We intend to continue to invest in expanding our distribution and channel partnerships to further penetrate the public sector and industrial enterprise markets we target. We believe that our investment in marketing the Sonim brand and our solutions to end customers in target markets helps to raise brand awareness, deepen existing channel partnerships, and acquire and retain new channel and end customers of our solutions.

•

Position Sonim as the leading solution for the public sector. We believe that we are at the forefront of a public safety market that has a current need for dedicated cellular networks, such as AT&T’s FirstNet, prioritized networks, such as those provided by Verizon, and the devices that enable their use. We intend to leverage the deployment of our solutions over dedicated and prioritized LTE cellular in the public safety market to further position us as a trusted global solution. As public safety agencies continue to shift to these dedicated cellular networks, we intend to deliver mobility solutions to increase security, safety and efficiency.

•

Position Sonim as a leading solution for industrial workers and logistics. Workers need reliable communications and data collection tools.  We believe that our devices will provide not only the functionality that workers need, but also the ruggedness to ensure uptime and reduce loss of productivity due to device breakage.  As businesses see the increasing productivity that mobile devices provide for their workers, we believe that they will further value rugged devices as a means of ensuring the ongoing benefit of computerization.

•

Expand our software products and services. We intend to expand our cloud-based software platform, SonimWare to provide functionality and device management tools that enhance user and, in particular, organizational preference for our devices.  As the suite of solutions grows, we intend to target revenue opportunities by creating subscription options for portions of our SonimWare suite of solutions.

•

Expand internationally. The transition from existing LMR network infrastructure to LTE-based replacements for public safety and commercial enterprises has commenced outside of the United States and Canada. We are exploring public safety and commercial infrastructure projects in Australia and Europe. In addition, there is a very large industrial market internationally that our current and future devices are well-positioned to address. We will look for ways to expand our sales reach, especially through distribution and channel partners to address these market opportunities.

Our Target Markets

We believe our solutions can improve communication reliability, operational efficiency and safety for end customers and task workers in both commercial and public sectors. Our ruggedized mobility solutions target two end markets: industrial enterprise and public sector.

Industrial Enterprise

Transportation and Logistics. Enterprises and fleet workers across supply chain, delivery services and field management rely on mobile devices to operate safely and efficiently in environments that are often susceptible to inclement weather. For enterprises looking to improve supply chain functionality, our mobile resource management applications such as location tracking, mileage tracking, and job dispatch can help businesses monitor operations more efficiently. We believe that a weather-resistant and long-battery ruggedized device, combined with productivity applications and services like Sonim Scan—which, in addition to powering our dedicated barcode scanners, integrates a barcode scanning engine with the native camera on our XP8 smartphone—provides reliable communication options for transportation and logistics workers. In addition, our solutions reduce the number of devices and tools that these task workers would need to carry in the field by consolidating the functionality of multiple single-purpose devices into one purpose-built mobile device.

Construction. We offer workers in the construction industry crush-, puncture-, scratch- and impact-resistant devices, which we believe to be crucial in environments where there is a high risk of such occurrences. Jobsites also value the PTT capabilities that are tightly integrated into Sonim devices. Additionally, we believe our phones, scanners and related accessories help promote worker safety and productivity, with support for lone-worker safety applications and with features such as extended battery life and extra loud-speakers. For business decision-makers, we offer devices with consolidated functionality, which enables a total cost of ownership that we believe is significantly lower versus comparable offerings that enable real-time reporting. This can help eliminate costly delays by capturing verbal, visual and location data from job sites more efficiently.

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

Energy and Utility. The safety standards for mobile phones used in the energy and utility industry are more stringent due to the reactive characteristics of the natural resources being procured and serviced, as well as the potentially high-voltage or explosive environments. We believe we are uniquely positioned to serve these workers because a number of our devices are designed for use in potentially explosive or hazardous environments (rated Non-Incendive or Intrinsically Safe by either the CSA Group, ATEX or IECEx notified bodies), and their resistance to various chemicals and extreme temperatures. Reliable communication devices are often mission- critical for workers to stay safe while performing energy- and utility-related operations.

Public Sector

Public Safety. In the United States, AT&T’s FirstNet network and Verizon’s public safety prioritization provide optimized networks for this sector. Through our partnerships with all of the major wireless carriers, we believe we are in a strong position to provide mission-critical solutions to the public safety market as public safety networks mature. Through enhanced communication capabilities, we believe our devices can decrease the response time of first responders and help public safety workers stay safe and connected in hazardous, isolated or emergency conditions. We believe that the durability of our phones combined with their purpose-built functionality, provide a lower total cost of ownership compared to similar products, which is highly attractive to city and state decision-makers.

Federal Government. Whether during natural disasters or day-to-day operations, we believe our devices help provide functionality and reliability that is crucial for federal workers to protect and serve their nation. Our mobile solutions support purpose-built voice communications and data capture applications that allow federal workers to stay connected and quickly make more informed decisions while in the field.

Products and Technology

Features of Our Ruggedized Mobile Phones

Our mobile phones can withstand a variety of harsh environments and are supported by our industry-leading three-year comprehensive manufacturer’s warranty. We developed our devices to meet industry standards for protection from the ingress of water and/or micro-particles (IEC standard 60529). Our devices are rated a minimum of IP-68, allowing them to be submersed in up to six and a half feet of water for up to 30 minutes,  and our XP8 smartphone has been further tested and certified to withstand sprays of high-pressure streams (up to 1,450 PSI) of hot (80°C) water (IPx9K). We have additionally designed and manufactured our devices to withstand repeated drops to concrete across all angles and faces, attaining MIL-STD-810G ratings and, in 2011, earning the Sonim XP3300 the title of World’s Toughest Phone by the Guinness Book of World Records after surviving a fall from 82 feet 11.7 inches to concrete. Engineered with a protective glass lens that is up to three times thicker than that of other cellular devices in the market and a unique blend of plastic and rubber used in the housings, our ultra-rugged mobile phones are designed to be resistant to punctures caused by impacts from external objects up to 2J on the display lens and 4J on the housing. Furthermore, we understand that the jobs of our end users often take them into extreme environments. As a result, we have designed our devices to operate from -4°F to +131°F, be usable while wearing work gloves (glove-friendly touch display, large physical buttons), be audible in noisy environments with loud 100+ dB loudspeakers and multiple microphone noise-cancellation technology, and, for our XP5s and XP8 phones to last throughout an average day based on ordinary use without needing to be recharged with large, extended-life batteries. We have also designed, manufactured and certified our devices to be safe for use in potentially hazardous or explosive environments.

In addition, our devices provide a wide range of connectivity options for our end customers (including LTE, 3G, GSM, WiFi, NFC, location tracking and Bluetooth for certain of our devices), and our phones support a wide range of global frequencies allowing them to be used almost anywhere in the world where there is cellular coverage. Our phones are certified to work on multiple mobile network operators and come equipped with LTE Band 14 to support FirstNet (built with AT&T). We continue to explore how and when to best support the latest technologies, including 5G, and we plan to incorporate them into our product roadmap when our end market segments require such functionality, and the technology has reached a reasonable level of maturity.

Our Devices

Mobile Phone Products

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

Rapid Deployment Kit (RDK). The RDK is an all-in-one portable communications system. Easily deployed in minutes, the RDK contains an internal 15.6 Ah battery, 4 Sonim XP8 smartphones, built-in cellular, GPS and WiFi antenna, an optional satellite backup, and an integrated LTE router/modem to ensure a team can stay connected in multiple situations in multiple locations. An optional configuration has integrated LMR interoperability ensuring communications across LTE and LMR devices.

SmartScanner Products

Sonim RS60. The Sonim RS60 is an Android-based handheld computer and LTE device that is certified as Android Enterprise Recommended by Google. The Sonim RS60 comes equipped with a six-inch durable, glove-friendly display, an ultra-rugged exterior, physical programmable buttons, a large multi-shift battery and an integrated barcode scanner module.

Sonim RS80. The Sonim RS80 is an Android-based tablet that is certified as Android Enterprise Recommended by Google. The Sonim RS80 comes equipped with an eight-inch durable, glove-friendly display, an ultra-rugged exterior, physical programmable buttons, a large multi-shift battery and an integrated barcode scanner module.

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

SonimWare Software

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
•

Sonim Scan supports the integrated barcode scanners in the RS60 and RS80 devices and implements a barcode scanning engine with the native camera on the Sonim XP8, allowing end users to scan 1D or 2D barcode.

•	Sonim SOS provides emergency alert capabilities for users of Sonim devices to help ensure worker and job-site safety.

Sales and Marketing

As of December 31, 2020, our sales and marketing team consisted of 26 professionals located in the United States, Canada and Europe. We sell our products directly to wireless carriers, through distributors and resellers and directly to end customers. Our marketing efforts consist of product marketing, channel partner/carrier marketing and corporate marketing. Product marketing focuses on ensuring that carrier requirements related to product specifications are in-line with our brand requirements. Channel partner marketing focuses on go-to-market strategy as well as developing supplemental sales tools, carrier and non-carrier marketing campaigns, industry trade show materials and brand awareness. Corporate marketing consists of public relations, social and digital marketing and lead generation operations.

Manufacturing

Prior to January 2021, we directly managed the procurement of all final assembly materials used in our products, which include LCDs, housings, camera modules and antennas. In addition, we completed the final assembly of our devices in our Shenzhen, China facility.  During 2020, we decided to proceed with future product co-development and manufacturing with ODM partners.  To ensure the efficient manufacturing of our legacy products through this transition, we outsourced our final assembly to a supply chain partner and transferred employees to that partner to enhance their efficiency in taking over our production work.

In our final assembly facility and our manufacturing partner’s facility, devices are assembled and undergo quality assurance procedures across three production lines. The assembly of each of our products requires over 800 components, primarily related to mounting components onto circuit boards, and requires multiple custom components for ruggedization of the device, which includes housing, display and glass lens, printed circuit board assembly, camera function, battery, speakers and unique accessory ports, among others. Some of the components used to assemble our products are custom-made and obtained through single-source suppliers.

The Company is closely monitoring the impact of the COVID-19 global outbreak and its resulting impact on our manufacturing operations and supply chain, with its top priority being the health and safety of its employees, customers, partners, and communities. During 2020, our manufacturing lines were closed for four weeks due to COVID-19 protocols established by the Chinese government.  Since that time, we have had no material interruptions of production.

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

Non-rugged mobile device manufacturers have not historically created devices specifically to compete in the industrial enterprise and public sector markets.  These manufactures typically focus on a different consumer audience and the requirements to manufacture ruggedized phones differ significantly from their core products.  Nevertheless, we face competition from manufacturers of non-rugged mobile phones such as Apple Inc. and Samsung Electronics Co. Ltd, or Samsung. to the extent end users decide to purchase traditional devices and add a rugged case for use in environments that we believe are better suited for purpose built ruggedized mobile phones. We also face competition from manufacturers of rugged mobile phones such as Samsung, Bullitt Mobile Ltd. and Kyocera Corporation as well as from large system integrators and manufacturers of private and public wireless network equipment and devices. Competitors in this space include Harris Corporation, JVC KENWOOD Corporation, Motorola Solutions, Inc. and Tait International Limited. For the Data Capture and RFID portion of our product offerings, competitors include companies that provide a broad portfolio of barcode scanning products that are suitable for the majority of global market applications, such as Datalogic USA, Inc., Honeywell International Inc., Panasonic Corporation, Socket Mobile and Zebra Technologies Corporation.

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

Intellectual Property

Our competitiveness and future success are dependent on our ability to protect our own proprietary technology and to access other important intellectual property. We protect our freedom to operate in the markets and mitigate intellectual property costs by proactively securing licenses with key patent holders, filing our own patents, trademarks, and copyrights and participating in defensive patent pools. As of January 1, 2021, we held 22 utility and design patents in the United States and 11 outside the United States and have filed 1 utility and design patent applications in the United States and one outside the United States. We also have contractual rights to standard essential patents for 2G, 3G, 4G and 5G wireless technologies, some of which require significant royalty payments. In addition, as of January 1, 2021, we held 15 trademarks in the United States and 17 trademarks outside the United States and have filed 10 trademark applications in the United States and 21 outside the United States. We opportunistically negotiate licenses with other patent holders where appropriate for our technology.

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

Research and Development

We allocate significant resources and funds to developing robust and innovative solutions for the end users of our products and ensuring that these solutions meet their exacting requirements for functionality and reliability. Our research and development initiatives are led by our internal teams and are supported by third-party original design manufacturers as needed. Our product management team and our sales and marketing team spend their time interacting with a combination of end users and IT administrators in our target markets, wireless carriers and application and accessory ecosystem partners to better understand the market requirements for our solution. Once defined, our engineering organization develops and tests the solution against these requirements and works to achieve technical certification and approval from the wireless carriers which allows the solutions to be sold to our end users.

Employees

The Company has reduced its global headcount from approximately 500 employees at year end 2019 to headcount of 317, of which 263 are full time employees and 54 contractors as of December 31, 2020.

The Company has also relocated its headquarters from San Mateo, California to Austin, Texas, a lower cost location. At the beginning of 2021, we outsourced substantially all of our software development to a third-party and transferred 105 employees to support the work to be performed.  Additionally, in the beginning of 2021, we outsourced our manufacturing work to a supply chain partner and expect to ultimately transfer or eliminate 22 employees as part of this solution.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Our Annual Report on Form 10-K, quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the Securities Exchange Commission (the “SEC”). Our website provides a link to our SEC filings, which are available free of charge on the same day such filings are made.  The specific location on the website where these reports can be found is https://ir.sonimtech.com/.  Our website also provides a link to Section 16 filings which are available free of charge on the same day as such filings are made. Information contained on these websites is not a part of this Annual Report on Form 10-K.

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

We have incurred significant net losses since 2013 and have an accumulated deficit of $196.2 million as of December 31, 2020. We are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which would negatively impact our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	research and development related to our solutions, including investments in our engineering and technical teams;
•	expansion of our sales and marketing efforts;
•	general and administrative expenses, including legal and accounting expenses related to being, a public company; and
•	continued expansion of our business.

These investments may not result in increased revenues or growth in our business. Additionally, we have recently and may continue to encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to achieve or maintain profitability over the long term or continue as a going concern.  Our consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal sources of liquidity as of December 31, 2020 consist of existing cash and cash equivalents totaling $22.1 million, which includes the approximately $25 million in net proceeds from our June 2020 public offering of common stock and redemption of approximately $10 million of note payable in June 2020, of which $4 million was paid out in cash and the balance settled with the issuance of common stock. During the twelve months of 2020, we used approximately $10.8 million of cash and cash equivalents for operating activities. The cost structure of the company has been significantly reduced and many aspects of product development and operational support have been outsourced to add additional spending flexibility if needed.  Our audited consolidated financial statements account for the continuation of our business due to the $25 million in net proceeds from our public offering of common stock that closed in June 2020.  This capital raise will allow the company to continue operations for at least the next twelve months. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of the Nasdaq Stock Market (“Nasdaq”).  If we cannot grow our revenue run-rate or raise needed funds, we might be forced to make additional reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.

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

We enter into master sales arrangements with the majority of our channel partners (including channel partners contributing over 90% of our total revenues for the years ended December 31, 2020 and 2019) under which our partners purchase our products for distribution on a purchase order basis. While these arrangements are typically long term, they generally do not contain any firm purchase volume commitments. As a result, our channel partners are not contractually obligated to purchase from us any minimum quantity of products. We are generally required to satisfy any and all purchase orders delivered to us within specified delivery windows, with limited exceptions (such as orders significantly in excess of forecasts). If we are unable to efficiently manage our supply and satisfy purchase orders on a timely basis to our channel partners, we may be in breach of our sales arrangements and lose potential sales. Our sales arrangements also generally include technical performance standards for our mobile phones and accessories sold, which vary by channel partner. If a technical issue with any of our covered products exceeds certain preset failure thresholds for the relevant performance standard or standards, the channel partner typically has the right to cease selling the product, cancel open purchase orders and levy certain monetary penalties. If our products suffer technical issues or failures following sales to our channel partners, we may be subject to significant monetary impact and our channel partners may cease making purchase orders, which would significantly harm our business and results of operations. In addition, our channel partners retain sole discretion in which of their stocked products to offer their customers. While we may offer limited customer incentives, we generally have limited to no control over which products our channel partners decide to offer or promote, which directly impacts the number of products that our partners will purchase from us.

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

In the years ended December 31, 2020 and 2019, approximately 77% and 69%, respectively, of our revenues, were derived from our top four and three customers, respectively. We expect our revenues to continue to be heavily concentrated among our top customers, and the loss of, or significant reduction in orders from, any of these customers could significantly reduce our revenues and adversely impact our operating results.

We currently rely on the three largest U.S. wireless carriers, and the three largest Canadian wireless carriers, for the majority of our revenue. We expect our revenues to remain heavily concentrated among these top wireless carriers, and we will be substantially dependent on these wireless carriers continuing to purchase and promote our products to their sales channels as well as customer demand for devices and services from these wireless carriers (factors over which we do not have any control). The communications industry is also experiencing rapid consolidation and realignment. As a result, our customers may consolidate or align with other entities in a manner that may delay orders or result in reduced demand compared to historical rates for our products. The loss of one or more of these significant customers, or reduced demand or purchases from these significant customers, would result in significant harm to our revenues and results of operations, and our growth could be limited.

We are materially dependent on some customer relationships that are characterized by product award letters and the loss of such relationships could harm our business and operating results.

We receive award letters or contracts from some of our customers that generally provide for the supply of a customer’s requirements for a particular product, rather than for the purchase of a specific quantity of products. In addition, new program launches require a significant ramp up of costs; however, the sales related to these new programs generally are dependent upon the timing and success of the introduction of our products by our customers. The loss of business with respect to, or the lack of commercial success of, a particular product for which we are a supplier could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.

Our business is difficult to evaluate because we have a limited operating history in our markets.

We have a limited operating history based on which you can evaluate our present business and future prospects. Because of this limited operating history, we face challenges in predicting our business and evaluating its prospects which creates uncertainty in our ability to implement our business plan successfully. For example, we intend to launch new types of products in areas adjacent to existing products to end users other than wireless carrier customers.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by newly public companies that have recently launched new products into a new market. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be significantly harmed.

We continue to restructure and transform our business. The assumptions underlying these efforts may prove to be inaccurate, or we may fail to achieve the expected benefits from these efforts, and we may have to restructure or transform our business again in the future.

In order to be successful, we must have a competitive business model which brings innovative products and services to market in a timely way. We continue to restructure and transform our business in response to changes in industry and market conditions and to focus on business simplification, quality improvement, reduced direct and indirect costs, and new revenue growth. We must manage the potentially higher growth areas of our business, which entail higher operational and financial risks, as well as the non-core areas, in order for us to achieve improved results. Our assumptions underlying these actions may not be correct, we may be unable to successfully execute these plans, and even if successfully executed, our actions may not be effective or may not lead to the anticipated benefits. As a result, we may determine that further restructuring or business transformation will be needed, which could result in the need to record further special charges such as costs associated with workforce reductions and we may be unable to maintain or improve our market competitiveness or profitability.

In connection with the transformation of our business, we have made, and will continue to make, judgments as to whether we should outsource the development and manufacturing of our products. If any of these providers experience (i) difficulties in obtaining sufficient supplies of components, (ii) component prices significantly exceeding anticipated costs, (iii) an interruption in their operations, or (iv) otherwise suffers capacity constraints, we could experience a delay in production and shipping of these products, which would have a negative impact on our revenue. Should there be any disruption in services due to natural disaster, economic or political difficulties, transportation restrictions, acts of terror, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption could have a material adverse effect on our business. Operating in the international outsourcing environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. If these providers are unable to achieve greater operational efficiencies, delivery schedules for new product development and current product delivery could be negatively impacted. Currently, we have no second source of manufacturing for a portion of our products. In addition, switching from one provider to another is an expensive, difficult and a time-consuming process, with serious risks to our ability to successfully transfer our development and/or manufacturing operations. If overall demand of our devices increases in the future, we will need to expand our manufacturing capacity in a cost-efficient manner. Our operations, and consequently our revenues and profitability, could be materially adversely affected if we are forced to switch from any of our providers to another provider due to any of a number of factors, including financial difficulties faced by the manufacturer, disagreements in pricing negotiations between us and the manufacturer or organizational changes in the manufacturer.

Further, we have made, and will continue to make, judgments as to whether we should further reduce, relocate or otherwise change our workforce. For example, the Company has reduced its global headcount from approximately 500 employees at year end 2019 to headcount of 317 of which 263 are full time employees and 54 contractors as of December 31, 2020. Additionally, we have outsourced substantially all of our manufacturing functions, software development and quality control functions to third parties, transferring the employees who previously performed this work. We have also relocated our headquarters from San Mateo, California to Austin, Texas, a lower cost location, in early 2020. These reductions in force, and the attrition that may occur following these reductions, will result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These restructuring and additional measures we might take to reduce costs could divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, or cause us to delay, limit, reduce or eliminate certain product development plans, each of which could have an adverse impact on our business, operating results and financial condition. Costs incurred in connection with workforce reduction efforts may be higher than estimated. Furthermore, our workforce efforts may impair our ability to achieve our current or future business objectives. Any further workforce efforts including reductions may not occur on the expected timetable and may result in the recording of additional charges.

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

Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor, analyst or our expectations.

Our quarterly results and, in particular, [our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied significantly from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Due to our smaller scale compared to many of our customers, we are particularly vulnerable to the impacts of changes in these customers’ order forecasts. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels, cost of goods sold and operating expenses would be high relative to revenue, resulting in potential operating losses. If our revenue or operating results do not meet the expectations of investors or securities analysts or fall below any guidance we provide to the market, the price of our common stock may decline substantially.

Factors that may contribute to fluctuations in our quarterly results, many of which are outside our control and may be difficult to predict, include:

•

fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures or to secure long-term customer relationships, as well as the timing of purchases by our key customers;

•

fluctuations in our customer, product or geographic mix, including the impact of new customer deployments, which typically carry lower gross margins, customer consolidation, which may affect our ability to grow revenue, and products powered by our next-generation technologies, which initially tend to be lower margin due to higher per unit production costs and greater variability in production yields;

•	the timing, market acceptance and rate of adoption of our new product releases and our competitors' new product releases;
•	our ability to manage manufacturing costs, maintain or improve quality, and increase volumes and yields on products;
•	our ability to successfully restructure or transform our operations within our anticipated time frame and realize our anticipated savings;
•

the price, quality and timing of delivery of key components from suppliers, including any shipping cost increases or delays in the supply of components, as well as impacts due to consolidations amongst our suppliers;

•	order cancellations, reductions or delays in delivery schedules by our customers;
•	any delay in collecting or failure to collect accounts receivable;
•	our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;
•

any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation, as well as aggressive pricing tactics by our competitors;

•	our ability to manage inventory while timely meeting customer demand and avoiding charges for excess or obsolete inventory;
•	the availability of third-party service partners to provide contract development and manufacturing services for us;
•	the timing of revenue recognition and revenue deferrals;
•	any future changes in U.S. GAAP or new interpretations of existing accounting rules;
•	the impact of a significant natural disaster, as well as interruptions or shortages in the supply of utilities such as water and electricity; and
•

general economic and political conditions in domestic and international markets, including those related to the recent change in presidential administration in the United States, and other factors beyond our control, including the ongoing effects of the COVID-19 pandemic and related response measures;

•	additional developments regarding our intellectual property portfolio and regulatory exclusivity protections, if any; and
•	outcomes of litigation and other legal proceedings; and our ongoing regulatory dialogue.

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

Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources and experience than we do. In addition, because of the higher volume of components that many of our competitors purchase from their suppliers, they are able to keep their supply costs relatively low and, as a result, may be able to recognize higher margins on their product sales than we do. Many of our competitors may also have existing relationships with the channel partners who we use to sell our products, or with our potential customers. This competition may result in reduced prices, reduced margins and longer sales cycles for our products. Our competitors may also be able quickly and cost-effectively respond to new or emerging technologies and changes in customer requirements. The combination of brand strength, extensive distribution channels and financial resources of the larger vendors could cause us to lose market share and could reduce our margins on our products, especially if any of our larger competitors moved into the market for ultra-rugged mobile phones and accessories, as those competitors would enjoy relatively low barriers. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely impacted. If we are unable to successfully compete with our competitors, our sales would suffer and as a result our financial condition will be adversely impacted.

We rely primarily on third-party contract manufacturers and partners. If these relationships are disrupted and we are unable to obtain substitute manufacturers or partners, on favorable terms or at all, our business, operating results and financial condition may be harmed.

We have outsourced certain of our software development, third-party contract manufacturing, and product assembly operations to third-parties located in Asia.

Our contract manufacturers now produce the vast majority of our products in facilities located in Asia. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we intend to closely manage the transition process when manufacturing changes, we could experience disruption to our operations during any such transition. Other significant risks include limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields, production costs, tariffs and uncertainty over political unrest. Any such disruption could negatively affect our reputation and our operating results.

In addition, we rely on third parties to provide certain services to us, or to our customers, including software development, hosting services and providers of other cloud-based services. If these third-party providers do not perform as expected, our customers may be adversely affected, resulting in potential liability and negative exposure for us. If it is necessary to migrate these services to other providers due to poor performance, cyber breaches or other security considerations, or other financial or operational factors, it could result in service disruptions to our customers and significant time and expense to us, any of which could adversely affect our business, operating results and financial condition.

Migrating our design methodology to third-party contract manufacturers or partners could involve increased costs, resources and development time, and could expose us to further risk of losing control over our intellectual property and the quality of our products.

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims.

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Software often contains defects or programming flaws that can unexpectedly interfere with expected operations. In addition, our products are complex and are designed to be deployed in large quantities across complex and varying networks. Because of the nature of these products, they can only be fully tested when completely deployed in large networks with high amounts of traffic, and there is no assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our hardware or software, or our products may not operate as expected. If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, reduced sales opportunities, loss of revenue and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers, and increased insurance costs. Defects, integration issues or other performance problems in our products could also result in damages to our customers, financial or otherwise. Our customers could seek damages for related losses from us, which could seriously harm our business, operations, financial condition and liquidity. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly. The occurrence of any of these problems would seriously harm our business, operations, financial condition and liquidity.

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

Because our production volumes are based on a forecast of channel partner demand rather than firm purchase commitments from our major customers, our forecasts have been, and there is a risk that our forecasts could be in the future, inaccurate and there is a risk that we will be unable to sell our products at the volumes and prices we expect, which may result in excess inventory. We provide, and will continue to provide, forecasts of our demand to our third-party suppliers prior to the scheduled delivery of products to our channel partners. If we overestimate our requirements, our contract manufacturers may have excess component inventory, which could increase our costs. If we underestimate our requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues, lost sales, or we could incur unplanned overtime costs to meet our requirements, resulting in significant cost increases. For example, certain materials and components used to manufacture our products may reach end of life during any of our product’s life cycles, following which suppliers no longer provide such expired materials and components. This would require us to either source and qualify an alternative component, which could require a re-certification of the device by the wireless carriers and/or regulatory agencies or forecast product demand for a final purchase of such materials and components that may reach end of life to ensure that we have sufficient product inventory through a product’s life cycle. If we overestimate forecasted demand, we will hold excess end-of-life materials and components resulting in increased costs. If we underestimate forecasted demand, we could experience delays in shipments and loss of revenues.

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

Technological advancements could render our products obsolete, which typically erodes prices and causes products to become unmarketable. Our success will depend on our ability to respond to changing technologies and customer requirements, and our ability to develop and introduce new and enhanced products in a cost-effective and timely manner. For example, our products are compatible with fourth generation, or 4G, technology, but emerging fifth generation wireless, or 5G, technology is expected to require network infrastructure upgrades, which could require us to update and migrate all of our systems from 4G to 5G. If we fail to develop these new products or enhancements on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, operations, financial condition and liquidity would be materially adversely affected. The application development ecosystem supporting our devices and related accessories, in particular, is new and evolving. If the market generally or the application development ecosystem specifically does not develop, timely or at all, demand for our products may be limited, and our business and results of operations will be significantly harmed. The market may also develop in an unforeseen direction.

The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing, and other difficulties that could delay or prevent the development, introduction or marketing of our new products and enhancements. If our expectations regarding market demand and direction are incorrect, if sales of our existing products decline more rapidly than we anticipate, or if the rate of decline continues to exceed the rate of growth of our next generation solutions, it could materially and adversely affect our business, results of operations and financial condition.

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

We depend on certain suppliers for the delivery of components used in the assembly of our products, including machined parts, injection molded plastic parts, printed circuit boards and other miscellaneous custom parts for our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components and reduced control over pricing and timing of delivery of components. In particular, we have little to no control over the prices at which our suppliers sell materials and components to us. The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. Many companies utilize the same raw materials and supplies that we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. When these shortages occur, suppliers also tend to either increase prices or reduce the number of units sold to customers. In addition, certain supplies of our components are available only from a single source or limited sources and we may not be able to diversify suppliers in a timely manner. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. These factors can result in reduced supply, higher prices of components used in the assembly of our products and delays in the receipt of certain of our key components, which in turn may generate increased costs, lower margins and delays in product delivery, with a corresponding adverse effect on revenues and customer relationships.

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

We depend on a small number of wireless carriers to distribute our products. While we intend to accelerate direct marketing and end-customer brand awareness initiatives in the future, our sales and marketing efforts have historically been predominantly focused on channel partners. As such, our operating expenses related to end-customer marketing efforts have historically been very small, representing less than 1.0% of our total sales and marketing expenses during years ended December 31, 2020 and 2019. To increase end-customer brand awareness. As a result, we expect our sales and marketing expenses to increase in the future, primarily from increased sales personnel expenses, which will require us to cost-efficiently ramp up our sales and marketing capabilities and effectively target end customers. However, there can be no assurance that we will successfully increase our brand awareness or do so in a cost-efficient manner while maintaining market share within our existing sales channels. Our failure to establish stand-alone brand awareness with end customers of our products would leave us vulnerable to competitors and have an adverse impact on our prospects. If we are unable to significantly increase the awareness of our brand and solutions with end customers in a cost-efficient manner, we will remain significantly dependent on our channel partners for sales of our products and would adversely impact our ability to grow our business.

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

If we are unable to retain sufficiently experienced and capable employees, including those who can help us increase revenues generated from our end market segments, our business and financial results may suffer. Experienced and capable employees in the technology industry remain in high demand, and there is continual competition for their talents. Given our size, we may be at a disadvantage, relative to our larger competitors, in the competition for these personnel. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, including due to COVID-19, we may not be able to replace them in a timely manner and we could experience significant declines in productivity and/or errors due to insufficient staffing or managerial oversight. Moreover, turnover of senior management and other key personnel can adversely impact, among other things, our operating results, our customer relationships and lead us to incur significant expenses related to executive transition costs that may impact our operating results.

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

Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. Some of these companies may offer compensation and benefit packages that may be more appealing to high-quality candidates than those we have to offer. In addition, we face difficulties in retaining or replacing key personnel and integrating employees and corporate cultures unique to managing a geographically dispersed workforce.

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

Our existing IT systems may be inadequate to manage our growth and must implement various upgrades to our enterprise resource planning, or ERP, systems, as well as other complementary IT systems, over the next several years. Implementation of these solutions and systems is highly dependent on coordination of numerous software and system providers and internal business teams. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one system could have a significant adverse impact on the implementation of our overall IT infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel and third-party providers implement and become familiar with new systems, increased costs and lost revenues.

In addition, transitioning to these new systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a significant adverse impact on our capital resources, financial condition, results of operations or cash flows. Implementation of this new IT infrastructure could have a significant impact on our business processes and information systems across a significant portion of our operations. As a result, we must undergo significant changes in our operational processes and internal controls as our implementation progresses, which in turn will require significant change management, including recruiting and training of qualified personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management’s attention from key strategic initiatives and have a significant adverse impact on our capital resources, financial condition and results of operations.

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

We intend to continue to make substantial investments to fund our business and support our growth. In June 2020, we raised approximately $25 million in net proceeds from our June 2020 public offering of common stock. We may require additional funds to respond to business challenges, including the need to develop new features or enhance our solutions, improve our operating infrastructure or acquire or develop complementary businesses and technologies. As a result, in addition to the revenues we generate from our business, we may need to engage in additional equity or debt financings to provide the funds required for these and other business endeavors. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain such additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely impacted. In addition, our inability to generate or obtain the financial resources needed may require us to delay, scale back, or eliminate some or all of our operations, which may have a significant adverse impact on our business, operating results and financial condition.

Our ability to use our net operating losses to offset future taxable income will be subject to certain limitations.

As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $56.8 million and $12.4 million, respectively, due to prior period losses, a portion of which expire in various years beginning in 2037 and 2026, respectively, if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Sonim completed a Section 382 study as part of the Q4 2020 tax provision work.  As a result of the study, the Company concluded that an additional $37.2 million of U.S. federal NOL’s and $0.8 million of U.S. R&D credit carryforwards should be de-recognized as deferred tax assets due to the IRC Section 382 limits.  As a result, the Company reduced those tax attributes in 2020.

The Section 382 study concluded that the NOL from 2001 to 2017 tax years should be de-recognized due to the Company’s change of ownership in 2020.  As a result, Sonim no longer has an uncertain tax position on its 2014 or 2015 federal NOL’s as they have all been de-recognized. It is believed that all of the aforementioned Section 382 adjustments and the adjustment of the Company’s uncertain tax positions as a result of the completion of the Section 382 study is a change in estimate. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, or the Tax Act, the amount of post 2017 NOLs that we are permitted to deduct from U.S. federal income taxes in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely without expiration. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

We are involved in securities-related legal actions and proceedings that are expensive and time consuming, and, if resolved adversely, could result in significant legal expenses and settlement or damage awards.

We and certain of our current and former officers and directors are currently and may in the future become subject to claims and litigation by our stockholders alleging violations of securities laws or other related claims which could harm our business, divert management attention, and require us to incur significant costs.  For example, following our IPO in May 2019, four class action lawsuits were filed against us, as described in Item 3, Legal Proceedings.  Each lawsuit was purportedly brought on behalf of a putative class of all persons who purchased shares of our common stock registered in the IPO, and sought, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. A derivative lawsuit based largely on the factual allegations in the four class action suits is currently pending against us and certain of our current and former officers and directors, as described in Item 3. Legal Proceedings. Separately, as described in Item 3, Legal Proceedings, an investigation by the SEC is ongoing.

We are generally required, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits or are involved in regulatory investigations.  We also have certain contractual obligations to the underwriters regarding the pending securities-related proceedings, and we could have such contractual indemnification obligations to underwriters in future lawsuits.  While a certain amount of insurance coverage may be available for expenses or losses associated with these proceedings, this coverage is subject to deductibles and may not otherwise prove to be sufficient.  Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, with regards to these proceedings; therefore, no litigation reserve has been recorded in the accompanying consolidated financial statements.  There can be no assurances that a favorable final outcome will be obtained.  These proceedings or future litigation or proceedings may require significant attention from management and could result in significant legal expenses, settlement costs, or damage awards that could have a material impact on our financial position, results of operations, and cash flows.

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

We face risks related to health epidemics, pandemics and other outbreaks, including the COVID-19 pandemic, which have had, and may in future have, a material adverse effect on the Company’s business, results of operations and financial condition and/or cash flows.

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic, and the responses of governments worldwide to COVID-19, are having a negative impact on regional, national and global economies, disrupting supply chains and reducing international trade and business activity. The pandemic has caused many governments throughout the world to implement stay-at-home orders, quarantines, significant restrictions on travel and other social distancing measures including restrictions that prohibit many employees from commuting to their customary work locations and require these employees to work remotely if possible. Many of these restrictions have remained in place for months and in light of recent resurgences in the outbreak may continue in one fashion or another for the foreseeable future.

While we are unable to accurately predict the full impact that the outbreak of COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted, and may continue to impact, our day-to-day operations and could continue to disrupt our business and operations, as well as that of our customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. We have experienced, and may continue to experience, disruptions in our supply chain, including a slow-down in supply chain deliveries and some raw material and freight-related cost increases as a result of the pandemic.

The impact of the COVID-19 pandemic has and may continue to adversely impact our financial condition and results of operations in a variety of ways, including, but not limited to:

•

Our ability to operate, as well as our partners’ and/or customers’ ability to operate in affected areas, has been and may continue to be hindered, which may cause our business and operating results to decline.

•	Clients and customers may have difficulty meeting their payment obligations to us, resulting in late or non-payment of amounts owed.
•

We may experience significant reductions or volatility in demand for our solutions as customers may not be able to enter into new purchase commitments or otherwise invest in their business due to financial downturns or general economic uncertainty.

•

The inability of our employees to access customers’ sites has and will continue to hinder our ability to offer services that can only be provided on site, as well as our ability to make in person sales visits and demonstrations.

•

We may experience temporary or long-term disruptions in our supply chain, which may significantly impact our distribution network, results of operations (including sales) or business. For example, we experienced a reduction in gross profits during 2020 as a result of expenses incurred during the temporary shut-down of our manufacturing facility in Shenzhen in the first quarter of 2020.

•

The effects of shelter-in-place orders may negatively disrupt our business as a number of our employees, customers and partners, work remotely, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

•

To the extent a number of our employees, including our executive officers and other members of our management team, are impacted in significant numbers by the outbreak of the pandemic and are not available to conduct work, our business and operating results may be negatively impacted.

•	We may not be able to ensure business continuity in the event our continuity of operations and crisis management plans are not effective or are improperly implemented.
•

The significant disruption of global financial markets, which has impacted the value of our common stock and could further materially impact the value of our stock in the future, may reduce our ability to access further capital, which could in the future negatively affect our liquidity, could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted.

•

Exacerbate other pre-existing risks, such as political, regulatory, social, financial, operational and cybersecurity risks, and those associated with global economic conditions, any of which could have a material adverse effect on our business.

We will continue to evaluate the nature and extent of the impact of COVID-19 on our business.

Our business could also be adversely affected in the future by the effects of other health epidemics and the widespread outbreak of different contagious diseases, which may become more prevalent. Any outbreak of contagious diseases, and other adverse public health developments could adversely impact our financial condition and results of operations in a variety of ways, including, but not limited to the variety of ways in which we may be impacted by the COVID-19 pandemic. For example, we could experience supply-chain disruptions, restrictions on our ability to distribute our products and restrictions on our abilities to provide services in the regions affected. Any prolonged and significant supply-chain disruptions or inability to provide products or services would likely impact our sales in the affected region, increase our costs and negatively affect our operating results. In addition, as we have seen in fiscal 2020, a significant outbreak of a contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services and likely impact our operating results.

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

Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, and power outages, which may render it difficult or impossible for us to operate our business for some period of time. For example, our corporate headquarters is located in Central Texas, a region known for flooding activity and which experienced major winter storms in 2021. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business and operating results and harm our reputation. For example, our headquarters in Austin, Texas were shut down without power or water for several days in 2021. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a significant adverse impact on our business, operating results and financial condition. In addition, the facilities of significant vendors may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or significant adverse impact on our business.

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

Although we are working to comply with those federal, state, and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our products or applications. At state level, lawmakers continue to pass new laws concerning privacy and data security. Particularly notable in this regard is the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, as well as the California Consumer Privacy Act, which was passed in November 2020 and makes a number of significant amendments to the CCPA. The CCPA introduced significant new disclosure obligations and provides California consumers with significant new privacy rights. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of PII or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse impact on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely impact our business.

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

Our use of open-source software could subject us to possible litigation or otherwise impair the development of our products.

A portion of our technologies incorporates open-source software, including open-source operating systems such as Android, and we expect to continue to incorporate open-source software into our platform in the future. Few of the licenses applicable to open-source software have been interpreted by courts, and their application to the open-source software integrated into our proprietary technology platform may be uncertain. If we fail to comply with these licenses, then pursuant to the terms of these licenses, we may be subject to certain requirements, including requirements that we make available the source code for our software that incorporates the open-source software. We cannot assure you that we have not incorporated open-source software in our software in a manner that is inconsistent with the terms of the applicable licenses or our current policies and procedures. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could incur significant legal expenses defending against such allegations. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our technology platform.

With respect to open-source operating systems, if third parties cease continued development of such operating systems or restrict our access to such operating system, our business and financial results could be adversely impacted. We are dependent on third parties’ continued development of operating systems, software application ecosystem infrastructures, and such third parties’ approval of our implementations of their operating and system and associated applications. If such parties cease to continue development or support of such operating systems or restrict our access to such operating systems, we would be required to change our strategy for our devices. As a result, our financial results could be negatively impacted because a resulting shift away from the operating systems we currently use, and the associated applications ecosystem could be costly and difficult.

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

Risks Related to Ownership of Our Common Stock

We have identified one material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. As of December 31, 2020, we have identified one material weakness in internal control over financial reporting that pertain to (i) a deficiency in the design and implementation of ITGCs, including elevated (administrator) access to financial reporting systems and subsystems, which are not appropriately restricted and segregated.

Although we have developed and implemented a plan to remediate the material weakness and believe, based on our evaluation to date, that the material weaknesses will be remediated in a timely fashion, we cannot assure you that this will occur within a specific timeframe. The material weakness will not be remediated until all necessary internal controls have been designed, implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness- will not result in a material misstatement of our consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weakness in our internal control over financial reporting in the future.

Until we remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common units, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

Our executive officers and directors, and their affiliated entities, along with our two other largest stockholders, own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors, together with entities affiliated with such individuals, along with our two other largest stockholders, beneficially own a majority of our common stock as of December 31, 2020. Accordingly, these stockholders may, as a practical matter, continue to be able to control the election of a majority of our directors and the determination of all corporate actions. This concentration of ownership could delay or prevent a change in control of the Company.

We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock.

The listing standards of the Nasdaq Global Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements (the “Bid Price Rule”). In July 2020 we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market. Accordingly, we applied, and Nasdaq approved our application, to transfer the listing of its stock from the Nasdaq Global Market to the Nasdaq Capital Market in January 2021. This transfer became effective at the opening of business on January 22, 2021. Nasdaq granted us an additional 180-day grace period, or until July 19, 2021 (the “Compliance Date”), to regain compliance with Bid Price Rule. On February 22, 2021, we received a notice from the Staff notifying us that we had regained compliance with the Bid Price Rule.

We have on occasion failed, and may in future fail, to satisfy the Nasdaq standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock could be adversely affected, and the market price of our common stock could decrease. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provision. The Delaware Supreme Court recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is permissible and enforceable under Delaware law, reversing an earlier decision from the Court of Chancery of the State of Delaware that had ruled that such provisions were not enforceable.   In light of the Delaware Supreme Court determination that Delaware law permits exclusive federal forum provisions, we have sought to enforce the exclusive federal forum provision in our amended and restated certificate of incorporation including in pending litigation.  Enforcement of this provision could result in additional costs.  If we face relevant litigation and are unable to enforce this provision, we may incur additional costs associated with resolving such matters in other jurisdictions, which could harm our business, financial condition, or results of operations.

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

General Risk Factors

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

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If additional securities-related proceedings were instituted against us, in addition to the pending derivative litigation and SEC investigation described in Item 3. Legal Proceedings, such matters could further divert the time and attention of our management from our business and seriously harm our business, financial condition and results of operations.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If securities analysts do not cover our common stock because of our small size, the lack of research coverage may adversely affect our common stock’s market price. If one or more of the analysts who cover us downgrade our stock or describe us or our business in a negative manner, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition.

The U.S. government has adopted a new approach to trade policy, including in some cases renegotiating and terminating certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement ("NAFTA"). The U.S. government has also initiated tariffs on certain foreign goods from a variety of countries and regions, most notably China, where we manufacture our mobile phones at our facility in Shenzhen, China, and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, many of these foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy have and may continue to result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries. This in turn could result in significant additional costs to us when shipping our products to various customers in the United States and could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results and financial condition.

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

From time to time, we are a party to litigation, arbitration, or administrative actions.  Our business may bring us into conflict with third parties with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. Our financial results and reputation could be negatively impacted by unfavorable outcomes to any future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act, the U.K. Bribery Act, or other anti-corruption laws. Monitoring, initiating and defending against legal actions is time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation. Lawsuits are subject to inherent uncertainties, and defense and disposition costs depend upon many unknown factors. Lawsuits could result in judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of our stockholders' investment in our common stock.  There can be no assurances as to the favorable outcome of any litigation or administrative proceedings. In addition, it can be very costly to defend litigation or administrative proceedings and these costs could negatively impact our financial results.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain our corporate headquarters in a leased facility in Austin, Texas. In addition, we lease a facility totaling 8,416 square feet in San Mateo, California. The lease for our San Mateo facility expires in August 2025. Since moving our headquarters to Austin, we have been marketing our San Mateo space under a sublease arrangement.  This effort has been impacted by the global COVID-19 pandemic, but we plan to continue the effort until successful. Our final assembly and testing facility is located in Shenzhen, China, and we expect to significantly reduce the facility size once we have completed our manufacturing transfer to our new contract manufacturing partner. In 2020, we had a software development center in Bangalore, India, which has now been transferred to our software outsourcing partner.  We also have a research and development center in Beijing, China. We believe that our facilities are suitable to meet our current needs. We may expand our existing facilities or move them to other locations in the future, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth or moves.

Item 3. Legal Proceedings.

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate Sonim to indemnify its current and former directors, officers or employees, and underwriters, with respect to certain of the matters described below and Sonim has been advancing legal fees and costs to certain current and former directors, officers, employees and underwriters in connection with certain matters describe below.

On September 20, 2019, a purported Sonim stockholder who allegedly purchased stock registered in Sonim’s IPO filed a putative class action complaint in the Superior Court of the State of California, County of San Mateo, captioned Pearson v. Sonim Technologies, Inc., et al., Case No. 19CIV05564, on behalf of himself and others who purchased shares of Sonim registered in the IPO, or the “Pearson Action”.  On October 4 and 16, 2019, two additional purported class action complaints substantially similar to the Pearson Action were filed on behalf of different plaintiffs yet the same putative class of Sonim stockholders, in the same court as the Pearson Action, or the ’33 Act State Court Actions.  The defendants asked the Superior Court to dismiss the ’33 Act State Court Actions based on the provision in the Company’s Amended and Restated Certificate of Incorporation requiring stockholders to file and litigate in federal court any claims under the Securities Act of 1933.  On December 7, 2020, the Superior Court entered an order granting defendants’ motion to dismiss.   On October 7, 2019, a substantially similar putative class action lawsuit was filed in the United States District Court for the Northern District of California or the “33 Act Federal Action.  All four complaints allege violations of the Securities Act of 1933 by Sonim and certain of its current and former officers and directors for, among other things, alleged false or misleading statements and omissions in the registration statement issued in connection with the IPO, relating primarily to an alleged failure to disclose software defects in Sonim’s phones and alleged misstatements about performance characteristics of Sonim’s phones. In July 2020, the Company entered into an agreement with the Lead Plaintiff in ’33 Act Federal Action to settle that case on a class wide basis for $2.0 million. As a result, the Company has paid out the $2.0 million settlement as of December 31, 2020. On March 5, 2021, the court presiding over the ’33 Act Federal Action granted final approval of the settlement.

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

On September 21, 2020, the Company, and certain of its current and former directors and officers were sued by a stockholder on behalf of our Company in a derivative action in the United States District Court for the District of Delaware, captioned Kusiak v. Plaschke, et al. Case No 20-cv-1270-MN (“Kusiak”). The Kusiak complaint is based largely on the same underlying factual allegations as the ’33 Act Federal Action.  The defendants filed a motion to dismiss the Kusiak derivative action based on plaintiff’s failure to make a litigation demand on Sonim’s directors.  On February 1, 2021, plaintiff in Kusiak voluntarily dismissed the action without prejudice.

On February 1, 2021, the same plaintiffs’ lawyers in the Kusiak action filed a new derivative action in the United States District Court for the District of Delaware against Sonim and certain of its current and former directors and officers, caption Gupta v. Plaschke, et al., Case No. 1:21-cv-130-MN (“Gupta”). The allegations in the Gupta complaint are generally similar to those in the Kusiak action. Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or determine its potential impact, if any, on the Company.

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

Holders of Record

As if March 5, 2021, there were 89 holders of record of our common stock based on information furnished by American Stock Transfer and Trust Company, LLC, the transfer agent for our securities.

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

Recent Sales of Unregistered Securities

None

Use of Proceeds

On June 9, 2020, we completed an underwritten public offering, or PO, in which we sold 36,800,000 shares of our common stock at a price to the public of $0.75 per share, for net proceeds of $25.1 million. On June 1, 2020, we entered into a Note Amendment and Debt Cancellation Agreement with B. Riley Principal Investments, LLC or BRPI, or the Note Amendment, which provided that, contingent upon the closing of the PO, we would repay $4 million of the outstanding indebtedness to BRPI in cash, or the “B. Riley Repayment”, and the remaining principal amount, accrued interest and other amounts outstanding under the B. Riley Convertible Note, after giving effect to the B. Riley Repayment, would convert into shares of common stock to be issued to BRPI or its affiliates at the public offering price of shares of our common stock in the PO.

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

On May 14, 2019, we closed our initial public offering, or IPO in which we sold 3,571,429 shares of our common stock at a price of $11.00 per share. On May 22, 2019, we sold an additional 505,714 shares of common stock, and our selling stockholder sold 30,000 shares of common stock, at a price to the public of $11.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230887), which was declared effective by the SEC on May 9, 2019. We raised approximately $36.8 million in net proceeds after deducting underwriting discounts and commissions of $3.1 million and offering expenses paid by us of approximately $4.9 million. We used a portion of the net proceeds from the offering to prepay $3.25 million of the outstanding principal amount under the subordinated secured convertible promissory note issued to B. Riley Principal Investments, LLC.

We intend to use the remaining net proceeds of our IPO and subsequent PO for general corporate purposes, including working capital, expanded sales and marketing activities, increased research and development expenditures and funding our growth strategies.

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

Company Overview

We are a leading U.S. provider of ultra-rugged mobile devices, including phones, barcode scanners and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobile phones and accessories to the three largest wireless carriers in the United States— AT&T, T-Mobile (which acquired Sprint in 2020) and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. We also sell our ruggedized phones, barcode scanners and accessories through distribution channels in North America, South America and Europe. Our devices and accessories connect workers with voice, data and workflow applications in two end markets: industrial enterprise and public sector.

We generate revenues primarily from sales of our (i) mobile phones, (ii) barcode scanners, and (iii) industrial-grade accessories. We sell our mobile phones and accessories primarily to wireless carriers in both the United States and Canada, who then resell our products in conjunction with network services to end customers. We sell our barcode scanners globally through partnerships with major distributors.

Because our U.S. sales channel is primarily comprised of large wireless carriers, the number of customers that we sell to is limited. For the year ended December 31, 2020, approximately 90% of our revenues came from large wireless carriers and 77% came from our top four customers. For the year ended December 31, 2020, our smartphones accounted for approximately 41% of our revenues and our feature phones accounted for approximately 55% of our revenues. To help control and manage the quality, cost and reliability of our supply chain, we directly manage the procurement of all final assembly materials used in our products, which include LCDs, housings, camera modules and antennas. To help contain costs and improve the efficiency of our operations, we have outsourced substantially all of our manufacturing functions, software development and quality control functions to third parties, transferring the employees who previously performed this work. In order to continue to develop differentiated products to attract and retain customers, we have made significant investments in research and development through our partnerships with ODMs. We expect this investment to result in a new generation of feature phone and barcode scanner products which will deliver the majority of the Company’s revenue by the end of 2021.

Additional Sonim Subsidiary

On August 21, 2019, Sonim Technologies (Canada), Inc. was incorporated, a fully owned subsidiary of the Company, to aide with sales and post sales services.  During the year ended December 31, 2020, this subsidiary was dissolved.

Restructuring and Reduction in Force

During 2020, we have continued to reduce our headcount to better align our expenses with our revenue profile. The Company executed a reduction in force of approximately 10% of its U.S. employees in February 2020 and has also reduced headcount in certain international locations in India and Shenzhen. Our headcount at December 31, 2020 was 317. During 2020, we decided to proceed with future product co-development and manufacturing with ODM partners.  To ensure the efficient manufacturing of our legacy products through this transition, we outsourced our final assembly to a supply chain partner and transferred twenty two employees to that partner to enhance their efficiency in taking over our production work. We have also relocated our headquarters from San Mateo, California to Austin, Texas, a lower cost location. We recorded costs related to restructuring totaling $1.5 million, of which $1.0 million was paid out in 2020, and $0.1 million is included in cost of revenues in 2020.

In September 2019, the Board of Directors approved, and management commenced and completed, a restructuring plan to reduce operating costs and better align its workforce with the needs of its business.  Under the plan, the Company reduced its workforce by 16 employees.  In connection with the restructuring, the Company accrued $0.7 million in aggregate restructuring charges related to one-time termination severance payments and other employee-related costs. $0.2 million of the cash payments related to the personnel-related restructuring charges were paid during the second half of 2019, with the remaining $0.5 million was paid in the second quarter of 2020.  The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated, with the workforce reductions.

Public Offerings

In June 2020, we completed an underwritten public offering of 36,800,000 shares our common stock at a public offering price of $0.75 per share.  The net proceeds from this offering were approximately $25.1 million, after deduction of underwriting discount and other estimated offering expenses.

On May 9, 2019, our registration statement on Form S-1 (File No. 333-230887) related to our IPO was declared effective by the SEC, and our common stock began trading on The Nasdaq Stock Market LLC or Nasdaq on May 10, 2019. Our IPO closed on May 14, 2019. As a result, our consolidated financial statements as of December 31, 2019 reflects the impact of our IPO.

Key Metrics

We review a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. In addition to our financial results determined in accordance with U.S. GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our performance related metrics.

	Year Ended December 31,
	2020	2019
	(in thousands)
Smartphones	50	102
Feature Phones	205	257
Total Units Sold	255	359
Adjusted EBITDA	$(24,333)	$(12,355)

Units Sold

Our smartphones include the XP6, XP7, and XP8 models.  The number of smartphone units sold during the year ended December 31, 2020 compared to the year ended December 31, 2019 decreased by 51%, primarily due to a slower than expected sales of our XP8 product at several carriers and an inventory build-up at a major U.S. carrier. As of December 31,2020, XP6 and XP7 have reached end of life in terms of new sales. Our XP8 smartphone has been upgraded to the Android 10 operating system, which is expected to extend its life through the end of 2021.

Our feature phones include the XP3, XP5, and XP5s models.  The number of feature phone units sold during the year ended December 31, 2020 compared to the year ended December 31, 2019 decreased by 20%, primarily due to decreased demand for the XP5s from several carriers offset by an increased demand for the XP3. Our current versions of the XP3 and XP5 are approaching end of life. We are currently developing and expect to launch updated versions of the XP3 and XP5 in 2021.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of stock-based compensation expense, depreciation and amortization, interest expense, income taxes, and one-time restructuring costs. Adjusted EBITDA is a useful financial metric in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments such as stock-based compensation.

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provide useful information to investors regarding our performance and overall results of operations for various reasons, including:

•

non-cash equity grants made to employees at a certain price do not necessarily reflect the performance of our business at such time, and as such, stock-based compensation expense is not a key measure of our operating performance; and

•	costs associated with certain events, such as restructuring costs, are not considered a key measure of our operating performance.

We use Adjusted EBITDA:

•	as a measure of operating performance;
•	for planning purposes, including the preparation of budgets and forecasts;
•	to allocate resources to enhance the financial performance of our business;
•	to evaluate the effectiveness of our business strategies;

•	in communications with our board of directors concerning our financial performance; and
•	as a consideration in determining compensation for certain key employees.

Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
•	they do not reflect changes in, or cash requirements for, working capital needs;
•	they do not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments; and
•	other companies in our industry may define and/or calculate these metrics differently than we do, limiting their usefulness as comparative measures.

Set forth below is a reconciliation from net loss to Adjusted EBITDA for the respective periods:

	2020	2019
	(in thousands)
Net loss	$(29,932)	$(25,834)
Depreciation and amortization	2,728	3,525
Stock-based compensation	1,087	6,308
Interest expense	759	1,522
Income taxes	(521)	1,388
Restructuring costs	1,546	736
Adjusted EBITDA	$(24,333)	$(12,355)

Factors Affecting Our Results of Operations

We believe that the growth and future success of our business depend on many factors. While these factors present significant opportunities for our business, they also pose important challenges that we must successfully address in order to improve our results of operations.

Research and Development

We believe that our performance is significantly dependent on the investments we make in research and development and that we must continue to develop and introduce innovative new products on a two to three-year cycle. Our partnerships with ODMs are expected to enable us to shift between different types and numbers of devices under development without the need to adjust the size of our internal team.

While the hardware design of our phones is generally the same for all wireless carriers, each device must be configured to conform to the requirements of each wireless carrier’s network, resulting in higher development expenses as the number of wireless carriers we sell through increases. In addition to the design and configuration costs, each device must undergo a multi-month technical approval process at each carrier before it can be certified to be stocked at each carrier. The approval process for each device for each carrier has historically cost between $1-2 million. Prior to commencement of development of a product for certification, we generally do not receive any purchase orders or commitments. Following a carrier’s review of product concepts, we may receive a product award letter from that carrier to move forward with the development and certification process, at which time we may begin receiving advance purchase orders or commitments. Since the timing of when we seek technical approval with our wireless carriers tends to be cyclical in nature, quarter-over-quarter expenditures may vary significantly depending on the number of approvals in process during the quarter. If we fail to innovate and enhance our product offerings, our brand, market position and revenues may be adversely affected. If our research and development efforts are not successful, we will not recover these investments that we make.

New Customer Acquisitions

We are focused on continuing to acquire new customers, both in North America and overseas, to support our long-term growth. Historically, we have been dependent on a small number of wireless carriers distributing our products. We have invested, and expect to continue to invest, in our sales and marketing efforts to drive new customer acquisition. A key part of our strategy is to further expand the use of our solutions over cellular networks in the public safety market. We also intend to continue to invest in and expand our international sales teams. As a result, we expect our sales and marketing costs to increase as we seek to acquire new customers. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our sales and marketing resources.

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

Revenues

Revenues are recognized on the date that the customer receives the products sold. Any discounts, marketing development funds, product returns or other revenue reductions are treated as offsets to revenues, which is presented on a net basis. We have also historically entered into customer agreements with channel partners that include a combination of products and non-recurring engineering services, or NRE services. When a customer agreement includes NRE services which involve significant design modification and customization of the product software that is essential to the functionality of the hardware, revenues are also recognized according to the contractual milestones in the agreements when or as control transfers to the customer under ASC 606. If a milestone is deemed non-substantive, we defer, if applicable, and recognize such non-substantive milestones over the estimated period of performance applicable to each agreement on a straight-line basis, as appropriate. All of our revenues are derived from a single segment.

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

Amortization of NRE expenses is now part of cost of goods as a result of the adoption of ASC 606 in 2019.Gross profit is defined as revenues less cost of revenues. Gross margin is gross profit expressed as a percentage of revenues. We expect that our gross margin may fluctuate from period to period, primarily as a result of changes in average selling price, revenue mix among our devices, and manufacturing costs. In addition, we may reserve against the value at which we carry our inventory based upon the device’s lifecycle and conditions in the markets in which we sell.

Operating Expenses

Our operating expenses consist of the following categories:

Research and development. Research and development expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation and employee benefits, as well as outsourced costs incurred through our ODM partnerships. Research and development expenses also include the costs of developing new products and supporting existing products. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications, as well as all costs associated with achieving technical acceptance with each product at each carrier. All research and development costs are expensed as incurred. We expect our research and development expenses to fluctuate over time as we experience the various product cycles of our devices.

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

General and administrative. General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation, travel costs and employee benefits, as well as professional and consulting fees, legal fees, trade shows, depreciation expense and occupancy costs. We expect our general and administrative expenses to increase in absolute dollars as we expand our organization to better support our customers and our anticipated growth. Additionally, these expenses will increase as we continue to establish the necessary infrastructure to operate effectively as a public company. As the company grows, general and administrative expenses as a percentage of revenue will begin to decrease due to economies of scale.

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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
	2020	2019	$ Change	% Change
Provision for Income Taxes (in thousands, except percentages)
(Benefit) Provision for Income Taxes	$(521)	$1,388	$(1,909)	(137.6%)

We recognized an income tax benefit of $0.5 million during 2020 as compared to an expense of $1.4 million during 2019.  The decrease in tax expense in 2020 was primarily due to the Company's decrease in earnings in our foreign subsidiaries and a release of uncertain tax position accrual. In 2020, the Company released $0.8 million of the prior years’ uncertain tax accrual.

Results of Operations

Years Ended December 31, 2020 and 2019:

The following tables present key components of our results of operations for the respective periods (In thousands):

	Year Ended December 31,		2020 vs 2019
	2020	2019	Increase (Decrease)	%
	(in thousands)
Net revenues	$63,992	$116,251	$(52,259)	-45.0%
Cost of revenues	48,781	81,742	(32,961)	-40.3%
Gross profit	15,211	34,509	(19,298)	-55.9%
Operating expenses:
Research and development	16,218	26,064	(9,846)	-37.8%
Sales and marketing	10,411	13,908	(3,497)	-25.1%
General and administrative	9,834	15,088	(5,254)	-34.8%
Legal expenses	6,462	1,094	5,368	490.7%
Restructuring costs	1,546	736	810	110.1%
Total operating expense	44,471	56,890	(12,419)	-21.8%
Loss from operations	(29,260)	(22,381)	(6,879)	30.7%
Interest expense	(759)	(1,522)	763	-50.1%
Other expense, net	(434)	(543)	109	-15.8%
Loss before income taxes	(30,453)	(24,446)	872	24.7%
Income tax (expense) benefit	521	(1,388)	1,909	-137.5%
Net loss	$(29,932)	$(25,834)	$(4,098)	15.9%

Net revenues.  Net revenues for the year ended December 31, 2020 decreased by $52.2 million, or 45%, to $64 million compared to $116.3 million for the year ended December 31, 2019.  The decrease in net revenues was primarily attributable to a decrease in unit sales resulting in a decrease of $33.3 million, along with a decrease in the average selling price of $16.1 million as a result of the change in product mix in 2020 compared to 2019.  There were also lower unit sales also correlating to lower accessory revenue of $2.3 million.

Cost of revenues. Total cost of revenues for the year ended December 31, 2020 decreased $32.9 million, or 40.3%, to $48.8 million, or 76.2% of revenues, compared to $81.7 million, or 70.3% of revenues for the year ended December 31, 2019.  This decrease was primarily attributable to related decrease in net revenues.

Gross profit and margin. Gross profit for the year ended December 31, 2020 decreased $19.3 million, or 55.9%, to $15.2 million, or 23.8% of revenues, from $34.5 million, or 29.7% of revenues for the year ended December 31, 2019.  This decrease was primarily attributable to lower revenues of 45% and the product mix resulting in lower average sales price.  The gross profit percentage decreased by 5.91 percentage points for the year ended December 31, 2020 over the same period of 2019 as a result of expenses incurred during the temporary shut-down of our manufacturing facility in Shenzhen in the first quarter of 2020, a one-time event, and manufacturing variances related to lower productivity of 3%.

Research and development. Research and development expenses for the year ended December 31, 2020 decreased by $9.8 million or 37.8%, to $16.2 million compared to $26.1 million for the year ended December 31, 2019.  These expenses decreased primarily due to the $5.4 million decrease in employee headcount related expenses, a decrease in NRE related costs of $2.7 million as 2019 included the cost of the product launch of the XP3, a decrease in consultant expense of $0.8 million, a decrease in travel of $0.6 million and decreases in other expenses of $0.3 million.  These decreases were mainly due to our cost cutting measures and a reduction in travel due to the global pandemic.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2020 decreased by $3.5 million, or 25.1% to $10.4 million compared to $13.9 million for the year ended December 31, 2019.  These decreases were primarily attributable to a $1.2 million decrease in travel related expenses, a decrease in marketing related expenses of $0.8 million, a decrease in employee headcount related expenses of $0.7 million a decrease in consultant expense of $0.5 million and a decrease in other expenses of $0.3 million. These decreases were mainly due to our cost cutting measures, as well as a decrease in commissions due to lower sales volumes.

General and administrative. General and administrative expenses for the year ended December 31, 2020 decreased by $5.2 million, or 34.8% to $9.3 million compared to $15.1 million for the year ended December 31, 2019.  These expenses decreased by the decrease of the IPO related bonus in 2019 of $5 million, a decrease in travel related expenses of $0.4 million, a decrease in employee headcount related expenses of $0.3 million, a decrease in consultant and board fees of $0.4 million and a decrease in other related expenses of $0.1 million offset by an increase in corporate insurance of $0.7 million, an increase in bad debt expense of $0.3 million related to other receivables.

Legal expenses. Legal expenses for the year ended December 31, 2020 increased by $5.4 million to $6.5 million compared to $1.1 million for the year ended December 31, 2019. These expenses increased $3.2 million as a result of the SEC investigation and the Securities Class Action litigation and by $2 million associated with the settlement of the shareholder litigation,

Restructuring costs. In September 2019, our Board of Directors approved, and our management commenced and completed, a restructuring plan to reduce operating costs and better align our workforce with the needs of our business. For the year ended December 31, 2020, we recorded costs related to restructuring totaling $1.6 million, of which $0.1 million is included in cost of revenues. For the year ended December 31, 2019, we recorded $0.7 million in restructuring costs.

Interest expense/Other expense, net. Interest expense/other expense decreased by $0.8 million to $0.7 million for the year ended December 31, 2020, from $1.5 million for the year ended December 31, 2019.  The decrease is a result of settlement of the long-term debt in June 2020.

Other expense, net. We recorded $0.4 million in foreign exchange loss for the year ended December 31, 2020 and $0.5 million in foreign exchange loss for the year ended December 31, 2019.

Income tax expense. Income tax expense decreased by $1.9 million, or -137.5%, to $(0.5) million, for the year ended December 31, 2020, from $1.4 million, for the year ended December 31, 2019. The decrease is a result of a release of $0.08 million of prior years’ uncertain tax position accrual.

Adjusted EBITDA. Adjusted EBITDA was a loss of $24.3 million, for the year ended December 31, 2020 compared to a loss of $12.4 million, for the year ended December 31, 2019.

Net loss. The net loss for December 31, 2020 was $29.9 million compared to net loss of $25.8 million for December 31, 2019.The increase in net loss is a result of a decrease in revenues of $52.3 million and a decrease in gross profit of $19.3 million offset by decreases in operating expenses of $12.4 million.

Liquidity and Capital Resources

Historically, the Company has funded operations from a combination of private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of December 31, 2020, the Company did not have any convertible loans or any other borrowing structures outstanding. As of December 31, 2019, the Company had an aggregate of $10.1 million, of principal and deferred accrued interest outstanding under the B. Riley Convertible Note.

Under the B. Riley Convertible Note issued by the Company pursuant to the Subordinated Term Loan and Security agreement, the Company had borrowed an aggregate principal amount of $12.0 million on a subordinated secured basis. Borrowings bear interest at 10% per year; interest amounts accrued and compounded into principal outstanding until October 2018, following which we were required to pay periodic interest in cash. In June 2020, we repaid $4.0 million of the B. Riley Convertible Note in cash.  In addition, we converted the remaining $6.17 million of principal and accrued interest at $0.75 per share pursuant to an offer of settlement.

In prior years, the Company maintained a loan and security agreement with East West Bank or EWB pursuant to the EWB Loan Agreement. No borrowings were made under this facility in 2019 and 2020, and the facility was cancelled in June 2020.

Cash and cash equivalents as of December 31, 2020 was $22.1 million, or $10.6 million higher than net cash of $11.3 million on December 31, 2019. The increase was driven primarily by net proceeds from our public offering of $25.1 million after deducting underwriting discount costs and other offering expenses paid by us.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	2020	2019
Net cash used in operating activities	$(10,560)	$(33,523)
Net cash used in investing activities	(11)	(1,356)
Net cash provided by financing activities	21,414	33,128

Cash flows from operating activities

For the year ended December 31, 2020, cash used in operating activities was $10.6 million, primarily attributable to a net loss of $29.9 million, partially offset by a net cash inflow of $14 million from changes in our net operating assets and liabilities and partially offset by non-cash charges of $5.3 million.  Non-cash charges primarily consisted of $1.1 million in stock-based compensation, $0.7 million in inventory write-downs, and $2.7 million in depreciation and amortization.  The net cash inflow in our net operating assets and liabilities was primarily due to a $7.5 million decrease in inventory, a $5.5 million decrease in accounts receivable, an increase in accounts payable and accrued liabilities of $2.7 million, partially offset by a $1.1 million increase in prepaid expenses and other assets, a decrease in income tax payable of $0.7 million and $0.3 million decrease in deferred revenue.

For the year ended December 31, 2019, cash used in operating activities was $33.5 million, primarily attributable to a net loss of $25.8 million and a net cash outflow of $20.9 million from changes in our net operating assets and liabilities, partially offset by non-cash charges of $13.5 million, and non-cash revenue of $0.3 million under our trade-in guarantee program.  Non-cash charges primarily consisted of $6.3 million in stock-based compensation, $3.1 million in inventory write-downs, and $3.5 million in depreciation and amortization.  The net cash outflow in our net operating assets and liabilities was primarily due to a $26.3 million decrease in accounts payable and accrued expenses, a $3.8 million increase in other assets, and a $3.7 million decrease in deferred revenue, partially offset by an increase in income tax payable of $1.2 million, a decrease in prepaid expenses of $3.7 million, and decrease in accounts receivable of $8.8 million.

Cash flows from investing activities

For the year ended December 31, 2020, cash used in investing activities was $0.01 million, primarily attributable to purchases of property and equipment.

For the year ended December 31, 2019, cash used in investing activities was $1.4 million, primarily attributable to purchases of property and equipment of $1.0 million and tooling development and purchases of software licenses of $0.4 million.

Cash flows from financing activities

For the year ended December 31, 2020, cash provided by financing activities was $21.4 million, primarily attributable to proceeds from issuance of common stock upon PO, net of costs, of $25.1 million, proceeds from stock options and ESPP of $0.5 million, offset by the repayment of long-term debt of $4.1 million.

For the year ended December 31, 2019, cash provided by financing activities was $33.1 million, primarily attributable to proceeds from issuance of common stock upon IPO, net of costs, of $36.9 million, proceeds from issuance of common stock, net of costs, of $1.6 million, proceeds from exercise of warrants, stock options and ESPP of $0.3 million, partially offset by the repayment of long-term debt of $3.7 million and taxes paid on net issuance of restricted stock award of $1.9 million.

Our consolidated financial statements account for the continuation of our business due primarily to the $25 million in net proceeds from our June 2020 public offering and redemption of long-term debt of $10.2 million, of which $4.0 million was paid in cash and $6.2 million was settled in shares of common stock, in June 2020. We believe that the proceeds from this capital raise will allow the Company to continue operations for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Our principal sources of liquidity as of December 31, 2020, consist of existing cash and cash equivalents totaling $22.1 million, which includes the impact of approximately $25.1 million in proceeds from our public offering of common stock that closed in June 2020. During the year ended December 31, 2020, we used approximately $10.8 million of cash for operating activities.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, and 2019, we had not entered into any off-balance sheet arrangements and did not have any holdings in variable interest entities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption in financial markets. The onset of the COVID-19 pandemic initially impacted our supply chain partners and resulted in a shutdown of our manufacturing operations in China, in the first quarter of 2020. In the middle of March 2020, the majority of our offices worldwide had enacted shelter-in-place measures, with employees being mandated to work from home. We expect this to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. In preparing our consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements

While our significant accounting policies are more fully described in the Note 1 to our consolidated financial statements appearing elsewhere in this prospectus, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue Recognition

The Company adopted the requirements of Accounting Standards Codification (“ASC”) 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2019.

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

The Company recognizes revenue primarily from the sale of products, including our mobile phones and accessories. The Company also recognizes revenue from other contractual arrangements that may include a combination of products and NRE services or from the provision of solely NRE services.

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

•

Expected volatility. We use the Black-Scholes option valuation model for estimating fair value at the date of grant. For share-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for stock based compensation awards is the date of grant and the expense is recognized on a straight-line basis, over the vesting period. We account for forfeitures as they occur. We have estimated the expected life of stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. Because our stock has not been publicly traded for a sufficiently long period of time, we use an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within our industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued. We account for restricted stock units (RSUs) issued to employees and non-employees at fair value, based on the market price of our stock on the date of grant.  The RSUs are expensed over the vesting period and we account for forfeitures as they occur.  RSUs, primarily issued as long term incentives, generally vest annually over four years. During the years ended December 31, 2020 and 2019 we recorded $1.1 million and $6.3 million, respectively, of stock-based compensation related to stock options and restricted stock units.

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

Inventory Valuation

We report inventories at the lower of cost or net realizable value. Cost is determined using a first-in, first-out method, or FIFO, and includes materials, labor, shipping and manufacturing overhead related to the purchase and production of inventories. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.

Warranty Reserves

We provide standard warranty coverage on our accessories and devices for one and three years, respectively, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. We update this estimate periodically. The actual product performance and/or field expense profiles may differ, and in these cases, we adjust warranty accruals accordingly.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rates risk

We had cash and cash equivalents totaling $22.1 million and $11.3 million as of December 31, 2020 and December 31, 2019, respectively. We had no short-term investments as of December 31, 2020 and December 31, 2019.  Our cash and cash equivalents consist of cash in bank accounts and money market funds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the nature of our cash and cash equivalents, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Sonim Technologies, Inc., the supplementary data and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – At December 31, 2020 and 2019

Consolidated Statements of Operations – Years Ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity– Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows – Years Ended December 31, 2020 and 2019

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. With respect to the year ended December 31, 2020, we identified a material weakness in our internal controls over financial reporting related to the design and implementation of our IT general controls including elevated (administrator) access to financial reporting systems and subsystems. Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2020, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting: This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Item 11. Executive Compensation.

For information regarding our Executive Compensation, we direct you to the section captioned “Executive and Director Compensation and Other Matters” in the Proxy Statement. This information is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following - consolidated financial statements and related documents are filed as part of this report:

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.
3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.4	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.24	May 17, 2019

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

4.2	Amended and Restated Investor Rights Agreement, by and between the Registrant and the investors listed on Exhibit A thereto, dated November 21, 2012, as amended.	S-1	333-230887	4.2	April 15, 2019

4.3	Securities Purchase Agreement, by and between the Registrant and the purchasers listed on Exhibit A thereto, dated November 2, 2018	S-1	333-230887	4.3	April 15, 2019

4.4	Description of the Registrant’s Securities	10-K	001-38907	4.4	March 27, 2020

10.1**	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019

10.2**	2019 Equity Incentive Plan (as amended)	8-K	001-38907	10.1	October 1, 2020

10.3**	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019

10.4**	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-230887	10.4	April 15, 2019

10.7**	Employment Agreement, by and between the Registrant and Charles Becher, dated February 7, 2019.	S-1	333-230887	10.7	April 15, 2019

10.8**	Office Lease Agreement, by and between the Registrant and BCSP Crossroads Property LLC, dated May 25, 2006, as amended.	S-1	333-230887	10.8	April 15, 2019

10.9**	English language summary of Shenzhen Warehouse Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated February 14, 2016, as amended	S-1/A	333-230887	10.9	April 29, 2019

10.10**	English language summary of Shenzhen Plant Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated April 10, 2016, as amended.	S-1/A	333-230887	10.10	April 29, 2019

10.11+	Amended and Restated Global Patent License Agreement, by and between Telefonaktiebolaget LM Ericsson (Publ) and the Registrant, effective as of January 1, 2017.	S-1	333-230887	10.11	April 15, 2019

10.12**	Patent License Agreement, by and between Nokia Corporation and the Registrant, effective as of September 23, 2008, as amended.	S-1/A	333-230887	10.12	April 29, 2019

10.13**	English language summary of Shenzhen Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated August 28, 2018.	S-1/A	333-230887	10.13	April 29, 2019

10.14**	English language summary of Shenzhen Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated January 15, 2019.	S-1/A	333-230887	10.14	April 29, 2019

10.15**	Separation Agreement by and between the Registrant and James Walker dated September 9, 2019.	10-Q	001-38907	10.1	November 12, 2019

10.16**	Employment Agreement by and between the Registrant and Robert Tirva, dated September 9, 2019.	10-Q	001-38907	10.2	November 12, 2019

10.17**	Transition and Separation Agreement by and between the Registrant and Robert Plaschke, dated October 29, 2019.	10-K	001-38907	10.17	March 27, 2020

10.18**	Employment Agreement by and between the Registrant and Thomas Wilkinson, dated October 29, 2019.	10-K	001-38907	10.18	March 27, 2020

10.19**	Transaction Bonus Plan.	10-K	001-38907	10.19	March 27, 2020

10.20**	Subordinated Term Loan and Security Agreement between B. Riley Principal Investments, LLC and the Registrant dated October 23, 2017.	10-K	001-38907	10.20	March 27, 2020

10.21**	First Amendment to the Subordinated Term Loan and Security Agreement between B. Riley Principal Investments, LLC and the Registrant dated March 30, 2018.	10-K	001-38907	10.21	March 27, 2020

10.22**	Amended and Restated Subordinated Secured Convertible Promissory Note dated April 9, 2018	10-K	001-38907	10.22	March 27, 2020

10.23**	Amendment to the Employment Agreement by and between Registrant and Robert Tirva dated December 18, 2019	10-K/A	001-38907	10.23	April 29, 2020
10.24**	Registration Rights Agreement between Sonim Technologies, Inc. and B. Riley Principal Investments, LLC and BRC Partners Opportunity Fund, L.P. dated June 11, 2020.	8-K	001-38907	10.1	June 17, 2020

10.25+	Frame Purchase Agreement dated December 18, 2020 by and among Sonim Technologies, Inc. and Dongguan Unicair Communication Technology Co. Ltd.	8-K	001-38907	10.1	December 18, 2020

10.26+	Asset Purchase & Employee Transfer Agreement dated December 22, 2020 by and among Sonim Technologies (India) Private Limited and Coforge Ltd.	8-K	001-38907	10.1	December 29, 2020

10.27+	ODM Services Agreement dated February 26, 2021 by and among Sonim Technologies, Inc. and FIH (Hong Kong) Limited	8-K	001-38907	10.1	March 4, 2021

10.28*	Office Lease Agreement, by and between the Registrant and Overlook at Rob, Roy, LLC, dated 10/1/2020				*

21.1	Subsidiaries of the Registrant.	10-K	001-38907	21.1	March 27, 2020

23.1*	Consent of Independent Registered Public Accounting Firm.				*

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				*

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Compensatory plan or management contract
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

Sonim Technologies, Inc.

Date March 18, 2021	By:	/s/ Robert Tirva
Robert Tirva
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints THOMAS W. WILKINSON and ROBERT TIRVA and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas W. Wilkinson	Principal Executive Officer and Director	March 18, 2021
Thomas W. Wilkinson, Chief Executive Officer

/s/ Robert Tirva	Principal Financial and Accounting Officer	March 18, 2021
Robert Tirva, Chief Financial Officer

/s/ John Kneuer	Director and Chairman of the Board of Directors	March 18, 2021
John Kneuer

/s/ Alan Howe	Director	March 18, 2021
Alan Howe

/s/ Kenny Young	Director	March 18, 2021
Kenny Young

/s/ Susan G. Swenson	Director	March 18, 2021
Susan G. Swenson

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of directors of Sonim Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonim Technologies, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of the audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 18, 2021

We have served as the Company’s auditor since 2013.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 and 2019

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$22,141	$11,298
Accounts receivable, net	4,605	10,082
Inventory	11,344	19,531
Prepaid expenses and other current assets	7,481	6,430
Total current assets	45,571	47,341
Property and equipment, net	843	1,442
Other assets	3,898	6,676
Total assets	$50,312	$55,459
Liabilities and stockholders' equity
Current portion of long-term debt	$177	$9,821
Accounts payable	8,856	7,234
Accrued expenses	11,436	10,265
Deferred revenue	5	291
Total current liabilities	20,474	27,611
Income tax payable	1,243	1,961
Long-term debt, less current portion	185	362
Total liabilities	21,902	29,934
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 66,310,867 and 20,437,235 shares issued and outstanding at, December 31, 2020 and December 31, 2019, respectively.	66	20
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized	—	—
Additional paid-in capital	224,522	191,751
Accumulated deficit	(196,178)	(166,246)
Total stockholders’ equity	28,410	25,525
Total liabilities and stockholders' equity	$50,312	$55,459

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2020 and 2019

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

.	2020	2019
Net revenues	$63,992	$116,251
Cost of revenues	48,781	81,742
Gross profit	15,211	34,509
Operating expenses:
Research and development	16,218	26,064
Sales and marketing	10,411	13,908
General and administrative	9,834	15,088
Legal expenses	6,462	1,094
Restructuring costs	1,546	736
Total operating expenses	44,471	56,890
Loss from operations	(29,260)	(22,381)
Interest expense	(759)	(1,522)
Other expense, net	(434)	(543)
Loss before income taxes	(30,453)	(24,446)
Income tax (expense) benefit	521	(1,388)
Net loss	$(29,932)	$(25,834)
Net loss per share, basic and diluted	$(0.65)	$(1.39)
Weighted–average shares used in computing net loss per share, basic and diluted	46,208,894	18,603,582

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020 and 2019

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at, January 1, 2019	15,591,357	$15	$148,641	$(143,527)	$5,129
Beginning balance adjustment – impact of ASC 606	—	—	—	3,115	3,115
Issuance of common stock, net of issuance costs	227,628	1	1,603	—	1,604
Issuance of common stock upon IPO, net of issuance costs	4,297,901	4	36,846	—	36,850
Issuance of common stock upon purchase of ESPP	68,606	—	146	—	146
Exercise of stock options	95,739	—	81	—	81
Exercise of warrants	155,338	—	23	—	23
Taxes paid on RSA	—	—	(1,897)	—	(1,897)
Employee and nonemployee stock-based compensation	—	—	6,308	—	6,308
Net loss	—	—	—	(25,834)	(25,834)

Balance at, December 31, 2019	20,437,235	20	191,751	(166,246)	25,525
Issuance of common stock, net of issuance costs	36,800,000	37	25,049	—	25.086
Issuance of common stock, settlement of long-term debt	8,226,834	8	6,162	—	6,170
Issuance of common stock upon exercise of stock options	541,268	1	381	—	382
Issuance of common stock upon purchase of ESPP	192,335	—	98	—	98
Net settlement of common stock upon release of RSU	113,195	—	(6)	—	(6)
Employee and nonemployee stock-based compensation	—	—	1,087	—	1,087
Net loss	—	—	—	(29,932)	(29,932)
Balance at, December 31, 2020	66,310,867	$66	$224,522	$(196,178)	$28,410

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020 and 2019

(IN THOUSANDS)

	2020	2019
Cash flows from operating activities:
Net loss	$(29,932)	$(25,834)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	2,728	3,525
Stock-based compensation	1,087	6,308
Trade-in guarantee	—	(268)
Inventory write-downs	702	3,109
Noncash interest expense	166	367
Accretion of debt discount	328	90
Deferred income taxes	21	109
Bad debt expense	302	45
Changes in operating assets and liabilities:
Accounts receivable	5,464	8,749
Inventory	7,485	(809)
Prepaid expenses and other current assets	(1,104)	3,681
Other assets	531	(3,803)
Accounts payable	1,494	(20,165)
Accrued expenses	1,172	(6,117)
Deferred revenue	(286)	(3,664)
Income tax payable	(718)	1,154
Net cash used in operating activities	(10,560)	(33,523)
Cash flows from investing activities:
Purchase of property and equipment	(11)	(992)
Development of tooling and purchased software licenses	—	(364)
Net cash used in investing activities	(11)	(1,356)
Cash flows from financing activities:
Proceeds on line of credit	—	5,614
Repayment on line of credit	—	(5,614)
Proceeds from issuance of common stock, net of costs	25,086	38,468
Proceeds from PPP Loan	2,289	—
Repayment of PPP Loan	(2,289)	—
Taxes paid on net issuance of restricted stock award and restricted stock units	(6)	(1,897)
Proceeds from exercise of warrants	—	23
Proceeds from exercise of stock options	382	81
Proceeds from ESPP	98	146
Repayment of long-term debt	(4,146)	(3,693)
Net cash provided by financing activities	21,414	33,128
Net increase (decrease) in cash and cash equivalents	10,843	(1,751)
Cash and cash equivalents at beginning of the year	11,298	13,049
Cash and cash equivalents at end of the year	$22,141	$11,298
Supplemental disclosure of cash flow information:
Cash paid for interest	$260	$1,043
Cash paid for income taxes	76	273
Non-cash investing and financing activities:
Other assets included in accounts payable	128	—
IPO issuance costs included in accounts payable	—	14
Settlement of long-term debt with issuance of common stock	6,170	—

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

Liquidity and Ability to Continue as a Going Concern – Our consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal sources of liquidity as of December 31, 2020 consist of existing cash and cash equivalents totaling approximately $22.1 million, which includes the impact of approximately $25.1 million in proceeds from an underwritten public offering, or PO, of common stock that closed on June 9, 2020, in which we sold 36,800,000 shares of our common stock at a price to the public of $0.75 per share. On June 1, 2020, we entered into a Note Amendment and Debt Cancellation Agreement with BRPI, or the Note Amendment, which provided that, contingent upon the closing of the PO, we would repay $4 million of the outstanding indebtedness to BRPI in cash, or the “B. Riley Repayment”, and the remaining principal amount, accrued interest and other amounts outstanding under the B. Riley Convertible Note, after giving effect to the B. Riley Repayment, would convert into shares of common stock to be issued to BRPI or its affiliates at the public offering price of shares of our common stock in the PO. On April 13, 2020, the Company received approximately $2.3 million in loan proceeds from the Payroll Protections Program (the “PPP”) administered by the United States Small Business Administrations (the “SBA”).  The PPP was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  Following further guidance from the SBA on April 23, 2020 and further deliberation by the Board of Directors of the Company (the “Board of Directors”), the Company repaid the PPP Loan on April 29, 2020.

Pursuant to the Note Amendment, as amended, we made the B. Riley Repayment in June 2020 and the remaining principal amount, accrued interest and other amounts outstanding under the B. Riley Convertible Note, after giving effect to the B. Riley Repayment, in an amount of $6.2 million, converted into an aggregate of 8,226,834 shares of our common stock issued to B. Riley Principal Investments, LLC or BRPI and BRC Opportunity Fund, L.P., an affiliate of BRPI, or the “Conversion Shares”. Following the B. Riley Repayment and the issuance of the Conversion Shares, we have no outstanding indebtedness under the B. Riley Convertible Note.

During the year ended December 31, 2020, we used approximately $10.6 million of cash for operating activities, while also streamlining our operations to allow for further efficiencies going forward. After evaluating the aforementioned conditions, we believe our current resources, along with expected proceeds from forecasted billings, will provide sufficient funding for planned operations for at least the next 12 months.

Financial Statement Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial information.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Sonim Technologies. Inc. and its wholly owned foreign subsidiaries, Sonim Technologies Spain SL, Sonim Technologies India Private Limited, Sonim Technologies (Shenzhen) Limited, Sonim Technologies (Hong Kong) Limited and Sonim Communications India Private Limited (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

Additional Sonim Subsidiary – On August 21, 2019, Sonim Technologies (Canada), Inc. was incorporated, as a fully owned subsidiary of the Company, to aide with sales and post sales services.  During the year ended December 31, 2019, immaterial fees were incurred in the set-up of the subsidiary and the Company did not record any intercompany transactions. During the year ended December 31, 2020, the subsidiary was dissolved.

Estimates —The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, but are not limited to, estimates related to revenue recognition; valuation assumptions regarding the determination of the fair value of common stock, as well as stock options; the useful lives of our long-lived assets; product warranties; loss contingencies; and the recognition and measurement of income tax assets and liabilities, including uncertain tax positions; The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits at December 31, 2020 and 2019. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $65 and $52 at December 31, 2020 and 2019, respectively, and recognized $302 and $45 in bad debt expense during the years ended December 31, 2020 and 2019, respectively.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents. As of December 31, 2020, and 2019, cash and cash equivalents consist of cash deposited with banks and money market funds. Included in the Company’s cash and cash equivalents are amounts held by foreign subsidiaries. The Company had $822 and $733 of foreign cash and cash equivalents included in the Company’s cash positions on December 31, 2020 and 2019, respectively.

Accounts Receivable and Allowance for Doubtful Accounts—Account's receivable consist primarily of amounts due from customers in the course of normal business activities. Collateral on trade accounts receivable is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on our assessment of known delinquent accounts. Accounts are written off against the allowance account when they are determined to be no longer collectible.

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

Non-recurring Engineering (“NRE”) Tooling and Purchased Software Licenses—Third-party design services relating to the design of tooling materials and purchased software licenses used in the manufacturing process are capitalized and included in other assets within the consolidated balance sheets. During the years ended December 31, 2020 and 2019, amortization of NRE tooling and NRE software costs approximating $2,303 and $2,904 were charged to cost of revenues. The related net book value is $90 and $630, respectively, as of December 31, 2020 and 2019.  In addition, as of December 31, 2020 and 2019, other Assets includes $2,889 and $4,524, respectively, of deferred NRE costs representing costs to fulfill contracts.

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

The Company’s handsets typically require a technical approval process. This process entails design and configuration activities required to conform the Company’s devices to a wireless carrier customer’s specific their network requirements. Each wireless carrier defines its own specific functional requirements and certification process in order for the product to be ready for manufacture. While the technical approval process does involve some level of customization, in addition to design and configuration, the Company does not charge separately and is not reimbursed for these activities to the extent that they do not involve significant customization and does not incur these costs in advance of entering into binding agreements with its wireless carrier customers. Such technical approval is obtained prior to shipment. Under Topic 606, revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for its arrangements, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Cost of Revenues—Cost of revenues includes direct and indirect costs associated with the manufacture of the Company’s products as well as with the performance of NRE services in connection with significant design modification and customization. Direct costs include material and labor, royalty, depreciation and amortization, while indirect costs include other labor and overhead costs incurred in manufacturing the product.

Advertising—The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2020 and 2019 were approximately $17 and $35, respectively.

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

Research and Development—Research and development expenses consist of compensation costs, employee benefits, development fees paid to ODM partners, research supplies, allocated facility related expenses and allocated depreciation and amortization. Research and development expenses include costs incurred for the design and configuration activities of new products to conform to the specific functional requirements of the Company’s wireless carrier customers necessary to prepare the product for manufacture. The Company determines the NRE technical approval costs, and NRE field test costs are contract fulfillment costs and recognizes the associated NRE asset as these costs are incurred.  The Company tracked the NRE asset by product and customer then amortized the NRE assets over a period of 4 years, which is management’s estimated average product life for each model phone, starting from the date of the first significant sales.  This is a change in accounting under ASC 340-40, Other Assets and Deferred Costs. NRE costs are expensed based on a percentage of completion basis.

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

Trade-in Guarantee—The Company has provided certain end customers, who purchase a particular device during a defined promotional period, the right to trade-in their original device for a newer model at no additional cost, however, only for a subsequent and defined period of time. The Company accounts for this trade-in right as a guarantee liability and recognizes product revenue net of the fair value of such right, with subsequent changes to the guarantee liability recognized within revenue on a straight-line basis as the trade-in right expires. The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of a customer upgrading to a new device and the value of the upgraded device. As of December 31, 2019, the guarantee liability related to this trade-in was zero. The trade-in period began July 1, 2018 and ended April 1, 2019. Revenue recognized in 2019 approximated $268.

Comprehensive Income or Loss—The Company had no items of comprehensive income or loss other than net loss for the years ended December 31, 2020 and 2019. Therefore, a separate statement of comprehensive loss has not been included in the accompanying consolidated financial statements.

Foreign currency translation—The Company uses the U.S. dollar as its functional currency for its significant subsidiaries. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for property, plant and equipment, and related depreciation and amortization, which are translated at the historical exchange rates. Expenses are translated at average exchange rates in effect during each period. Foreign assets held directly by the Company include certain accounts receivable balances and bank accounts which are translated in the U.S. dollar at the end-of-period exchange rates. During the years ended December 31, 2020 and 2019, the Company had approximately $389 and $543, respectively, in net foreign currency transactions losses, which are included in other expense, net on the consolidated statement of operations.

Sales taxes—Sales and value added taxes are accounted for on a net basis and collected from customers and remitted to governmental authorities are not included in revenue.

Income taxes—The benefit for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Net Loss per Share—Net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. For the years ended December 31, 2020 and 2019, for purposes of the calculation of diluted net loss per share, convertible preferred stock, warrants to purchase stock, unvested restricted stock units and stock options to purchase common stock are considered potentially dilutive securities but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. As a result, diluted net loss per common share is the same as the basic net loss per share for the periods presented.

The computation of net loss available to common stockholders is computed by deducting the dividends declared and cumulative dividends, whether or, not declared, in the period on preferred stock (whether or not paid) from the reported net loss. For the years ended December 31, 2020 and 2019, there were no cumulative dividends and no impact.

Restructuring and Reduction in Force – The Company has reduced our global headcount from approximately 402 employees and 98 contractors at year-end 2019 to approximately 263 employees and 54 contractors as of December 31, 2020. The Company has also relocated our headquarters from San Mateo, California to Austin, Texas, a lower cost location.

During 2020, we have continued to reduce our headcount to better align our expenses with our revenue profile. The Company executed a reduction in force of approximately 10% of its U.S. employees in February 2020 and has also reduced headcount in certain international locations in India and Shenzhen. Our headcount at December 31, 2020 was 317. During 2020, we decided to proceed with future product co-development and manufacturing with ODM partners.  To ensure the efficient manufacturing of our legacy products through this transition, we outsourced our final assembly to a supply chain partner and transferred twenty two employees to that partner to enhance their efficiency in taking over our production work. We have also relocated our headquarters from San Mateo, California to Austin, Texas, a lower cost location. We recorded costs related to restructuring totaling $1.5 million, of which $1.0 million was paid out in 2020, and  $0.1 million is included in cost of revenues in 2020.

In September 2019, the Board of Directors approved, and management commenced and completed, a restructuring plan to reduce operating costs and better align its workforce with the needs of its business.  Under the plan, the Company reduced its workforce by 16 employees.  In connection with the restructuring, the Company accrued $0.7 million in aggregate restructuring charges related to one-time termination severance payments and other employee-related costs. $0.2 million of the cash payments related to the personnel-related restructuring charges were paid during the second half of 2019, with the remaining $0.5 million was paid in the second quarter of 2020.  The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated, with the workforce reductions.

The severance liability related to these restructuring costs as of December 31, 2020 is:

Restructuring Costs
Liability
Balance at January 1, 2020	$511
Additions: expensed costs	1,663
Payments: expenses paid out	(1,715)
Balance at December 31, 2020	$459

Public Offering/Initial Public Offering

The 2020 Offering (“PO”) —On June 9, 2020, the Company  completed an underwritten public offering (“PO’) in which the Company sold 36,800,000 shares of its common stock, at a price to the public of $0.75 per share. The offer and sale of the shares in the PO were registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-238869), which was declared effective by the SEC on June 4, 2020. The Company raised approximately $25,086 in net proceeds, after deducting underwriting discounts and commissions of $1,656 and offering expenses of approximately $689. Offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s PO, are offset against proceeds from the PO within stockholders’ equity.

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

Pronouncements adopted in 2020:

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

The Company did not adopt any pronouncements in 2020.

Pronouncements not yet adopted:

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740 in order to reduce cost and complexity of its application.  The ASU removes the exception related to the incremental approach for intra-period tax allocation as well as two exceptions related to account for outside basis differences of equity method investments and foreign subsidiaries. This guidance is effective for fiscal years beginning after December 31, 2021 with early adoption permitted. The Company is currently evaluating the potential impact of the new standard on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a liability associated with obligations to make payments under the terms of the arrangement in addition to a right-of-use asset representing the lessee’s right to use or control the use of the given asset assumed under the lease. The standard will be effective for nonpublic business entities for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating this new standard and the impact it will have on its consolidated financial statements, information technology systems, process, and internal controls.

NOTE 2 —Revenue recognition

The Company recognizes revenue primarily from the sale of products, including mobile phones and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the years ended December 31, 2020 and 2019, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific model phones. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

Disaggregation of revenue

The following table presents our net revenue disaggregate by product category for the years ended:

	Year Ended December 31,
	2020	2019
	(in thousands)
Smartphones	$25,880	$57,981
Feature Phones	35,332	52,714
Accessories/Other	2,780	5,556
Total Revenue	$63,992	$116,251

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

As of January 1, 2019, the total costs to fulfill a contract which were deferred and capitalized upon adoption of ASC 606 totaled $3,330 and were recorded in Other Assets. As of December 31, 2020, and 2019, the total costs to fulfill a contract were $2,889 and $4,525, respectively. The increase in the total capitalized costs to fulfill a contract during the year ended December 31, 2019 is primarily associated with the Company’s introduction of its XP8 model phone.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. As of December 31, 2020, and 2019, the Company does not have a contract receivable balance.  Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the consolidated balance sheets. As of January 1, 2020, and December 31,2020, the contract liabilities were $291 and $5, respectively, with the contract liabilities as of December 31, 2020 expected to be recognized into revenue in 2021.

The following table is a rollforward of contract balances as of December 31, 2020:

Contractual
Liability
Balance at January 1, 2020	$291
Recognition of revenue	(467)
Addition of revenue	181
Balance at December 31, 2020	$5

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used for the years ended December 31, 2020 and 2019.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$17,905	$—	$—	$17,905

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$9,250	$—	$—	$9,250

*	Included in cash and cash equivalents on the consolidated balance sheets.

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the years ended December 31, 2019:

Trade-In
Guarantee
Balance at January 1, 2019	$268
Recognition of revenue	(268)
Balance at December 31, 2019	$—

NOTE 4 —Significant Balance Sheet Components

Inventory consisted of the following:

	December 31
	2020	2019
Devices - for resale	$7,792	$13,559
Raw materials	2,590	4,522
Accessories	962	1,450
	$11,344	$19,531

During the year ended December 31, 2020, the Company recorded an inventory reserve adjustment of $.07 million as a result of aging materials and finished goods and accrued a loss of $0.5 million of purchase commitments in connection with end-of-life products.

During the year ended December 31, 2019, the Company recorded an inventory reserve adjustment of $3.1 million as a result of aging materials and finished goods and accrued a loss of $0.7 million of purchase commitments in connection with end-of-life products

Prepaids and other current assets consisted of the following:

	December 31
	2020	2019
Deposits for manufacturing inventory	$1,133	$897
Prepaid taxes	641	1,031
Refundable value added taxes	509	1,376
Prepaid – NRE	2,629	—
Prepaid licenses and royalties	728	761
Director and officer insurance	862	604
Prepaid parts (direct buy)	167	536
Other	1,076	1,225
	$7,481	$6,430

Property and equipment consisted of the following:

	December 31
	2020	2019
Computer equipment	$4,858	$5,087
Software	981	981
Furniture, fixtures, and office equipment	175	175
Leasehold Improvements	179	179
	6,193	6,422
Less: accumulated depreciation and amortization	(5,350)	(4,980)
	$843	$1,442

Depreciation expense of property and equipment for the years ended December 31, 2020 and 2019, was $426 and $621, respectively.

Accrued Expenses consisted of the following:

	December 31
	2020	2019
Customer allowances	$3,042	$2,647
Employee-related liabilities	2,273	1,873
Warranties	1,530	1,154
Accrual for goods received not invoiced	1,942	1,047
Contractual obligations	849	1,230
Royalties	655	657
Contractors	55	285
Research and development	61	271
Shipping	170	120
Interest	11	33
Legal	320	97
Other	528	851
	$11,436	$10,265

The table below sets forth the activity in the warranty liability account, which is included in accrued expenses on the Consolidated Balance Sheets for the years ended December 31, 2020 and 2019:

Balance, January 1, 2020	$1,154
Additions	2,088
Cost of warranty claims	(1,712)
Balance, December 31, 2020	$1,530

Balance, January 1, 2019	$1,103
Additions	1,157
Cost of warranty claims	(1,106)
Balance, December 31, 2019	$1,154

NOTE 5 —Borrowings

Senior Credit Agreement

In prior years, the Company maintained a loan and security agreement with East West Bank (the “Senior Lender” or “EWB”). No borrowings were made under this facility in 2020, and the facility was cancelled in June 2020.

As of December 31, 2019, no amounts were outstanding under the EWB Loan Agreement. As of December 31, 2019, the Company had remaining borrowing capacity of up to $8,000 against the line of credit.  As of September 30, 2019, the Company was not in compliance with one of the financial covenants, specifically the fixed charge coverage ratio, however, the Senior Lender waived such noncompliance in October 2019 by amending the EWB Loan Agreement through February 2020. The Senior Lender subsequently extended the wavier to May 2020.

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

The amended B. Riley Loan Agreement included repayment penalties if any repayment reduced the principal amount outstanding below $10,000. The prepayment penalty was 2% for 2019 and decreased to1% after the second aniversary through maturity. The borrowings under the B. Riley Loan Agreement, as amended would have matured on September 1, 2022 and carried a stated interest rate of 10% and provided that the first year of interest commencing on October 26, 2018 was compounded into the principal, with interest-only payments beginning thereafter.

On June 1, 2020, the Company entered into a Note Amendment and Debt Cancellation Agreement with BRPI (the “Note Amendment”), which provided that, contingent upon the closing of the PO, the Company would repay $4 million of the outstanding indebtedness to BRPI in cash (the “B. Riley Repayment”) and the remaining principal amounts, accrued interest and other amounts outstanding under the B. Riley Loan Agreement, after giving effect to the B. Riley Repayment, would be redeemed for shares of common stock to be issued to BRPI or its affiliates at the public offering price of shares of common stock in the PO.

Pursuant to the Note Amendment, as amended, the Company made the B. Riley Repayment on June 9, 2020 and the remaining principal amount, accrued interest and other amounts outstanding under the B. Riley Loan Agreement, after giving effect to the B. Riley Repayment, in the amount of $6,170, was redeemed into 8,226,834 shares of the Company’s common stock issued to BRPI and BRC Opportunity Fund L.P., an affiliate of BRPI, (the “Redemption Shares”). Following the B. Riley Repayment and the issuance of the Redemption Shares, the Company has no outstanding indebtedness under the B. Riley Loan Agreement. Also, on June 11, 2020, the Company entered into a registration rights agreement with BRPI and BRC Partners Opportunity Fund, L.P. pursuant to which the Company agreed to file a registration statement covering the resale of the Redemption Shares and to use its best efforts to cause such registration statement to become effective upon the time frames set forth in the registration rights agreement. A registration statement on Form S-3 (File No. 333-239664) registering the Redemption Shares for resale by BRPI and BRC Partners Opportunity Fund, LP was declared effective by the SEC on July 13, 2020.

As of December 31, 2020, and 2019, the total outstanding principal and interest under the B. Riley Loan Agreement, as amended, was zero and $10,003, respectively. In July 2019, the Company repaid $3,250, or 25% of the principal amount under the B. Riley Loan Agreement and incurred a 2% fee on the amount below the $10,000 threshold as a result of the prepayment.  During the year ended December 31, 2020 and 2019, the compounded interest, which was added to the outstanding principal totaled $166 and $251, respectively.

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

Promissory Notes Payable—In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements would be paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $362 and $508 at December 31, 2020 and 2019, respectively.

PPP Loan--On April 13, 2020, the Company received approximately $2.3 million in PPP loan proceeds. Following additional guidance issued by the SBA on April 23, 2020 that casted doubt on the ability of public companies to qualify for loans under the PPP, the Company repaid the PPP loan on April 29, 2020.

The components of the long-term debt balance as of December 31, are as follows:

	2020	2019
Convertible note	$—	$10,003
Less unamortized discount and debt issuance costs	—	(328)
Subtotal Convertible note	—	9,675
Promissory note payable	362	508
Subtotal long-term debt	362	10,183
Less current portion	(177)	(9,821)
Total long-term debt	$185	$362

Future aggregate annual principal payment on all long-term debt, are as of December 31, 2020:

Year Ending, December 31st,
2021	$177
2022	107
2023	78
$362

NOTE 6 —Convertible Preferred Stock and Stockholders’ Equity

On November 2, 2018, the Company amended and restated its previous certificate of incorporation and adjusted its authorized capital stock (par value of $0.001) to consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Each outstanding share of common stock entitles the holder to one vote of each matter properly submitted to the stockholders of the Company for vote. During the year ended December 31, 2020, no shares of preferred stock have been issued.

On April 24, 2019, the Company issued 10,000 shares of common stock to a former employee in exchange for a release of claims and other agreements.

On October 15, 2019, the Company issued 666 shares of common stock to a vendor as compensation in exchange for timely completion of services.

The following table shows shares of common stock reserved as of:

	December 31
	2020	2019
Shares subject to options to purchase common stock	1,443,940	2,645,714
Unvested restricted stock units	2,691,375	249,500
Shares subject to warrants to purchase common stock	29	956
Shares subject to term debt optional conversion into common stock	—	761,186
Total	4,135,344	3,657,356

NOTE 7 —Warrants

There were 155,338 warrants exercised on May 10, 2019 for total cash proceeds of $23.

The following table discloses warrants issued and outstanding as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Exercise	Number of warrant	Year of	Exercise	Number of warrant	Year of
Issuance date	price	shares	expiration	price	shares	expiration
Common
November 2012	$6.03	7	2028	$6.00	7	2028
November 2012			2020	$6.00	927	2020
November 2012	$14.50	22	2028	$14.50	22	2028
Total warrants		29			956

NOTE 8—Stock-based Compensation

As of December 31, 2020, the Company had the 2012 Equity Incentive Plan (the “2012 Option Plan”) and 2019 Equity Incentive Plan (the “2019 Option Plan”) and the 2019 Employee Stock Purchase Plan in place.

As of December 31, 2020, the number of shares available to be issued under the 2019 Option Plan were 2,921,714.  In May 2020, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under the 2019 Option Plan to 3,000,000 shares, which was approved by the Company’s stockholders on September 29, 2020. As of December 31, 2020, the number of shares available to be issued under the 2019 Employee Stock Purchase Plan was 280,438.

The 2019 Option Plans provides for the grant of incentive and non-statutory stock options (“Options”), stock appreciation rights (“SAR”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) to employees, nonemployee directors, and consultants of the Company. Option awards granted under the 2019 Option Plan generally become exercisable ratably over a two-year or four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Board of Directors, certain awards may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other awards are exercisable only to the extent vested. At, December 31, 2020 and 2019, there were no shares that had been early exercised that were subject to the Company’s repurchase right at that date. The exercise price or strike price for Options and SARs granted under the 2019 Option Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive stock options granted under the 2019 Option Plan to ten percent or greater stockholders must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and are not exercisable after five years from the date of grant.

The Board of Directors adopted, and its stockholders approved, the 2019 Employee Stock Purchase Plan and the 2019 Option Plan in March 2019 and April 2019, respectively, each of which became effective in connection with the IPO.  There are 541,379 shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan as of December 31, 2020. Additionally, the number of shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 500,000 shares, unless the Board of Directors or the compensation committee of the Board of Directors determines prior to such date that there will be a lesser increase, or no increase. The increase under the 2019 Employee Stock Purchase Plan for 2020 was 204,372 shares. As of December 31, 2020, 5,906,900 shares of common stock are reserved for future issuance under the 2019 Option Plan, plus the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expire or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2019 Option Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the Board of Directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase. The increase under the 2019 Option Plan for 2020 was 1,021,861 shares.

As of December 31,2020, 192,335 shares of common stock were issued under the 2019 Employee Stock Purchase Plan.

On June 9, 2020, the Company granted an aggregate of 2,015,500 restricted stock units to the Company’s board of directors, executives and employees.

On September 29, 2020, the Company granted an aggregate of 676,500 restricted stock units to the Company’s executives and employees.

On December 14, 2020, the Company granted an aggregate of 114,000 restricted stock units to an ex-member of the board of directors who will be serving in a consulting capacity.

On April 10, 2019, the Company granted an aggregate of 128,000 restricted stock units to the Company’s executives, of which 38,000 were forfeited and 90,000 are outstanding at December 31, 2019.

On May 13, 2019, the Company granted a fully vested restricted stock award of 383,197 shares and issued 210,758 net shares of common stock after withholding 172,439 shares of common stock totaling $1,897, recorded as a reduction to additional paid-in capital, to satisfy tax obligations associated with the grant, to the Company’s Chief Executive Officer as a bonus pursuant to his employment agreement. As a result, the Company recorded $4,215 as compensation expense to operating expenses under the Statement of Operations during the year ended December 31, 2019.

In connection with the IPO, the Company accelerated vesting of 201,666 options dated September 10, 2018, pursuant to the employment agreement of the Company’s prior Chief Financial Officer. As a result, the Company recorded $287 as compensation expense to operating expenses under the Statement of Operations during year ended December 31, 2019.

Stock-based compensation expense is as follows:

	For the Year Ended
	December 31
	2020	2019
Research and development	$252	$394
Sales and marketing	230	664
General and administrative	548	5,208
Cost of revenues	57	42
	$1,087	$6,308

Stock Options:

Stock option activity for the years ended December 31, 2020 and 2019 is as follows:

		Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic
	Options	per share	(in years)	Value
Outstanding at January 1, 2019	1,320,197	$0.77	7.99	$8,465
Options granted	1,635,853	$5.94
Options exercised	(95,739)	$0.85
Options forfeited	(186,266)	$7.02
Options cancelled	(28,331)	2.72
Outstanding at December 31, 2019	2,645,714	$3.50	8.51	$4,184

Options granted	26,000	$0.86
Options exercised	(541,268)	$0.71
Options forfeited	(510,755)	$4.73
Options cancelled	(175,751)	$7.04
Outstanding at December 31, 2020	1,443,940	$3.64	7.82	$24

Vested and expected to vest at December 31, 2020	1,443,940	$3.64	7.82	$24
Exercisable at December 31, 2020	669,852	$4.19	6.62	$24

As of December 31, 2020, there was approximately $3,298 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $50 and $266,  respectively.  The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.

The weighted average grant date calculated value of options granted during the years ended December 31, 2020 and 2019 was $0.41 and $2.84, respectively.

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

The following describes the key inputs used by the Company:

Fair Value of Common Stock— The Company measures equity classified stock-based awards granted to employees and directors based on the estimated fair value on the date of grant and the expense is recognized on a straight-line basis, over the vesting period. We account for forfeitures as they occur.

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

Forfeiture Rate—Forfeitures are recognized when they occur. Historically, the Company estimated the forfeiture rate based on an analysis of actual forfeiture experience, analysis of employee turnover behavior, and other factors.

The calculated fair value of option grants made during the years ended December 31, 2020 and 2019, were estimated using the following Black-Scholes option pricing model assumptions:

	2020	2019
Expected dividend yield	0%	0%
Risk-free interest rate	0.26%-0.46%	1.59%-2.33%
Expected volatility	50%	50%
Expected life (in years)	6.25	6.25

Restricted Stock Awards:

As of December 31, 2020, and 2019, the unvested restricted stock units totaled 2,691,375 and 249,500 shares, respectively.

The following table summarized the outstanding RSU’s as of December 31, 2020:

RSU's
Outstanding at January 1, 2020	249,500
Granted	2,806,000
Released	(119,875)
Forfeited	(244,250)
Outstanding at December 31, 2020	2,691,375

Exercisable at December 31, 2020	—

NOTE 9 —Income Taxes

The following table presents the income (loss) before income taxes for domestic and foreign operations, and the components of the provision (benefit) for income taxes for the years ended December 31:

	2020	2019
Domestic loss	$(31,390)	$(26,964)
Foreign subsidiaries income	937	2,518
Income (loss) before income taxes	$(30,453)	$(24,446)

	2020	2019
Current income tax expense:
Federal	$(53)	$—
State	5	(3)
Foreign	(494)	1,282
Total Current	(542)	1,279

Deferred income tax expense:
Federal	54	—
State	—	—
Foreign	(33)	109
Total Deferred	21	109
Total provision (benefit) for income taxes	$(521)	$1,388

The Company’s effective tax rate differs from the federal statutory rate due to the following for the years ended December 31:

	2020	2019
Statutory federal income tax rate	21%	21%
State income taxes, net of federal tax benefits	-0.54%	0.61%
Stock compensation	-0.74%	-1.27%
Foreign rate differential	2.38%	-3.53%
Tax credits	0.00%	0.68%
GILTI Inclusion	-0.81%	-0.76%
Section 382 limits	-27.71%	0.00%
Non-deductible expenses	-0.17%	-4.58%
Valuation allowance	8.30%	-14.58%
Other, net	0.00%	-3.25%
Effective tax rate	1.71%	-5.68%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities at December 31:

	2020	2019
Gross deferred tax assets:
Net operating loss carryforward	$12,684	$9,587
Tax credits	92	725
Accruals and reserves	2,113	2,461
Property and equipment	83	—
Alternative minimum tax credits	21	89
Total gross deferred tax assets	14,993	12,862
Less: valuation allowance	(14,281)	(11,814)
Total deferred tax assets net of valuation allowance	712	1,048
Deferred tax liabilities:
Property and equipment	—	(37)
Accrual and reserves	(678)	(1,025)
Net deferred tax assets (liabilities)	$34	$(14)

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain.  The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets.  Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, the Company provided a full valuation allowance against the U.S. deferred tax assets resulting from the accruals and reserves along with the net operating loss and credits carried forward.   The valuation allowance was $14,281 as of December 31, 2020 compared to $11,814 as of December 31, 2019, a change in valuation of $2,467.  The valuation allowance was $11,814 as of December 31, 2019 compared to $8,088 as of December 31, 2018, a change in valuation of $3,726.

We have not provided U.S. Federal and State income taxes, nor foreign withholding. taxes on approximately $9,156 of undistributed earnings for certain non-US subsidiaries, because such earnings are intended to be indefinitely reinvested. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would not be subject to U.S. income tax due to the transition tax of IRC Section 965 or via the Global Intangible Low-Taxed Income (“GILTI”) provision, enacted as part of the 2017 U.S. Tax Act.  The Company would be subject to U.S. state tax and potential foreign withholding taxes on a repatriation of the foreign earnings.   The amount of unrecognized deferred income tax liability related to these earnings is not material.

Estimate of cumulative foreign earnings is as follows as of December 31:

	2020	2019
China	$4,195	$5,818
India	4,961	4,580
Total	$9,156	$10,398

The Company had net operating loss carryovers (NOL) for federal and state income tax purposes of approximately $56,805 and $12,418, respectively, as of December 31, 2020. Approximately $9,938 of federal NOLs will expire beginning in 2037, while approximately $46,866 generated beginning in 2018 have an indefinite life.  The state NOLs will expire if unused in years 2026 through 2040:

	2020	2019
Federal NOL	$56,805	$42,415
State NOL	$12,418	$11,492

The Company had research and development (“R&D”) credit carryforwards as follows as of December 31:

	2020	2019
Federal R&D credits	$—	$632
California R&D credits	$117	$117

At December 31, 2020, the Company had approximately zero of federal and $117 of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The California research credits have no expiration dates.

Federal and state laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an 'ownership change' as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in 2020 that caused the Company to de-recognize $37,206 and $7,319 of federal and state net operating losses, respectively. The amounts indicated in the above tables reflect the reduction of net operating losses and credit carryforwards as a result of previous ownership changes that the Company experienced. Should there be additional ownership changes in the future, the Company's ability to utilize existing carryforwards could be substantially restricted.

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes in accordance with the Financial Accounting Standards Board guidance for income taxes, as provided in ASC 740, Accounting for Income Taxes. Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize, in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following table summarizes the activity related to unrecognized tax benefits as follows as of December 31:

In thousands	2020	2019
Unrecognized benefit-beginning of period	$6.900	$5,957
Gross increases-prior period tax positions	96	400
Gross (decreases)-prior period tax positions	(5,818)	—
Settlements prior period tax positions	(95)	—
Gross increases -current period tax positions	107	543
Unrecognized benefit-end of period	$1,190	$6,900

The Company reported a $5,818 reduction in prior period uncertain tax positions in 2020, consisting of $5,042 of reductions in prior period uncertain tax positions related to de-recognized net operating losses and tax credits following the Section 382 ownership change in 2020, as discussed above and $776 of the reduction related to remeasuring uncertain tax positions following the completion of a tax audit.

The unrecognized tax benefits at December 31, 2020 of $31 are accounted for as a reduction in the Company’s deferred tax assets. Due to the Company’s valuation allowance, only $1,159 of the $1,190 of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company reported a tax benefit of ($262) in December 31, 2020 and accrued $229 of interest and penalties in December 31, 2019. The Company has accrued a $84 and $346 liability for accrued interest and penalties related to unrecognized tax benefit as of December 31, 2020 and 2019, respectively.

The Company's material income tax jurisdictions are the United States (federal and California), China and India. As a result of net operating loss and credit carryforwards, the Company is subject to audit for tax years 2014 and forward for federal and California purposes. The China and India tax years are open under the statute of limitations from 2015 and forward. The Company completed an audit in China in 2020, paying approximately $95 of tax to settle prior year uncertain tax positions. The Company has no ongoing tax audits.

NOTE 10 —Commitments and Contingencies

Operating leases—The Company leases several facilities under noncancelable operating leases that begin expiring in 2021. The Company recognizes rent expense on a straight-line basis over the lease period.

Future minimum lease payments under noncancelable operating lease commitments are approximately as follows:

Year Ending, December 31st,
2021	$694
2022	484
2023	454
2024	467
2025	318
$2,417

Rent expense was approximately $1,568 and $1,243 for the years ended December 31, 2020 and 2019.

Purchase Commitments—The aggregate amount of noncancelable purchase orders as of December 31, 2020 and 2019, was approximately $5,113 and $1,022, respectively, and were related to the purchase of components of our devices.

Royalty payments—The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire in 2021 and 2023. Royalty expense for the years ended December 31, 2020 and 2019, was $2,288 and $2,886, respectively, which are included in cost of revenues on the consolidated statements of operations.

Securities litigation—On September 20, 2019, a purported Sonim stockholder who allegedly purchased stock registered in Sonim’s initial public offering (“IPO”) filed a putative class action complaint in the Superior Court of the State of California, County of San Mateo, captioned Pearson v. Sonim Technologies, Inc., et al., Case No. 19CIV05564, on behalf of himself and others who purchased shares of Sonim registered in the IPO (the “Pearson Action”).  On October 4 and 16, 2019, two additional purported class action complaints substantially similar to the Pearson Action were filed on behalf of different plaintiffs yet the same putative class of Sonim stockholders, in the same court as the Pearson Action (the “’33 Act State Court Actions”).  The defendants asked the Superior court to dismiss the “33 Act State Court Actions based on the provision in the Company’s Amended and Restated Certificate of Incorporation requiring stockholders to file and litigate in federal court any claims under the Securities Act of 1933.  On December 7, 2020, the Superior Court entered an order granting defendants’ motion to dismiss.   On October 7, 2019, a substantially similar putative class action lawsuit was filed in the United States District Court for the Northern District of California (the “’33 Act Federal Action”).  All four complaints allege violations of the Securities Act of 1933 by Sonim and certain of its current and former officers and directors for, among other things, alleged false or misleading statements and omissions in the registration statement issued in connection with the IPO, relating primarily to an alleged failure to disclose software defects in Sonim’s phones and alleged misstatements about performance characteristics of Sonim’s phones. In July 2020, the Company entered into an agreement with the Lead Plaintiff in the ‘33 Act Federal Action to settle that case on a class wide basis for $2.0 million. As a result, the Company has paid out the $2.0 million settlement as of December 31, 2020. On March 5, 2021, the court presiding over the ’33 Act Federal Action granted final approval of the settlement.

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

Derivative litigation—On September 21, 2020, the Company, and certain of its current and former directors and officers were sued by a stockholder on behalf of our Company in a derivative action in the United States District Court for the District of Delaware, captioned Kusiak v. Plaschke, et al., Case No 20-cv-1270-MN (“Kusiak”). The Kusiak complaint is based largely on the same underlying factual allegations as the ’33 Act Federal Action.  The defendants filed a motion to dismiss the Kusiak derivative action based on plaintiff’s failure to make a litigation demand on Sonim’s directors.   On February 1, 2021, plaintiff in Kusiak voluntarily dismissed the action without prejudice.

On February 1, 2021, the same plaintiffs’ lawyers in the Kusiak action filed a new derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former directors and officers, captioned Gupta v. Plaschke, et al., Case No. 1:21-cv-130-MN (“Gupta”). Given the early stages of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or determine its potential impact, if any, on the Company.

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

Contingent severance obligations—The Company has agreements in place with certain key employees (Executive Severance Arrangement) guaranteeing severance payments under certain circumstances. Generally, in the event of termination by the Company without cause, termination due to death or disability, or resignation for good reason, the Company is obligated to the pay the employees.

On December 11, 2019, the Board of Directors approved the Sonim Technologies Inc. Transaction Bonus Plan (the “Plan”) that is intended to incentivize Company employees who are in a position to significantly impact the value received by the Company’s stockholders in a change of control transaction. Pursuant to the Plan, upon consummation of a change of control transaction, 10% of the consideration payable to Company stockholders, after deducting transaction expenses, will be distributed to Plan participants, including the Company’s named executive officers. The Plan has a three-year term and may be extended by the administrator of the Plan. Subject to the terms of the Plan, participants must be continuously providing services to the Company through the date of the closing of a change in control transaction to be eligible to receive a bonus thereunder, and payment is contingent upon delivery and non-revocation of a general release of claims. In connection with the adoption of the Plan, the Board of Directors allocated a 50% interest in the Plan to Tom Wilkinson, the Company’s Chief Executive Officer, and a 10% interest in the Plan to Robert Tirva, the Company’s Chief Financial Officer and 40% to 9 other key employees and consultants.

NOTE 11—Related Party Transactions

Management Services Agreement—In October 2017, the Company entered into a management services agreement with B. Riley Principal Investments, an investor, pursuant to which B. Riley Investments agreed to provide advisory and consulting services to the Company. The Company incurred approximately $56 in related consulting fees during the year ended December 31, 2019.  At the closing of the Company’s IPO in May 2019, the management services agreement was terminated in accordance with its terms.

NOTE 12 —Net Loss Per Share

Net loss per share for the years ended December 31, 2020 and 2019, was determined by decreasing Net income or increasing Net loss for the years then ended by the number of cumulative dividends, not yet declared, on the Company's previously outstanding convertible preferred stock. The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods ended:

	For the Years Ended
	December 31
	2020	2019
Numerator:
Net loss	$(29,932)	$(25,834)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	46,208,894	18,603,582
Net loss per share, basic and diluted	$(0.65)	$(1.39)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods ended:

	For the Years Ended
	December 31
	2020	2019
Shares subject to options to purchase common stock	1,443,940	2,645,714
Unvested restricted stock units	2,691,375	249,500
Shares subject to warrants to purchase common stock	29	956
Shares subject to term debt optional conversion into common stock	—	761,186
Total	4,135,344	3,657,356

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

The following table summarizes the revenue by region based on ship-to destinations for the periods ended:

	For the Years Ended
	December 31
	2020	2019
U.S.	$46,107	$90,597
Canada and Latin America	14,228	17,400
Europe and Middle East	1,978	5,308
Asia Pacific	1,679	2,946
	$63,992	$116,251

Long-lived assets located in the United States and Asia Pacific region were $3,040 and $782, and $5,976 and $1,161 as of December 31, 2020 and 2019, respectively.

The composition of revenues is as follows:

	For the Years Ended
	December 31
	2020	2019
Product Sales	$63,627	$115,807
Services	365	444
Total revenues	$63,992	$116,251

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits at December 31, 2020 and 2019. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $65 and $52 at December 31, 2020 and 2019, respectively.

Receivables from one customer approximated 23% of total accounts receivable at December 31, 2020 and 40% and 28% of total accounts receivable from two customers at December 31, 2019

Revenue from certain customers in 2020 and 2019 accounted for approximately the following percentage of total revenues:

	For the Years Ended December 31,
	2020	2019
Customer A	15%	37%
Customer B	10%	18%
Customer C	40%	15%
Customer D	11%	*
Total	76%	70%

*	Customer revenue did not exceed 10% in the respective periods.

NOTE 14 —Subsequent Events

At the beginning of 2021, we outsourced substantially all of our software development to a third-party and transferred 105 employees to support the work to be performed.  Additionally, in the beginning of 2021, we outsourced our manufacturing work to a supply chain partner and expect to ultimately transfer or eliminate 22 employees as part of this solution.