Form 10-K/A
period 2020-12-31
SONIM TECHNOLOGIES INC
filed 2021-04-06
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File Number 001-38907

Sonim Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	94-3336783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6836 Bee Cave Road Building 1, Suite 279 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 378-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SONM	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2020 was approximately $52,801,187.

At March 31, 2021, 66,317,949 shares of Common Stock, par value $0.001, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2021 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosures regarding incorporation by reference on the front cover page of the Original Filing. The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information concerning our executive officers and directors, including their ages as of March 31, 2021.

Name	Age	Position
Executive Officers
Thomas W. Wilkinson	51	Chief Executive Officer and Director
Robert Tirva	54	Chief Financial Officer
Directors
John Kneuer(1)(2)	52	Chairman of the Board of Directors
Alan Howe(1)	59	Director
Susan G. Swenson(1)(2)(3)	72	Director
Kenny Young(2)(3)	57	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

Thomas W. Wilkinson has served as our Chief Executive Officer and a member of our board of directors since October 2019. Mr. Wilkinson has served as a strategic consultant and financial advisor to small and medium-sized public and privately held businesses since January 2014. From August 2015 until October 2018, Mr. Wilkinson served as Chief Financial Officer and later as Chief Executive Officer at Xplore Technologies Corp., a rugged tablet technology company, which was sold to Zebra Technologies in 2018. Prior to his service at Xplore, from January 2014 to October 2015, he served as Chief Financial Officer at Amherst Holdings, LLC, a financial services company. Mr. Wilkinson was the co-founder and Managing Partner of PMB Helin Donovan, a multi-office regional accounting firm. He currently serves on the board of directors of Astrotech Corporation, a science and technology development and commercialization company, and chairs the board of directors at CipherLoc Corporation, a data security solutions company, where he also served as the interim Chief Executive Officer from July 2019 to November 2019. Mr. Wilkinson received a Master’s of Professional Accounting and a Bachelors of Business Administration each from University of Texas at Austin in 1992.

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

Alan Howe has served as a member of our board of directors since October 2017. Since April 2001, Mr. Howe has served as co-founder and Managing Partner of Broadband Initiatives, LLC, a boutique corporate development and strategic consulting firm since 2001. Previously, Mr. Howe held various executive management positions at Covad Communications, Inc., a provider of broadband voice and data communications, Teletrac, Inc., a location-tracking software company, Sprint Corporation, a telecommunications company, and Manufacturers Hanover Trust Company, a commercial bank. Mr. Howe currently serves on the boards of Babcock and Wilcox, a company providing environmental technologies for the power industry, Orion Energy Systems, Inc., a LED lighting and intelligent controls company, Resonant Inc., a hardware development company for mobile devices, Spartacus Acquisition Corporation, a blank check company formed for the purpose of a merger with one or more business, and Data I/O Corporation, a systems manufacturer for integrated circuits (as Chairman). Mr. Howe is not running for reelection at Data I/O Corporation and he will be leaving the board on May 18, 2021. Mr. Howe previously served on the board of directors for magicJack, VocalTec, Ltd., a cloud communications company, CafePress, an online retailer of user-customized products, Urban Communications, a provider of fiber optic services, Qualstar Corporation, a data storage products manufacturer, Determine. Inc., a provider of life cycle management solutions software, and Widepoint Corporation, a provider of technology products and services.

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

Kenny Young has served as a member of our board of directors since October 2017. Since July 2018, Mr. Young has served as President of B. Riley Financial, Inc. Since October 2017, Mr. Young has also served as Chief Executive Officer of Babcock & Wilcox Enterprises Inc., a provider of energy and environmental technologies and services. Since October 2016, Mr. Young has served as Chief Executive Officer of B. Riley Principal Investments, a wholly owned subsidiary of B. Riley Financial, Inc. In addition, since November 2018, Mr. Young has served as Chief Executive Officer of magicJack VocalTec Ltd., a cloud communications company. Since 2016, Mr. Young has served as Chief Executive Officer of United Online, Inc., an internet, and communications services provider. Each of magicJack VocalTec Ltd. and United Online, Inc. is a wholly owned subsidiary of B. Riley Financial, Inc. From 2008 to 2016, Mr. Young served in numerous leadership roles at Lightbridge Communications Corporation, a telecommunications services company, including as President and Chief Executive Officer of Lightbridge Communications Corporation International and President of Americas and Chief Operating Officer of Lightbridge Communications Corporation. Mr. Young currently serves on the board of directors of Orion Energy Systems, a LED lighting and intelligent controls company. Mr. Young previously served on the boards of directors of FRG Inc. (formerly Liberty Tax Inc.), a provider of tax services, Bebe Stores, Inc., a women’s apparel retailer, Imagine Communications Corporation, a media services company, Global Star, Inc., a satellite communications company, B. Riley Financial Inc., a full service investment bank, Standard Diversified Inc., a holding company for various industrial businesses, and Proxim Wireless Corporation, a broadband wireless networking company. Mr. Young received a M.B.A. in Business from Southern Illinois University, Edwardsville, and a B.S. in Computer Science and Mathematics from Graceland University.

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2020, consisting of the two individuals who served as executive officers at year-end and one former executive officer for whom disclosure would have been provided but for the fact that such individual was not serving as an executive officer as of December 31, 2020, are: Thomas W. Wilkinson, our Chief Executive Officer, Robert Tirva, our Chief Financial Officer, and Charles Becher, our former Chief Sales and Marketing Officer.

Summary Compensation Table

The following table sets forth information regarding compensation earned during the years ended December 31, 2020 and December 31, 2019 by our named executive officers, or NEOs.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Thomas W. Wilkinson	2020	$400,000		$160,000	$475,050	$—	$—	$8,650	(2)	$1,043,700
Chief Executive Officer	2019	$66,667	(3)	$—	$—	$246,100	$—	$—		$312,767
Robert Tirva	2020	$300,000		$90,000	$531,252	$—	$—	$—		$921,252
Chief Financial Officer	2019	$93,269	(4)	$—	$190,970	$188,756	$—	$—		$472,995
Charles Becher	2020	$14,583		$—	$—	$—	$—	$175,000	(5)	$189,583
Former Chief Sales and Marketing Officer	2019	$350,000		$—	$251,620	$231,931	$78,970	$—		$912,521

(1)

This column reflects the full grant date fair value for options or stock awards granted during the year ended December 31, 2020 as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The assumptions we used in valuing options are described in Note 8 to our consolidated financial statements. The grant date fair value of stock awards were based on the closing price per share of our common stock on the applicable grant date. These amounts do not necessarily correspond to the actual value that may be recognized from the stock options and stock awards by the NEOs.

(2)	Represents $15,000 for World Presidents Organization activities to which Mr. Wilkinson was entitled pursuant to his employment agreement.
(3)	Mr. Wilkinson’s salary in 2019 was incorrectly reported in the Amendment No. 1 to the Form 10-K and proxy statement as $93,269.
(4)	Mr. Tirva’s salary in 2019 was incorrectly reported in the Amendment No. 1 to the Form 10-K and proxy statement as $66,667.
(5)	Represents $175,000 of severance benefits to which Mr. Becher was entitled pursuant to his separation agreement.

Outstanding Equity Awards at December 31, 2020

The following tables provide information about outstanding equity awards held by each of our named executive officers at December 31, 2020. Awards for the named executive officers were granted under our 2019 Equity Incentive Plan.

Option Awards

Name	Grant Date	Exercisable		Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration Date
Tom W. Wilkinson	12/2/2019	58,333	(1)	141,667	$2.48	12/1/2029
Robert Tirva	11/1/2019	52,812	(2)	116,188	$2.26	10/31/2029
Charles Becher	—	—	—	—	—	—

(1)

25% of the shares of common stock underlying the option, or 50,000 shares, vested in October 2020, the first anniversary of the vesting commencement date, and the remainder will vest in 36 equal monthly installments thereafter, subject to Mr. Wilkinson’s continuous service through the relevant vesting dates. During the 13 months following a change in control, if we terminate Mr. Wilkinson’s employment without cause or if Mr. Wilkinson resigns for good reason, vesting of this option will accelerate in full.

(2)

25% of the shares of common stock underlying the option, or 42,250 shares, vested in September 2020, the first anniversary of the vesting commencement date, and the remainder will vest in 36 equal monthly installments thereafter, subject to Mr. Tirva’s continuous service through the relevant vesting dates. During the 13 months following a change in control, if we terminate Mr. Tirva’s employment without cause or if Mr. Tirva’s resigns for good reason, vesting of this option will accelerate in full.

Stock Awards

Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Tom W. Wilkinson	6/9/2020	325,000	(2)	$235,300
	9/29/2020	200,000	(2)	$144,800
Robert Tirva	11/1/2019	63,375	(1)	$45,884
	6/9/2020	458,000	(2)	$331,592
	9/29/2020	100,000	(2)	$72,400
Charles Becher	—	—	—	—

(1)

25% of the shares, or 21,125 shares, vested in September 2020, the first anniversary of the vesting commencement date, and the remainder will vest in 3 equal annual installments thereafter, subject to Mr. Tirva’s continuous service through the relevant vesting dates. During the 13 months following a change in control, if we terminate Mr. Tirva’s employment without cause or if Mr. Tirva’s resigns for good reason, vesting of this award will accelerate in full.

(2)

25% of the shares will vest annually beginning in June 2021, the first anniversary of the vesting commencement date, subject to continuous service through the relevant vesting dates. During the 13 months following a change in control, if we terminate employment without cause or individual resigns for good reason, vesting of these awards will accelerate in full.

(3)	Based on closing price of common stock ($0.7240) as reported on the Nasdaq Global Market on December 31, 2020.

Agreements with Our Named Executive Officers

Set forth below are descriptions of our employment agreements with our named executive officers. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers that were providing services to the Company as of December 31, 2020, see “—Potential Payments upon Termination or Change in Control.”

Mr. Wilkinson. In October 2019, we entered into an employment agreement with Mr. Wilkinson. Under the terms of the employment agreement, Mr. Wilkinson will receive an annual base salary of $400,000. Further, he is eligible, beginning in the fiscal year 2020, for an annual bonus of 100% of his base salary based on performance against targets to be determined by the Board at the beginning of each year. In the Wilkinson employment agreement, the Company agreed to establish a transaction bonus plan (as further described below), which will be funded by 10% of the consideration payable to company stockholders in the event of a change in control after deducting transaction expenses, of which Mr. Wilkinson shall have a 50% interest. In addition, Mr. Wilkinson is entitled to receive up to $15,000 each year for his participation in World Presidents Organization activities and a monthly stipend of $2,000 indefinitely for office space in Austin, Texas. Mr. Wilkinson is eligible to participate in the employee benefit plans generally available to our employees, as well as in discretionary bonuses (if any) approved by the Board from time to time.

Mr. Tirva. In September 2019, we entered into an employment agreement with Mr. Tirva, which was amended in December 2019. Under the terms of the employment agreement, Mr. Tirva is entitled to an annual base salary of $300,000 and is eligible to receive an annual bonus of 50% of his base salary based on performance against targets to be determined by the Board at the beginning of each year.

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

Potential Payments upon Termination or Change in Control

Each of our named executive officers that were providing services to the Company as of December 31, 2020 is eligible to receive certain benefits pursuant to his employment agreement with us, as described below. “Cause,” “good reason,” “enterprise value,” “financial investors” and “change in control” are defined in the applicable employment agreements with each of our named executive officers.

Mr. Wilkinson. Upon Mr. Wilkinson’s termination without cause, or due to his death, permanent disability or for good reason, in either case at any time prior to a change in control or more than 13 months after a change in control, Mr. Wilkinson will receive 12 months of continued base salary and reimbursement for COBRA health insurance premiums for up to 12 months following the date of termination. If Mr. Wilkinson’s employment is terminated without cause, or his employment is terminated for good reason, in either case at any time within 13 months after a change in control, Mr. Wilkinson will receive 18 months of continued base salary, reimbursement for COBRA health insurance premiums for a period of up to 18 months, 150% of his target bonus for the year of termination (assuming full achievement, but no over-achievement, of performance targets under the bonus plan), and accelerated vesting of any then-outstanding options or stock awards. Such payments and benefits are conditioned upon Mr. Wilkinson continuing to comply with certain restrictive covenants applicable to him and upon execution, delivery, and non-revocation of a general release of claims. In addition, any amount payable upon a termination of employment under his employment agreement will be paid only if the termination constitutes a separation from service under Section 409A of the Code.

Mr. Tirva. In the event Mr. Tirva’s employment is terminated without cause, or his employment is terminated due to death, permanent disability or for good reason, in either case at any time prior to a change in control or more than 13 months after a change in control, Mr. Tirva will receive 9 months of continued base salary and reimbursement for COBRA health insurance premiums for a period of up to 9 months following the date of termination. In the event Mr. Tirva’s employment is terminated without cause or he resigns for good reason within 13 months after our change in control, Mr. Tirva will receive 12 months of continued base salary, reimbursement for COBRA health insurance premiums for a period of up to 12 months following the date of termination and immediate vesting of any then-outstanding options and stock awards. In the event that Mr. Tirva’s employment is terminated by us for any reason other than for cause, his employment terminates due to his death or permanent disability, or he resigns for good reason, he will be entitled to a pro rata portion of his target bonus for the year of termination (assuming full achievement, but no over-achievement, of performance targets under the bonus plan). Such payments and benefits are conditioned upon Mr. Tirva continuing to comply with certain restrictive covenants applicable to him and upon execution of an effective general release of claims. In addition, any amount payable upon a termination of employment under the employment agreement will be paid only if the termination constitutes a separation from service under Section 409A of the Code.

Mr. Becher. In January 2020, Mr. Becher ceased serving as our chief sales and marketing officer. Pursuant to the terms of the separation agreement with Mr. Becher, he was entitled to 6 months of continued base salary. Such payments and benefits were conditioned upon Mr. Becher continuing to comply with certain restrictive covenants applicable to him and his execution of an effective general release of claims.

Transaction Bonus Plan

In December 2019, our board of directors approved a transaction bonus plan that is intended to incentivize Company employees who are in a position to significantly impact the value received by the Company’s stockholders in a change of control transaction. Pursuant to the plan, upon consummation of a change of control transaction, 10% of the consideration payable to Company stockholders, after deducting transaction expenses, will be distributed to plan participants, including Mr. Wilkinson and Mr. Tirva. The plan has a three-year term and may be extended by the administrator. Subject to the terms of the plan, participants must be continuously providing services to the Company through the date of the closing of a change in control transaction to be eligible to receive a bonus thereunder, and payment is contingent upon delivery and non-revocation of a general release of claims. Our board of directors has allocated a 50% interest in the plan to Mr. Wilkinson and a 10% interest in the plan to Mr. Tirva.

Executive Bonus Plan

Given the uncertainties of the global pandemic that existed during most of 2020, our board of directors did not approve bonus plan metrics or targets for 2020. Instead, the board of directors met at the end of the year and considered the Company’s performance during the year. The board determined that Messrs. Wilkinson and Tirva would be paid bonuses of $160,000 and $90,000, respectively, based on the Company’s performance and their respective contributions during 2020.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2020.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during 2020.

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

Each of our named executive officers currently holds equity awards under our 2019 Equity Incentive Plan that were granted subject to the general terms thereof and the applicable forms of award agreement thereunder. The specific vesting terms of each named executive officer’s equity awards are described above under “Outstanding Equity Awards as of December 31, 2020.”

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

401(k) Plan

We maintain a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax, or after-tax, basis, up to the statutorily prescribed annual limits on contributions under the Code. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. The

401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan. We currently provide a matching contribution under the 401(k) plan.

Director Compensation

The following table sets forth information regarding compensation earned during the year ended December 31, 2020 by our non-employee directors who served as directors during such year. Mr. Wilkinson, our current Chief Executive Officer, served on our board of directors but did not receive compensation for his service as a director and the compensation paid to Mr. Wilkinson for his service as an employee during the year ended December 31, 2020, is set forth in the “Summary Compensation Table” above.

Name	Fees earned or Paid in Cash ($)		Stock awards (1) ($)	Option awards (1) ($)	Total($)
Alan Howe	50,000		103,376	0	153,376
John Kneuer	62,250		103,376	0	165,626
Sue Swenson	53,000		103,376	0	156,376
Kenny Young	0	(2)	0	0	0
Maurice Hochschild	52,750	(3)	103,376	0	156,126
Jeffrey Johnson	39,000	(4)	175,196	0	214,196

(1)

This column reflects the full grant date fair value for options or stock awards granted during the year ended December 31, 2020 as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The assumptions we used in valuing options are described in Note 8 to our consolidated financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the stock awards by the non-employee directors. The grant date fair value of stock awards were based on the closing price per share of our common stock on the applicable grant date.

Each non-employee director was awarded 104,000 restricted stock units on June 9, 2020 having a grant date fair value of $103,376. Mr. Johnson’s restricted stock units awarded on June 9, 2020 were forfeited in connection with his resignation from the board of directors effective September 27, 2020. Mr. Johnson was awarded 114,000 restricted stock units, having a grant date fair value of $71,820, on December 14, 2020 pursuant to an Advisory Agreement entered into between the Company and Mr. Johnson after his service on the board of directors ended and pursuant to which Mr. Johnson agreed to provide certain consulting and advisory services to us over a one-year term beginning December 10, 2020.

As of December 31, 2020, each non-director employee held the following number of restricted stock units: (i) Mr. Howe (114,000); (ii) Mr. Kneuer (114,000); (iii) Ms. Swenson (114,000); and Mr. Johnson (114,000). Messrs. Young, and Hochschild did not hold any restricted stock units at the end of fiscal 2020. As of December 31, 2020, each non-director employee held the following number stock options: (i) Mr. Howe (46,261); (ii) Mr. Kneuer (43,928); and (iii) Ms. Swenson (43,928). Messrs. Young, Hochschild and Johnson did not hold any stock options at the end of fiscal 2020.

(2)

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

(3)	Mr. Hochschild resigned from the board of directors effective September 27, 2020.
(4)	Mr. Johnson resigned from the board of directors effective September 27, 2020.

Non-Employee Director Compensation Policy

We maintain a non-employee director compensation policy pursuant to which our non-employee directors are eligible to receive compensation for service on our board of directors and committees of our board of directors. Our board of directors or Compensation Committee may amend the non-employee director compensation policy from time to time.

Equity Compensation

Each new non-employee director who joins our board of directors is granted an initial award of restricted stock units under our 2019 Equity Incentive Plan having an aggregate grant date fair value of $165,000 which vest annually over three years from the grant date, subject to continued service as a director through the applicable vesting date.

Each of our non-employee directors continuing to serve on the board of directors also receives an annual equity award. As noted above, for 2020 these awards were granted on June 9, 2020 and had a grant date fair value of $103,376. On the date of each annual meeting of our stockholders beginning in 2021, if an annual meeting is held, each non-employee director who will continue as a non-employee director following such meeting will be granted an award of restricted stock units under our 2019 Equity Incentive Plan having an aggregate grant date fair value of $120,000. Each of these annual awards vest in full on the earlier of the first anniversary of the grant date or immediately prior to the next annual meeting of stockholders, subject to continued service as a director through the vesting date.

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

Each restricted stock unit award granted under the policy will fully vest upon a change of control or the non-employee director’s death or disability.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 31, 2021 (except where otherwise indicated) regarding the beneficial ownership of our common stock by:

•	each person, or group of affiliated persons, who is known by us to own beneficially five percent or more of the outstanding shares of our common stock;

•	each of our current directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

The number of shares owned and percentage ownership in the following table is based on 66,317,949 shares of common stock outstanding on March 31, 2021. Except as otherwise indicated below, the address of each officer and director listed below is c/o 6838 Bee Cave Road, Building 1, Suite 279, Austin TX 78746.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of common stock issuable pursuant to the exercise of stock options, restricted stock units and warrants that are either immediately exercisable or exercisable within 60 days of March 31, 2021. These shares are deemed to be outstanding and beneficially owned by the person holding those options and warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name and Address of Beneficial Owner	Total	Percent
5% Stockholders:
Entities Affiliated with B. Riley Financial, Inc. (1)	10,439,577	15.74%
180 Degree Capital Group (2)	9,395,229	14.17%
Directors and Named Executive Officers:
Thomas W. Wilkinson (3)	294,166	*
Robert Tirva (4)	183,296	*
Charles Becher(5)	2,274	*
John Kneuer (6)	14,147	*
Alan Howe (7)	25,374	*
Susan G. Swenson (8)	10,000	*
Kenny Young (9)	10,439,577	15.74%

*	Represents less than 1% of the outstanding shares of our common stock.

(1)

Based solely on, and in reliance upon, and without independent investigation of, information provided by B. Riley Financial, Inc., B. Riley Capital Management, LLC, BRC Partners Management GP, LLC, BRC Partners Opportunity Fund, L.P., B. Riley Principal Investments, LLC, B. Riley FBR, Inc., Kenneth Young and Bryant R. Riley in a Schedule 13D filed with the SEC on March 16, 2021. Entities affiliated B. Riley Financial, Inc. have beneficial ownership of (i) 1,139,085 shares of common stock held of record by B. Riley Financial, Inc., (ii) 3,560,167 shares of common stock held of record by B. Riley Principal Investments, LLC, and (iii) 5,740,325 shares held of record by BRC Partners Opportunity Fund. L.P. B. Riley Financial, Inc., B. Riley Principal Investments, LLC and BRC Partners Opportunity Fund, L.P. are collectively referred to as the B. Riley Entities. BRC Partners Management GP, LLC is the general partner of BRC Partners Opportunity Fund, LP. B. Riley Capital Management, LLC, is the parent company of BRC Partners Management GP, LLC. B. Riley Capital Management, LLC is the sole member of BRC Partners Management GP, LLC and a wholly-owned subsidiary of B. Riley Financial, Inc. Bryant Riley, as Chief Executive Officer of B. Riley Capital Management, LLC and Chairman and Co-Chief Executive Officer of B. Riley Financial, Inc., has voting and dispositive power over the shares held by the B. Riley Entities. The address for B. Riley Financial, Inc. is 21255 Burbank Blvd. Suite 400 Woodland Hills, CA 91367, and the address for BRC Partners Opportunity Fund, LP is 11100 Santa Monica Blvd. Suite 800 Los Angeles, CA 90025.

(2)

Based solely on, and in reliance upon, and without independent investigation of, information provided by 180 Degree Capital Group in a Schedule 13G/A filed with the SEC on March 1, 2021. 180 Degree Capital Corp. (“180”) disclaims beneficial ownership of 9,395,229 of these shares that are beneficially owned by a separately managed account (“SMA”). 180 has shared dispositive and voting power over these shares through its position as Investment Manager of the SMA. 180 disclaims beneficial ownership of the shares owned by the SMA except for its pecuniary interest therein. The address of 180 Degree Capital Group is 7 N. Willow Street, Suite 4B, Montclair, New Jersey 07042. The Schedule 13G filed by the reporting person provides information only as of March 1, 2021, and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed since March 1, 2021.

(3)	Consists of 215,000 shares held directly by Thomas Wilkinson and 79,166 shares issuable upon the exercise of outstanding options held by Thomas Wilkinson exercisable within 60 days of March 31, 2021.
(4)	Consists of 112,880 shares held directly by Robert Tirva and 70,416 shares issuable upon the exercise of outstanding options held by Robert Tirva exercisable within 60 days of March 31, 2021.
(5)	Consists of 2,274 shares held directly by Charles Becher.
(6)	Consists of 9,147 shares held directly by John Kneuer, and 5,000 shares subject to RSUs held by John Kneuer exercisable within 60 days of March 31, 2021.
(7)

Consists of 18,333, shares held directly by Alan Howe, which includes 5,000 shares subject to RSUs and 2,041 shares issuable upon the exercise of outstanding options held by Alan Howe exercisable within 60 days of March 31, 2021.

(8)	Consists of 5,000 shares held directly by Susan Swenson, and 5,000 shares subject to RSUs held by Susan Swenson exercisable within 60 days of March 31, 2021.
(9)

Mr. Young does not own shares in his individual capacity. He is the Chief Executive Officer of B. Riley Principal Investments, LLC and President of B. Riley Financial, Inc. Mr. Young does not have either sole voting or investment control over the B. Riley Entities’ shares and he disclaims beneficial ownership of the B. Riley Entities’ shares.

Equity Compensation Plan Information

The following table provides certain information with respect to all of Sonim’s equity compensation plans in effect as of December 31, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,135,315	(1)	$3.64	(2)	3,202,152	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	4,135,315		$3.64		3,202,152

(1)

The aggregate number consists of the following: 507,156 shares subject to options to purchase common stock issued pursuant to our 2012 Equity Incentive Plan as of December 31, 2020, 936,784 shares subject to options to purchase common stock issued pursuant to our 2019 Equity Incentive Plan as of December 31, 2020, and 2,691,375 shares issuable upon vesting of outstanding restricted stock units issued pursuant to our 2019 Equity Incentive Plan as of December 31, 2020.

(2)	This weighted average exercise price does not reflect shares that will be issued upon the vesting of outstanding restricted stock units.
(3)

Includes 2,921,714 shares authorized for future issuance under our 2019 Equity Incentive Plan and 280,438 shares authorized for future issuance under our 2019 Employee Stock Purchase Plan as of December 31, 2020. There are 268,401 shares subject to purchase under our 2019 Employee Stock Purchase Plan during the current purchase period. Under 2019 Employee Stock Purchase Plan, the number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 500,000 shares, unless the board of directors or compensation committee determines prior to such date that there will be a lesser increase, or no increase. Effective January 1, 2021, 500,000 additional shares were added to the 2019 Employee Stock Purchase Plan. Under the 2019 Equity Incentive Plan, the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expire, or are otherwise not issued are available for issuance. Additionally, the number of shares of common stock reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the board of directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase. Effective January 1, 2021, 3,315,543 additional shares were added to the 2019 Equity Incentive Plan. Subject to certain express limits of the 2019 Equity Incentive Plan, shares available for award purposes under the 2019 Equity Incentive Plan generally may be used for any type of award authorized under that plan, including options, stock appreciation rights, restricted stock, restricted stock units, performance-based stock or cash awards or other similar rights to purchase or acquire shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2020 to which we have been a participant and in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2020 and 2019, and (ii) any of our directors, executive officers or holders of more than 5% of our share capital, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in the sections titled “Executive Compensation” and “Management—Non-Employee Director Compensation.”

B. Riley Loan Agreement

In October 2017, we entered into a subordinated term loan and security agreement, or the Loan Agreement, with B. Riley Principal Investments, LLC pursuant to which we borrowed $10.0 million in principal secured subordinated indebtedness pursuant to the B. Riley Convertible Note. In March 2018, we amended the Loan Agreement to increase the available aggregate principal borrowings to $12.0 million and borrowed an additional $2.0 million in principal secured subordinated indebtedness pursuant to the B. Riley Convertible Note, as amended. In July 2019, we prepaid $3.25 million in principal and interest under the B. Riley Convertible Note.

On June 1, 2020, we entered into a Note Amendment and Debt Cancellation Agreement with B. Riley Principal Investments, LLC, or the Note Amendment, which provided that, contingent upon the closing of the underwritten public offering pursuant to a registration statement Form S-1 (File No. 333-238869), that certain principal amount, accrued interest and other amounts outstanding under the B. Riley Convertible Note would convert into shares of common stock to be issued to B. Riley Principal Investments, LLC or its affiliates at the public offering price of shares of our common stock in the offering.

Pursuant to the Note Amendment, as amended to date, $6,170,125.51 of principal amount, accrued interest and other amounts outstanding under the B. Riley Convertible Note converted into an aggregate of 8,226,834 shares of the Company’s common stock issued to the selling stockholders, or the “Conversion Shares”. Also on June 11, 2020, we entered into a registration rights agreement with the selling stockholders pursuant to which we agreed to file a registration statement covering the resale by the selling stockholders of the Conversion Shares and to use our best efforts to cause such registration statement to become effective upon the time frames set forth in the registration rights agreement. We filed a registration statement on Form S-1 covering the resale of the Conversion Shares on July 2, 2020 (File No. 333-239664), which was declared effective by the SEC on July 13, 2020.

Limitation of Liability and Indemnification of Officers and Directors

The Company provides indemnification for its directors and officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Under the Company’s Bylaws, the Company is required to indemnify its directors and officers to the extent not prohibited under Delaware or other applicable law. The Company has also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that the Company will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.

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

Director Independence

As required under the Nasdaq Capital Market, or Nasdaq listing standards, and our Corporate Governance Guidelines, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees be independent within the meaning of applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Consistent with these considerations, our Board undertook a review of the independence of each director and considered whether any director has a material relationship that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board has affirmatively determined in April 2020 that the following directors are independent directors within the meaning of the applicable Nasdaq listing standards: Ms. Swenson and Messrs. Howe and Kneuer. In April 2020, the Board determined that Mr. Young, by virtue of his employment with B. Riley Principal Investments, LLC and the Company’s then-current liability to B. Riley Principal Investments, LLC pursuant to the B. Riley Convertible Note, as described in more detail above, was not an independent director within the meaning of the applicable Nasdaq listing standard. However, following the repayment, conversion and cancellation of the B. Riley Convertible Note, the Board made a subsequent determination that Mr. Young is an independent director within the meaning of the applicable Nasdaq listing standards. In making these determinations, our Board considered certain relationships and transactions that occurred in the ordinary course of business between the Company and entities which some of our directors are or have been affiliated. The Board determined that such transactions would not impair the particular director’s independence or interfere with the exercise of independent judgment in carrying out director responsibilities. The Board determined that Mr. Wilkinson, by virtue of his employment with the Company as Chief Executive Officer, is not an independent director within the meaning of the applicable Nasdaq listing standard.

Item 14. Principal Accountant Fees and Services.

Moss Adams, who performed our audit services for fiscal year 2020, including an examination of the consolidated financial statements and services related to filings with the SEC, has served as our independent registered public accounting firm since 2013.The audit report of Moss Adams on the consolidated financial statements of the company and subsidiaries as of December 31, 2020 expresses an unqualified opinion and includes explanatory paragraphs relating to a going concern emphasis and a change in the method of accounting for revenue.

The following table presents fees for professional audit services rendered by Moss Adams for the audit of our annual financial statements for 2020 and 2019, and fees billed for other services rendered by Moss Adams during 2020 and 2019.

Type of Fees	Fees for Fiscal 2020	Fees for Fiscal 2019
Audit Fees (1)	$734,425	$651,881
Audit-Related Fees (2)	—	—
Tax Fees (3)	72,991	132,022
All Other Fees (4)	—	—

Total Fees	$807,416	$783,903

(1)

Audit Fees consist of fees for: professional services rendered for the audit of our consolidated financial statements included in our annual report, the review of our interim consolidated financial statements included in our quarterly reports and services in connection with our Registration Statement on Form S-1 and Form S-3 related to our public offering.

(2)	There were no Audit-Related Fees in 2020 and 2019.
(3)	Tax Fees consist of fees for tax compliance and tax advice.
(4)	There were no All Other Fees in 2020 and 2019.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:

See Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020, which was originally filed with the SEC on March 18, 2021.

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.4	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.24	May 17, 2019

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

4.2	Amended and Restated Investor Rights Agreement, by and between the Registrant and the investors listed on Exhibit A thereto, dated November 21, 2012, as amended.	S-1	333-230887	4.2	April 15, 2019

4.3	Securities Purchase Agreement, by and between the Registrant and the purchasers listed on Exhibit A thereto, dated November 2, 2018	S-1	333-230887	4.3	April 15, 2019

4.4	Description of the Registrant’s Securities	10-K	001-38907	4.4	March 27, 2020

10.1	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019

10.2	2019 Equity Incentive Plan (as amended)	8-K	001-38907	10.1	October 1, 2020

10.3	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019

10.4	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-230887	10.4	April 15, 2019

10.7	Employment Agreement, by and between the Registrant and Charles Becher, dated February 7, 2019.	S-1	333-230887	10.7	April 15, 2019

10.8	Office Lease Agreement, by and between the Registrant and BCSP Crossroads Property LLC, dated May 25, 2006, as amended.	S-1	333-230887	10.8	April 15, 2019

10.9	English language summary of Shenzhen Warehouse Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated February 14, 2016, as amended	S-1/A	333-230887	10.9	April 29, 2019

10.10	English language summary of Shenzhen Plant Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated April 10, 2016, as amended.	S-1/A	333-230887	10.10	April 29, 2019

10.11	Amended and Restated Global Patent License Agreement, by and between Telefonaktiebolaget LM Ericsson (Publ) and the Registrant, effective as of January 1, 2017.	S-1	333-230887	10.11	April 15, 2019

10.12	Patent License Agreement, by and between Nokia Corporation and the Registrant, effective as of September 23, 2008, as amended.	S-1/A	333-230887	10.12	April 29, 2019

10.13	English language summary of Shenzhen Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated August 28, 2018.	S-1/A	333-230887	10.13	April 29, 2019

10.14	English language summary of Shenzhen Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated January 15, 2019.	S-1/A	333-230887	10.14	April 29, 2019

10.15	Separation Agreement by and between the Registrant and James Walker dated September 9, 2019.	10-Q	001-38907	10.1	November 12, 2019

10.16	Employment Agreement by and between the Registrant and Robert Tirva, dated September 9, 2019.	10-Q	001-38907	10.2	November 12, 2019

10.17	Transition and Separation Agreement by and between the Registrant and Robert Plaschke, dated October 29, 2019.	10-K	001-38907	10.17	March 27, 2020

10.18	Employment Agreement by and between the Registrant and Thomas Wilkinson, dated October 29, 2019.	10-K	001-38907	10.18	March 27, 2020

10.19	Transaction Bonus Plan.	10-K	001-38907	10.19	March 27, 2020

10.20	Subordinated Term Loan and Security Agreement between B. Riley Principal Investments, LLC and the Registrant dated October 23, 2017.	10-K	001-38907	10.20	March 27, 2020

10.21	First Amendment to the Subordinated Term Loan and Security Agreement between B. Riley Principal Investments, LLC and the Registrant dated March 30, 2018.	10-K	001-38907	10.21	March 27, 2020

10.22	Amended and Restated Subordinated Secured Convertible Promissory Note dated April 9, 2018	10-K	001-38907	10.22	March 27, 2020

10.23	Amendment to the Employment Agreement by and between Registrant and Robert Tirva dated December 18, 2019	10-K/A	001-38907	10.23	April 29, 2020

10.24	Registration Rights Agreement between Sonim Technologies, Inc. and B. Riley Principal Investments, LLC and BRC Partners Opportunity Fund, L.P. dated June 11, 2020.	8-K	001-38907	10.1	June 17, 2020

10.25	Frame Purchase Agreement dated December 18, 2020 by and among Sonim Technologies, Inc. and Dongguan Unicair Communication Technology Co. Ltd.	8-K	001-38907	10.1	December 18, 2020

10.26	Asset Purchase & Employee Transfer Agreement dated December 22, 2020 by and among Sonim Technologies (India) Private Limited and Coforge Ltd.	8-K	001-38907	10.1	December 29, 2020

10.27	ODM Services Agreement dated February 26, 2021 by and among Sonim Technologies, Inc. and FIH (Hong Kong) Limited	8-K	001-38907	10.1	March 4, 2021

10.28	Office Lease Agreement, by and between the Registrant and Overlook at Rob, Roy, LLC, dated 10/1/2020	10-K	001-38907	10.28	March 18,2021

21.1	Subsidiaries of the Registrant.	10-K	001-38907	21.1	March 27, 2020

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-38907	23.1	March 18, 2021

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	10-K	001-38907	Signature Page	March 18, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	31.1	March 18, 2021

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	31.2	March 18, 2021

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	32.1	March 18, 2021

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	32.1	March 18, 2021

101.INS	XBRL Instance Document				***

101.SCH	XBRL Taxonomy Extension Schema Document				***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	***

*	Filed herewith.
**	Compensatory plan or management contract
***	Previously Filed
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

Sonim Technologies, Inc.

Date: April 6, 2021	By:	/s/ Robert Tirva
Robert Tirva
Chief Financial Officer