Form 10-Q
period 2021-03-31
SONIM TECHNOLOGIES INC
filed 2021-05-11
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 66,317,949 shares of common stock, $0.001 par value per share, outstanding.

i

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 and DECEMBER 31, 2020 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$13,912	$22,141
Accounts receivable, net	5,834	4,605
Inventory	10,556	11,344
Prepaid expenses and other current assets	5,961	7,481
Total current assets	36,263	45,571
Property and equipment, net	749	843
Other assets	3,734	3,898
Total assets	$40,746	$50,312
Liabilities and stockholders’ equity
Current portion of long-term debt	$177	$177
Accounts payable	11,194	8,856
Accrued expenses	8,540	11,436
Deferred revenue	—	5
Total current liabilities	19,911	20,474
Income tax payable	1,256	1,243
Long-term debt, less current portion	148	185
Total liabilities	21,315	21,902
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 66,317,949 and 66,310,867 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	66	66
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	—	—
Additional paid-in capital	224,823	224,522
Accumulated deficit	(205,458)	(196,178)
Total stockholders’ equity	19,431	28,410
Total liabilities and stockholders’ equity	$40,746	$50,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021 and 2020 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2021	2020
Net revenues	$12,240	$12,706
Cost of revenues	9,777	10,541
Gross profit	2,463	2,165
Operating expenses:
Research and development	4,664	3,936
Sales and marketing	2,181	3,131
General and administrative	2,262	2,563
Legal expenses	2,406	509
Restructuring costs	—	1,087
Total operating expenses	11,513	11,226
Loss from operations	(9,050)	(9,061)
Interest expense	—	(319)
Other expense, net	(169)	(401)
Loss before income taxes	(9,219)	(9,781)
Income tax expense	(61)	(183)
Net loss	$(9,280)	$(9,964)
Net loss per share, basic and diluted	$(0.14)	$(0.48)
Weighted–average shares used in computing net loss per share, basic and diluted	66,316,797	20,613,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2020	20,437,235	$20	$191,751	$(166,246)	$25,525
Issuance of common stock upon exercise of stock options	240,125	1	209	—	210
Employee and nonemployee stock-based compensation	—	—	223	—	223
Net loss	—	—	—	(9,964)	(9,964)
Balance at March 31, 2020	20,677,360	$21	$192,183	$(176,210)	$15,994

Balance at January 1, 2021	66,310,867	$66	$224,522	$(196,178)	$28,410
Issuance of common stock upon exercise of stock options	7,082	—	5	—	5
Employee and nonemployee stock-based compensation	—	—	296	—	296
Net loss	—	—	—	(9,280)	(9,280)
Balance at March 31, 2021	66,317,949	$66	$224,823	$(205,458)	$19,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021 and 2020 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,280)	$(9,964)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	554	887
Stock-based compensation	296	223
Inventory write-downs	—	407
Non-cash interest expense	—	255
Accretion of debt discount	—	30
Loss on disposal of asset	18	—
Deferred income taxes	(3)	53
Changes in operating assets and liabilities:
Accounts receivable	(1,229)	5,083
Inventory	779	2,989
Prepaid expenses and other current assets	1,496	1,367
Other assets	(278)	32
Accounts payable	2,338	(1,746)
Accrued expenses	(2,896)	1,354
Deferred revenue	(5)	15
Income tax payable	13	90
Net cash provided by (used in) operating activities	(8,197)	1,075
Cash flows from investing activities:
Purchase of property and equipment	—	(184)
Net cash used in investing activities	—	(184)
Cash flows from financing activities:
Repayment on long-term debt	(37)	(37)
Proceeds from exercise of stock options	5	210
Net cash provided by (used in) financing activities	(32)	173
Net increase (decrease) in cash and cash equivalents	(8,229)	1,064
Cash and cash equivalents at beginning of period	22,141	11,298
Cash and cash equivalents at end of period	$13,912	$12,362
Supplemental disclosure of cash flow information:
Cash paid for interest	$37	$37
Cash paid for income taxes	31	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

NOTE 1 —The Company and its significant accounting policies

Description of Business —Sonim Technologies, Inc. (“Sonim”, “we”, “our”, or the “Company”) was incorporated in the state of Delaware on August 5, 1999 and is headquartered in Austin, Texas. The Company is a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobility solutions to several of the largest wireless carriers in the United States— including AT&T, T-Mobile and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. Our phones and accessories connect workers with voice, data and workflow applications in two end markets: industrial enterprise and public sector. In 2020, we announced that we would be entering the ruggedized barcode scanner business and we began shipping our first devices in March 2021.  Our barcode scanner devices, as well as our ruggedized phones and accessories, are sold through distributors in North America, South America and Europe.

The Company is closely monitoring the continuing impact of the COVID-19 global outbreak and its resulting impact on its manufacturing operations and supply chain, with its top priority being the health and safety of our employees, customers, partners, and communities.

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

Liquidity and Going Concern – The Company’s condensed consolidated financial statements account for the continuation of its business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal source of liquidity as of March 31, 2021, consists of existing cash and cash equivalents totaling approximately $13,912. During the three months ended March 31, 2021, our net loss was $9,280 It is likely that we will continue to experience operating losses into the future because we have not yet generated sufficient revenue levels to ensure profitability, and as a result substantial doubt exists as to our ability to continue as a going concern for a period of twelve months from the date our unaudited condensed consolidated financials are filed with Securities and Exchange Commission (the “SEC”). We are actively pursuing expanding our business and increasing our revenue opportunities while effectively managing business operations and exploring further cost saving opportunities. We may not be successful in these efforts. The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company plans to explore raising additional capital from the sale of equity securities or the incurrence of indebtedness to allow it to invest in growth opportunities. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Additionally, if the Company issues additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. Further, the Company may be limited as to the amount of funds it can raise pursuant to SEC rules and the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”).

The Company has also retained B. Riley as our investment bank to explore capital market financing ideas as well as strategic alternatives, including both buy and sell side opportunities.  The Company’s management team and board of directors expects to work closely with the bankers to chart a path forward.  However, there can be no assurance that the Company will be able improve its financial position and liquidity or raise additional capital. The Company’s strategic plans are not yet finalized and are subject to numerous uncertainties including conditions in the credit and capital markets. In addition, global financial crises and economic downturns, including those caused by widespread public health crises such as the COVID-19 pandemic, may cause extreme volatility and disruptions in capital and credit markets, and may impact the Company’s ability to raise additional capital when needed on acceptable terms, if at all. If the Company cannot grow its revenue run-rate or raise needed funds, it might be forced to make

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

additional reductions in its operating expenses, which could adversely affect its ability to implement its business plan and ultimately its viability as a Company.

Financial Statement Presentation—The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited consolidated financial statements for the year ended December 31, 2020. Results of operations for interim periods are not necessarily indicative of annual results of operations. The unaudited condensed consolidated balance sheet at December 31, 2020, is extracted from the audited annual consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements.

Principles of Consolidation — The accompanying condensed consolidated financial statements include the accounts of Sonim Technologies. Inc. and its wholly owned foreign subsidiaries, Sonim Technologies India Private Limited, Sonim Technologies (Shenzhen) Limited, Sonim Technologies (Hong Kong) Limited, and Sonim Communications India Private Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

Estimates —The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, but are not limited to, estimates related to revenue recognition; valuation assumptions regarding the determination the useful lives of our long-lived assets; product warranties; loss contingencies; and the recognition and measurement of income tax assets and liabilities, including uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Notwithstanding the foregoing, the worldwide spread of the COVID-19 pandemic has resulted in a global slowdown of economic activity, which is likely to decrease demand for a broad variety of goods and services, including from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Significant accounting policies — Other than the adoption of new accounting standards in New Accounting Pronouncements described in the note below, there have been no significant changes in the accounting policies from those disclosed in the audited consolidated financial statements for the year ended December 31, 2020.

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

Pronouncements adopted in 2021:

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740 in order to reduce cost and complexity of its application.  The ASU removes the exception related to the incremental approach for intra-period tax allocation as well as two exceptions related to account for outside basis differences of equity method investments and foreign subsidiaries. This guidance is effective for fiscal years beginning after December 31, 2021 with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have an impact on the Company’s condensed financial statements.

Pronouncements not yet adopted:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a liability associated with obligations to make payments under the terms of the arrangement in addition to a right-of-use asset representing the lessee’s right to use, or to control the use of the given asset assumed under the lease. The standard will be effective for nonpublic business entities for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating this new standard and the impact it will have on its condensed consolidated financial statements, information technology systems, process, and internal controls.

NOTE 2 —Revenue recognition

The Company recognizes revenue primarily from the sale of products, including its mobile phones, barcode scanners and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The Company also recognizes revenue from other contracts that may include a combination of products and Non-recurring Engineering (NRE) services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three months ended March 31, 2021 and 2020, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific products. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

Net revenue for an individual contract is recognized at the related transaction price, which is the amount the Company expects to be entitled to in exchange for transferring the goods and/or services. The transaction price for product sales is calculated as the product selling price, net of variable consideration which may include estimates for marketing development funds, sales incentives, and price protection and stock rotation rights. The Company generally does not offer a right of return to its customers. Typically, variable consideration does not need to be constrained as estimates are based on specific contract terms. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur. The transaction price for a contract with multiple performance obligations is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices for products are determined based on the prices charged to customers, which are directly observable. Standalone selling price of the professional services are mostly based on time and materials. We determine our estimates of variable consideration based on historical collection experience with similar payor classes, aged accounts receivable by payor class, terms of payment agreements, correspondence from payors related to revenue audits or reviews, our historical settlement activity of

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

audited and reviewed claims and current economic conditions using the portfolio approach. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods.

Revenue is then recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware is recognized at the time control of the product transfers to the customer. Revenue attributable to professional services is recognized as the Company performs the professional services to the customer.

Disaggregation of revenue

The following table presents our net revenue disaggregated by product category:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Smartphones	$4,369	$6,218
Feature Phones	6,559	5,901
Scanners	1,055	—
Accessories/Other	257	587
Total Revenue	$12,240	$12,706

Shipping and handling costs

The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

Contract costs

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred when the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing expenses.

The non-recurring costs associated with design and development of new products for technical approval, represent costs to fulfill a contract pursuant to ASC 340-40 Other Assets and Deferred Costs. Accordingly, the Company capitalizes these non-recurring engineering costs and amortizes such costs over the estimated period of time over which they are expected to be recovered, which is typically 4 years, the estimated life of a particular model phone.

As of December 31, 2020, the total costs to fulfill a contract which were deferred and capitalized upon adoption of ASC 606 totaled $2,889 and were recorded in Other Assets. The total capitalized costs to fulfill a contract is primarily associated with Company’s introduction of the XP8 model phone. As of March 31, 2021, the total costs to fulfill a contract included in other assets were $2,480.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. As of March 31, 2021, the Company did not have a contract receivable balance. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the consolidated balance sheets. As of January 1, 2021, and March 31, 2021, the contract liabilities were $5 and zero, respectively.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The following table is a rollforward of contract balances as of March 31, 2021:

Contractual
Liability
Balance at, January 1, 2021	$5
Recognition of revenue	(5)
Addition to deferred revenue	—
Balance at, March 31, 2021	$—

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at March 31, 2021 and 2020, and December 31, 2020.

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

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$6,908	$—	$—	$6,908

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$17,905	$—	$—	$17,905

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

NOTE 4 —Inventory

Inventory consisted of approximately the following:

	March 31, 2021	December 31, 2020
Finished goods	$7,007	$7,792
Raw materials	2,666	2,590
Accessories	883	962
	$10,556	$11,344

NOTE 5 —Warranty Liability

The table below sets forth the activity in the warranty liability, which is included in accrued expenses on the condensed consolidated balance sheets, for the three months ended March 31, 2021 and 2020:

Balance, January 1, 2021	$1,530
Additions	441
Cost of warranty claims	(439)
Balance, March 31, 2021	$1,532

Balance, January 1, 2020	$1,154
Additions	178
Cost of warranty claims	(217)
Balance, March 31, 2020	$1,115

NOTE 6 —Borrowings

Senior Credit Agreement

In prior years, the Company maintained a loan and security agreement with East West Bank. No borrowings were made under this facility in 2020, and the facility was terminated in June 2020.

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

As of March 31, 2021, and December 31, 2020, there were no outstanding principal and interest payments due under the B. Riley Loan Agreement, as amended.

Promissory Notes Payable—In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements are paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $325 and $362, at March 31, 2021 and December 31, 2020, respectively.

NOTE 7 —Warrants

During the three months ended March 31, 2021 and 2020, there was no activity related to the Company’s outstanding warrants. The following table discloses warrants issued and outstanding as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Exercise	Number of warrant	Year of	Exercise	Number of warrant	Year of
Issuance date	price	shares	expiration	price	shares	expiration
Common
November 2012	$6.03	7	2028	$6.03	7	2028
November 2012	$14.50	22	2028	$14.50	22	2028
Total warrants		29			29

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 8 —Stock-based Compensation

As of March 31, 2021, the Company had the 2012 Equity Incentive Plan (the “2012 Equity Plan”) and 2019 Equity Incentive Plan (the “2019 Equity Plan”) and the 2019 Employee Stock Purchase Plan in place.

As of March 31, 2021, the number of shares available to be issued under the 2019 Equity Plan was 6,259,229. As of March 31, 2021, the number of shares available to be issued under the 2019 Employee Stock Purchase Plan was 780,438.

The 2019 Equity Plan provides for the grant of incentive and non-statutory stock options (“Options”), stock appreciation rights (“SAR”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) to employees, nonemployee directors, and consultants of the Company. Option awards granted under the 2019 Equity Plan generally become exercisable ratably over a two-year or four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Board of Directors, certain awards may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other awards are exercisable only to the extent vested. At March 31, 2021 and December 31, 2020, there were no shares that had been early exercised that were subject to the Company’s repurchase right at that date. The exercise price or strike price for Options and SARs granted under the 2019 Equity Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive stock options granted under the 2019 Equity Plan to ten percent or greater stockholders must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and are not exercisable after five years from the date of grant.

The Company’s board of directors adopted, and its stockholders approved, the 2019 Employee Stock Purchase Plan and the 2019 Equity Plan in March 2019 and April 2019, respectively, each of which became effective in connection with the IPO.  There are 1,041,379 shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan as of March 31, 2021. Additionally, the number of shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 500,000 shares, unless the Board of Directors or the compensation committee of the Board of Directors determines prior to such date that there will be a lesser increase, or no increase. The increase under the 2019 Employee Stock Purchase Plan for 2021 was 500,000 shares.

As of March 31, 2021, 9,222,443 shares of common stock are reserved for future issuance under the 2019 Equity Plan, plus the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Equity Plan that are forfeited, terminated, expire or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2019 Equity Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the Board of Directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase. The increase under the 2019 Equity Plan for 2021 was 3,315,543 shares.

On November 15, 2020, 128,015 shares of common stock were issued under the 2019 Employee Stock Purchase Plan.

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 is as follows:

	March 31, 2021	March 31, 2020
Research and development	$50	$60
Sales and marketing	56	57
General and administrative	174	96
Cost of revenues	16	10
	$296	$223

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Stock Options:

Stock option activity for the three months ended March 31, 2021 is as follows:

			Weighted average
		Weighted average	remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value
Outstanding at January 1, 2021	1,443,940	$3.64	7.82	$24
Options granted	—	$—
Options exercised	(7,082)	$0.75
Options forfeited	(4,180)	$9.70
Options expired	(17,792)	$2.62
Outstanding at March 31, 2021	1,414,886	$3.65	7.66	$37

Vested and expected to vest at March 31, 2021	1,414,886	$3.65	7.66	$37
Exercisable at March 31, 2021	710,832	$4.18	6.68	$37

As of March 31, 2021, there was approximately $2,983 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately three years.

Restricted Stock Units:

The following table summarized the outstanding RSUs as of March 31, 2021:

RSUs
Outstanding at January 1, 2021	2,691,375
Granted	—
Released	—
Forfeited	—
Outstanding at March 31, 2021	2,691,375

Exercisable March 31, 2021	—

As of March 31, 2021, unvested restricted stock units totaled 2,691,375 shares. There were no RSU’s issued for the three months ended March 31, 2021 and 2020.

NOTE 9 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three months ended March 31, 2021 and 2020, the Company recorded provisions for income taxes of $61, and $183, respectively.

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

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changes existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. Beginning in 2018, the Company became subject to the global intangible low-taxed income (GILTI) provisions of the Tax Act on the income of the Company’s foreign subsidiaries.  The Company’s foreign subsidiaries were profitable during the three months ended March 31, 2021 and forecast profits for all of 2021.  The GILTI subjects the income of the foreign subsidiaries to U.S. taxation.  The Company’s accounting policy related to the GILTI is to treat GILTI related book/tax differences as period costs and to use the incremental cash tax savings approach in evaluating the Company’s U.S. net operating loss valuation allowance assessment.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions.  In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.  These assessments can require considerable estimates and judgments.  As of March 31, 2021, the gross amount of unrecognized tax benefits was approximately $1.2 million.  If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required.  If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.  The Company does not expect to have any significant changes to its uncertain tax positions during the next twelve months.

Sonim Technologies (Shenzhen) Limited was notified of a tax inquiry by the Shenzhen Tax Bureau Bao’an Branch of the State Administration of Taxation on June 18, 2020 for both the 2017 and 2019 tax years.  The Company has met with the Shenzhen Tax Bureau Bao’an Branch of the State Administration of Taxation and cooperated with the audit.  The Company previously recorded an uncertain tax position long-term tax lability plus interest for a potential claim by Shenzhen Bao’an Branch of the State Administration of Taxation and, as such, will not record an adjustment to the uncertain tax position liability related to this inquiry as of September 30, 2020. The Company resolved the tax inquiry in October 2020 and paid an additional $95. The Company reclassified $95 of a non-current tax liability to a current tax liability as of September 30, 2020. The Company has concluded there is a remote possibility that any further reassessment will occur for the applicable years and as such there was an effective settlement for the years 2013 to 2019 and was recognized a net tax benefit in the fourth quarter of 2020 of $1,981.

NOTE 10 —Commitments and Contingencies

Royalty payments—The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire in 2021 and 2023. Royalty expense for the three months ended March 31, 2021 and 2020 was $362 and $351, respectively.

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

On February 1, 2021, the same plaintiffs’ lawyers in the Kusiak action filed a new derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former directors and officers, captioned Gupta v. Plaschke, et al., Case No. 1:21-cv-130-MN (“Gupta”). The allegations in the Gupta complaint are generally similar to those in the Kusiak action. The defendants filed a motion to dismiss the Gupta derivative action based on plaintiff’s failure to make a litigation demand on Sonim’s directors. Given the early stages of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or determine its potential impact, if any, on the Company.

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

On December 11, 2019, the Board of Directors approved the Sonim Technologies Inc. Transaction Bonus Plan (the “Plan”) that is intended to incentivize Company employees who are in a position to significantly impact the value received by the Company’s stockholders in a change of control transaction. Pursuant to the Plan, upon consummation of a change of control transaction, 10% of the consideration payable to Company stockholders, after deducting transaction expenses, will be distributed to Plan participants, including the Company’s named executive officers. The Plan has a three-year term and may be extended by the administrator of the Plan. Subject to the terms of the Plan, participants must be continuously providing services to the Company through the date of the closing of a change in control transaction to be eligible to receive a bonus thereunder, and payment is contingent upon delivery and non-revocation of a general release of claims. In connection with the adoption of the Plan, the Board of Directors allocated a 50% interest in the Plan to Tom Wilkinson, the Company’s Chief Executive Officer, and a 10% interest in the Plan to Robert Tirva, the Company’s Chief Financial Officer, and 40% to 9 other key employees and consultants.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 11 —Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended:

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss	$(9,280)	$(9,964)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	66,316,797	20,613,849
Net loss per share, basic and diluted	$(0.14)	$(0.48)

The dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the three months ended, are presented are as follows:

	Three Months Ended
	March 31,
	2021	2020
Shares subject to options to purchase common stock	1,414,886	2,127,840
Unvested restricted stock units	2,691,375	226,500
Shares subject to warrants to purchase common stock	29	956
Shares subject to term debt optional conversion into common stock	—	780,058
Total	4,106,290	3,135,354

NOTE 12 —Entity Level Information

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

The following table summarizes the revenue by region based on ship-to destinations for the three months ended:

	Three Months Ended
	March 31,
	2021	2020
United States of America	$8,627	$8,218
Canada and Latin America	3,343	4,079
Europe and Middle East	261	348
Asia Pacific	9	61
Total revenues	$12,240	$12,706

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Long-lived assets located in the United States and Asia Pacific region were $2,572 and $710 and $3,040 and $782 as of March 31, 2021 and December 31, 2020, respectively.

The composition of revenues for the three months ended:

	Three Months Ended
	March 31,
	2021	2020
Product Sales	$12,238	$12,695
Services	2	11
Total revenues	$12,240	$12,706

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits at, March 31, 2021 and December 31, 2020. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $65 at each of March 31, 2021 and December 31, 2020, respectively.

Receivables from three customers approximated 22%, 15% and 10% of total accounts receivable at March 31, 2021 and receivables from one customer approximated 23% of total accounts receivable at, December 31, 2020.

Revenue from customers with concentration greater than 10% in the months ended March 31, 2021 and 2020 accounted for approximately the following percentage of total revenues:

	Months Ended March 31,
	2021	2020
Customer A	34%	25%
Customer B	13%	17%
Customer C	*	17%
Customer D	11%	12%
Customer E	22%	15%
Total	80%	86%

*	Customer revenue did not exceed 10% in the respective period.

NOTE 13 —Restructuring Costs

At the beginning of 2021, we outsourced substantially all of our software development to a third-party and transferred 105 employees to support the work to be performed. In connection with outsourcing our software development, the Company entered into an agreement of future business volume over the next three years in the amount of $7.1 million, of which the Company has committed to that a minimum value of $3.1 million shall be assured in the first year of business. The Company has paid $1.0 million during the first three -months ended March 31, 2021.

Additionally, in the beginning of 2021, we outsourced our manufacturing work to a supply chain partner and expect to ultimately transfer or eliminate 22 employees as part of this solution.

During 2020, the Company continued to reduce headcount to better align our expenses with our revenue profile. The Company executed a reduction in force of approximately 10% of its U.S. employees in February 2020 and has also reduced headcount in certain international locations in India and Shenzhen. The Company has also relocated its headquarters from San Mateo, California to Austin, Texas, a lower cost location.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The table below sets forth the activity in the Company’s restructuring costs, which is included in accrued expenses on the condensed consolidated balance sheet, as of March 31, 2020:

Balance, January 1, 2020	$511
Additions: expensed costs	1,204
Expenses paid out	(321)
Balance, March 31, 2020	$1,394

Total restructuring costs of approximately $1.2 million were broken out between operating expenses of $1.1 million and cost of revenues of $0.1 million for the three months ended March 31, 2020.

The Company paid insignificant bonuses and cash settlement of options for the India employees for the three months ended March 31, 2021.

NOTE 14—Covid-19 Uncertainty

The Company is closely monitoring the continuing impact of the COVID-19 global outbreak and its resulting impact on our manufacturing operations and supply chain, with its top priority being the health and safety of its employees, customers, partners, and communities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020. Certain statements in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding our business strategies, growth prospects, operating and financial performance, plans, estimates and projections. These statements are based on management’s current expectations and beliefs and on information currently available to us. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including but not limited to:

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

•	We have identified one material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements; and

•	We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our common stock may become delisted.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. You should review the “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Company Overview

We are a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobile phones and accessories to three of the four largest wireless carriers in the United States—AT&T, T-Mobile and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. Our phones and accessories connect workers with voice, data, and workflow applications in two end-markets: industrial enterprise and public sector. In 2020, we announced that we would be entering the ruggedized barcode scanner business and we began shipping our first devices in March 2021.  Our barcode scanner devices, as well as our ruggedized phones and accessories, are sold through distributors in North America, South America and Europe.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2020 that have had a material impact on our condensed consolidated financial statements and related notes.

Restructuring

At the beginning of 2021, we outsourced substantially all of our software development to a third-party and transferred 105 employees to support the work to be performed.  In connection with outsourcing our software development, the Company entered into an agreement of future business volume over the next three years in the amount of $7.1 million, of which the Company has committed to that a minimum value of $3.1 million shall be assured in the first year of business. The Company has paid $1.0 million during the first the first three months ended March 31, 2021.

Additionally, in the beginning of 2021, we outsourced our manufacturing work to a supply chain partner and expect to ultimately transfer or eliminate 22 employees as part of this solution. Our worldwide employee count at March 31, 2021, was 102.

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

Recent Developments

Rugged Handheld Devices

Beginning in the three months ended March 31, 2021, we entered the rugged handheld and tablet market with our new SmartScanner products. The Sonim RS80, an Android-based tablet that is certified as Android Enterprise Recommended by Google, became available in February and all available inventory had been shipped by the end of the first quarter. Additionally, we expect the Sonim RS60, an Android-based handheld computer and LTE device that is certified as Android Enterprise Recommended by Google, to become available for shipment at the end of May.

Next Generation Ruggedized Mobile Phones

During the three months ended March 31, 2021, we prioritized spending on research and development of our new products, including our next generation feature phones, which we anticipate launching in the third quarter of 2021. These devices will utilize new processors for increased performance and provide expanded network support for additional and new carriers in the United States as well as in Europe. They will also include new features and support usability requirements based on feedback from our current customers. In the three months ended March 31, 2021, we saw strong demand for these products, including an aggregate of $10.0 million in purchase orders for our next generation rugged feature phones from a new major U.S. carrier partner. Although we currently anticipate filling these purchase orders, such purchase orders are not binding and could be terminated at any time.

Nasdaq Minimum Bid Price Delinquency

On April 28, 2021, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”).

We intend to actively monitor the closing bid price of our common stock and are evaluating available options to regain compliance with the Minimum Bid Requirement, including by effecting a reverse stock split. There can be no assurance that we will be able to regain compliance with the Minimum Bid Requirement or that we will otherwise remain in compliance with the other listing standards for the Nasdaq Stock Market. See the risk factor entitled, “We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock.” in this Quarterly Report on Form 10-Q for more information.

Results of Operations

The following tables present key components of our results of operations for the three months ended March 31, 2021, compared to results for the same period in 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	Increase (Decrease)%
Net revenues	$12,240	$12,706	$(466)	(4%)
Cost of revenues	9,777	10,541	(764)	(7%)
Gross profit	2,463	2,165	298	14%
Operating expenses	11,513	11,226	287	3%
Loss from operations	(9,050)	(9,061)	11	0%
Interest and other expense, net	(169)	(720)	551	(77%)
Loss before income taxes	(9,219)	(9,781)	562	(6%)
Income tax expense	(61)	(183)	122	(67%)
Net loss	$(9,280)	$(9,964)	$684	(7%)

Net Revenues

For the three months ended March 31, 2021, net revenues were $12.2 million, as compared to net revenues of $12.7 million for the three months ended March 31, 2020, a decrease of $0.5 million, or 4%. Approximately 98% of net revenues for the first quarter of 2021 was attributable to North America, Canada, and Latin America compared to approximately 97% in the same period in 2020. Our top five customers accounted for 84% of net revenues in the first quarter, compared to approximately 86% for the same period in 2020. The decline in revenue for the three months ended March 31, 2021, was primarily driven by a drop in number of units sales of handsets by 7,646 partially due to the aging of the existing product set, offset by the unit sales in scanners of 1,445.

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

Gross Profit

Gross profit for the three months ended March 31, 2021, was $2.5 million, as compared to $2.2 million for the for the three months ended March 31, 2020, an increase of $0.3 million or 14%. The increase in gross profit and gross margin included the addition of higher gross margin scanner sales this quarter, and recovery from the inefficiencies in the first quarter of 2020 caused by factory and supply chain shut-down due to the global pandemic. Offsetting this benefit, to a certain extent, was that unit costs were negatively impacted by rising component prices for our legacy products as they approach end of life.

Operating Expenses and Net Operating Loss

Net loss for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 decreased by $0.7 million, driven primarily by a decrease in interest and other income and expenses of $0.6 million, partially offset by the decrease in taxes of $0.1 million.

Operating expenses are summarized as follows:

	Three Months Ended March 31,
	2021	2020	Change	% Change
(in thousands)	(in thousands, except %)
Research and development expense	$4,664	$3,936	$728	18%
Sales and marketing expense	2,181	3,131	(950)	(30%	)
General and administrative expense	2,262	2,563	(301)	(12%	)
Legal expense	2,406	509	1,897	373%
Restructuring costs	—	1,087	(1,087)	(100%	)
Total Operating Expenses	$11,513	$11,226	$287	3%

Research and Development.

Research and development expenses for the three months ended March 31, 2021 were $4.7 million, as compared to $4.0 million for the three months ended March 31, 2020, an increase of $0.7 million, or 18%. These expenses increased primarily due to a $1.8 million increase in product development costs related to the XP3 Plus and RS80 Scanners, and a $0.2 million increase in consultant fees partially offset by a decrease in employee headcount related expenses of $1.2 million.

Sales and Marketing.

Sales and marketing expenses for the three months ended March 31, 2021, were $2.2 million, as compared to $3.1 million for the three months ended March 31, 2020, a decrease of $1.0 million, or 30%. These expenses decreased primarily due to $0.8 million decrease in employee headcount related costs, and a decrease in travel related expenses of $0.2 million.

General and Administrative.

General and administrative expenses for the three months ended March 31, 2021, were $2.3 million, as compared to $2.6 million for the three months ended March 31, 2020, a decrease of $0.3 million, or 12%. This decrease was primarily due to a decrease of $0.1 million in in other office related expenses, $0.1 million in consultant expenses, and $0.1 million in employee headcount related expenses.

Legal expenses.

Legal expenses for the three months ended March 31, 2021 were $2.4 million, as compared to $0.5 million for the three months ended March 31, 2020, an increase of $1.9 million, or 373%. These increase in expenses were primarily the result of the continuing SEC investigation.

Restructuring Costs.

In September 2019, our Board of Directors approved, and our management commenced and completed, a restructuring plan to reduce operating costs and better align our workforce with the needs of our business. During the three months ended March 31, 2021, we did not record any costs related to restructuring. During the three months ended March 31, 2020, $1.1 million was recorded in restructuring costs. Our total worldwide employee count as of March 31, 2021 was 102.

Interest and Other Expense, net

We recorded $0.2 million in foreign exchange loss for the three months ended March 31, 2021, compared to $0.4 million in foreign exchange loss and $0.3 million in net interest expense for the three months ended March 31, 2020. The decrease in interest expense is a result of the payoff of the outstanding indebtedness to BRPI in June 2020.

Income Tax Expense

We recognized income tax expense of $0.1 million for the three months ended March 31, 2021 as compared to income tax expense of $0.2 million for the three months ended March 31, 2020.

Liquidity and Capital Resources (dollars in thousands other than per share amounts)

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of March 31, 2021, we did not have any convertible loans or any other borrowing structures in place.

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $13.9 million, which includes the impact of approximately $25.0 million in net proceeds from our June 2020 public offering. During the three months ended March 31, 2021, our net loss was $9.3 million, and it is likely that we will continue to experience operating losses into the future because we have not yet generated sufficient revenue levels needed to ensure profitability.  Our cash balance during the quarter ended March 31, 2021 decreased by $8.2 million primarily due to our loss from operations. Although we remain subject to the risks and uncertainties associated with the development and release of new products, among others, we believe our operations have been streamlined to enable us to conduct business more effectively and efficiently despite near term economic uncertainty. However, our liquidity has been negatively impacted by a decline in the sales of our legacy products while our next generation products are still under development. In addition, legal expenses related to our ongoing SEC investigation have been significantly higher than expected and may continue to impact our results in the foreseeable future. As a result, substantial doubt exists regarding our ability to continue as a going concern.

We plan to explore raising additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. Further, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq.

We have also retained B. Riley as our investment bank to explore capital market financing ideas as well as strategic alternatives including both buy and sell side opportunities.  Our management team and board will be working to chart a path that is in the best interest of the shareholders. However, there can be no assurance that we will be able improve our financial position and liquidity or raise additional capital. Our strategic plans are not yet finalized and are subject to numerous uncertainties including conditions in the credit and capital markets.

If we cannot grow our revenue run-rate or raise needed funds, we might be forced to make additional reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company. In any such event, we may be required to seek protection under the bankruptcy laws or may be forced to reduce, significantly restructure or discontinue our operations entirely, any of which would have a material adverse effect on our business, financial position, results of operations, or cash flows, would cause our stock price to decline and would also result in reputational harm.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Summary of Cash Flows

Cash and cash equivalents as of March 31, 2021 was $13.9 million, or $8.2 million lower than net cash of $22.1 million on December 31, 2020. The decrease was driven primarily by legal expenses and research and development.

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$(8,197)	$1,075
Net cash used in investing activities	—	(184)
Net cash provided by (used in) financing activities	(32)	173
Net increase (decrease) in cash and cash equivalents	(8,229)	1,064

Cash flows from operating activities

For the three months ended March 31, 2021, cash used in operating activities was $8.2 million, primarily attributable to net loss of $9.3 million, partially offset by a net change in our net operating assets and liabilities of $0.2 million, and non-cash charges of $0.9 million. Non-cash charges primarily consisted of $0.6 million in depreciation and amortization and, $0.3 million in stock-based compensation expense. The change in our net operating assets and liabilities was primarily due to a $1.5 million decrease in prepaid expenses, and a $0.8 million decrease in inventory, partially offset by an increase of $1.2 million in accounts receivable, and a $0.6 million net decrease in accounts payable and accrued expenses, and a $0.3 million increase in other assets.

For the three months ended March 31, 2020, cash provided in operating activities was $1.1 million, primarily attributable to net loss of $9.9 million, partially offset by a net change in our net operating assets and liabilities of $9.2 million, and non-cash charges of $1.8 million. Non-cash charges primarily consisted of $0.9 million in depreciation and amortization, $0.4 million in inventory write-downs, $0.3 million in non-cash interest expense and $0.2 million in stock compensation expense. The change in our net operating assets and liabilities was primarily due to a $5.1 million decrease in accounts receivables, a $2.9 million decrease in inventory, and a $1.4 million decrease in prepaid expenses and other current assets, partially offset by a $0.3 million net decrease in accounts payable and accrued expenses.

Cash flows from investing activities

For the three months ended March 31, 2021, there was no cash used in investing activities.

For the three months ended March 31, 2020, cash used in investing activities was $0.2 million attributable to purchases of property and equipment.

Cash flows from financing activities

For the three months ended March 31, 2021, cash used by financing activities was $0.03 million, as a result of the repayment of outstanding debt obligation $0.03 million to a supplier.

For the three months ended March 31, 2020, cash provided by financing activities was primarily derived from the proceeds of the exercise of stock options of $0.2 million, partially offset by the net repayment on debt of $0.03 million.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had not entered into any off-balance sheet arrangements and did not have any holdings in variable interest entities.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2020 that have had a material impact on our condensed consolidated financial statements and related notes.

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

On February 1, 2021, the same plaintiffs’ lawyers in the Kusiak action filed a new derivative action in the United States District Court for the District of Delaware against Sonim and certain of its current and former directors and officers, caption Gupta v. Plaschke, et al., Case No. 1:21-cv-130-MN (“Gupta”). The allegations in the Gupta complaint are generally similar to those in the Kusiak action. The defendants filed a motion to dismiss the Gupta derivative action based on plaintiff’s failure to make a litigation demand on Sonim’s directors. Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or determine its potential impact, if any, on the Company.

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

Item 1A. Risk Factors.

With the exception of the following, there are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020:

We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock.

The listing standards of the Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum closing bid price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. On April 29, 2021, we received a deficiency letter from the Listing

Qualifications Department (the “Staff”) of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until October 25, 2021, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, including by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that we will not be eligible for the additional compliance period and our common stock will be subject to delisting. We would then be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing. We are considering our available options to regain compliance, including whether to effect a reverse stock split. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other Nasdaq listing requirements. If we do not regain compliance with the Nasdaq continuing listing requirements, our common stock will be delisted from the Nasdaq Capital Market and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

Our unaudited condensed consolidated financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2021 were prepared on the assumption that we would continue as a going concern. Our unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2021 did not include any adjustments that might result from the outcome of this uncertainty. As a result of our ongoing net losses, there is a substantial doubt about our ability to continue as a going concern over the next twelve months. The reaction of investors to our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

Additionally, if our projected operating results fail to improve, our liquidity could be further adversely impacted, and we may need to seek additional sources of funding. We are actively pursuing expanding our business and increasing our revenue opportunities while effectively managing business operations and exploring further cost saving opportunities. We may not be successful in these efforts, in which case, we may seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to invest in growth opportunities. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. We may also be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq.

Our liquidity has been adversely impacted by our ongoing net losses, including as a result of declines in the sales of our legacy products while our next generation products are still under development and our ongoing SEC investigation, and there is no assurance that we will have sufficient liquidity to continue operations.

We have incurred significant net losses since 2013 and have an accumulated deficit of $205.5 million as of March 31, 2021. In the first quarter of 2021, our liquidity has been further negatively impacted by a decline in the sales of our legacy products while our next generation products are still under development. In addition, legal expenses related to our ongoing SEC investigation during the first quarter of 2021 were significantly higher than expected and may continue to impact our results in the foreseeable future. As a result, we will need to obtain additional financing to fund our operations. We cannot provide any assurance that we will be able to secure sufficient liquidity to fund our operations, including through additional capital from the sale of equity securities or financings, or that we will be able achieve profitability through the roll-out of our next-generation products or the cost efficiencies implemented in 2020. If we are unable to generate or obtain the requisite amount of financing needed to fund our business operations, our liquidity and ability to continue operations could be materially adversely affected. As a result, we may be required to delay, reduce or cease our operations may be required to seek bankruptcy protection.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.2	May 17, 2019

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

10.1	ODM Services Agreement, dated February 26, 2021, by and among Sonim Technologies, Inc. and FIH (Hong Kong) Limited	8-K	001-38907	10.1	March 4, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Company Name

Date: May 11, 2021	By:	/s/ Tom Wilkinson
Tom Wilkinson
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2021	By:	/s/ Robert Tirva
Robert Tirva
Chief Financial Officer (Principal Financial Officer)