Form 10-K/A
period 2020-12-31
SONIM TECHNOLOGIES INC
filed 2021-06-16
CIK 1178697

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

Registrant’s telephone number, including area code: (650) 863-8610

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

At June 14, 2021, 66,953,307 shares of Common Stock, par value $0.001, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2021, as amended by our Amendment No. 1 to Form 10-K, filed with the SEC on April 6, 2021 (as amended, the “Original Filing”). The sole purpose of this Amendment No. 2 is to amend and restate Part II, Item 9A of the Original Filing in its entirety.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Cover Page and Part II, Item 9A of the Original Filing is hereby amended and restated in its entirety. This Amendment No. 2 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing. In addition, this Amendment No. 2 does not reflect events that may have occurred subsequent to the March 18, 2021.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 2 also amends Part III, Item 15 of the Original Filing to include new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. Because no financial statements have been included in this Amendment No. 2, paragraph 3 of such certifications has been omitted. Similarly, because no financial statements have been included in this Amendment No. 2, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

PART II

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting described below in Management’s Report on Internal Control Over Financial Reporting as well as our failure to include management’s report on internal controls in the Original Filing as described below, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K.

In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures must be designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. However, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met.

In response to the conclusion set forth above, management intends to implement the remedial measures described below in Management’s Report on Internal Control Over Financial Reporting, as well as the following additional remedial measures:

•

Evaluate and improve our disclosure committee process, procedures and meetings, including specific requirements to consider our internal control over financial reporting and the impact of the remedial measures described below; and

•	Retain outside counsel to specifically evaluate our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal accounting and financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations in a system of internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake or fraud. Additionally, controls can be circumvented by individuals or groups of persons or by an unauthorized override of controls. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations in our control system, misstatements in our public reports due to error or fraud may occur and not be detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As disclosed in the Original Filing, with respect to the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting related to the design and implementation of our IT general controls including elevated (administrator) access to financial reporting systems and subsystems. Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

Subsequent to the preparation and filing of the Original Filing, on June 3, 2021, we became aware of an error in our interpretation of the transition period set forth in Instruction 1 to Item 308 of Regulation S-K under the Exchange Act, relating to the requirement in Item 308(a) of Regulation S-K to provide a report of management on our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Original Filing contained a statement that the Original Filing did not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. However, we subsequently determined that the relevant transition period was no longer applicable to our Annual Report on Form 10-K for the year ended December 31, 2020. Accordingly, we were subject to the requirements of Item 308(a) of Regulation S-K for the fiscal year ended December 31, 2020. As a result of the error, management did not perform the assessment of internal control over financial reporting under a suitable, recognized control framework as required by Item 308 for the year ended December 31, 2020. Promptly upon learning of the error, management, with the assistance of an independent consulting firm specializing in financial accounting advisory, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, our management, with the participation of our principal executive officer and principal financial officer, has concluded that, as of December 31, 2020, our internal control over financial reporting was not effective based on those criteria.

In response to the material weakness described above, we retained an independent consulting firm specializing in financial accounting advisory, including internal control over financial reporting, to update our documentation of internal controls and related processes in light of the recent restructuring and outsourcing of many of our key functions.

Management also intends to implement the following remedial measures on a going-forward basis to implement effective internal control over financial reporting:

•	Continue to work with the independent consulting firm described above to test our existing controls and suggest further enhancements;

•	Hire additional qualified accounting and information technology personnel;

•

Regularly review progress on the development, enhancement and testing of internal controls with the audit committee of the board of directors, including specific presentations to the audit committee in such progress.

Attestation Report of Registered Public Accounting Firm. This annual report does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established for “emerging growth companies” under the Jumpstart Our Business Startups (JOBS) Act.

Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2020, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:

See Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020, which was originally filed with the SEC on March 18, 2021.

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.4	Amended and Restated Bylaws of the Registrant.	S-1	001-38907	3.4	April 15, 2019

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

4.2	Amended and Restated Investor Rights Agreement, by and between the Registrant and the investors listed on Exhibit A thereto, dated November 21, 2012, as amended.	S-1	333-230887	4.2	April 15, 2019

4.3	Securities Purchase Agreement, by and between the Registrant and the purchasers listed on Exhibit A thereto, dated November 2, 2018	S-1	333-230887	4.3	April 15, 2019

4.4	Description of the Registrant’s Securities	10-K	001-38907	4.4	March 27, 2020

10.1	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019

10.2	2019 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-230887	10.2	April 29, 2019

10.3	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019

10.4	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-230887	10.4	April 15, 2019

10.7	Employment Agreement, by and between the Registrant and Charles Becher, dated February 7, 2019.	S-1	333-230887	10.7	April 15, 2019

10.8	Office Lease Agreement, by and between the Registrant and BCSP Crossroads Property LLC, dated May 25, 2006, as amended.	S-1	333-230887	10.8	April 15, 2019

10.9	English language summary of Shenzhen Warehouse Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated February 14, 2016, as amended	S-1/A	333-230887	10.9	April 29, 2019

10.10	English language summary of Shenzhen Plant Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated April 10, 2016, as amended.	S-1/A	333-230887	10.10	April 29, 2019

10.11	+	Amended and Restated Global Patent License Agreement, by and between Telefonaktiebolaget LM Ericsson (Publ) and the Registrant, effective as of January 1, 2017.	S-1	333-230887	10.11	April 15, 2019

10.12		Patent License Agreement, by and between Nokia Corporation and the Registrant, effective as of September 23, 2008, as amended.	S-1/A	333-230887	10.12	April 29, 2019

10.13		English language summary of Shenzhen Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated August 28, 2018.	S-1/A	333-230887	10.13	April 29, 2019

10.14		English language summary of Shenzhen Lease Agreement, by and between Sonim Technologies (Shenzhen) Ltd. and Shenzhen Gaoxinqi Industrial Park Management Co., Ltd., dated January 15, 2019.	S-1/A	333-230887	10.14	April 29, 2019

10.15		Separation Agreement by and between the Registrant and James Walker dated September 9, 2019.	10-Q	001-38907	10.1	November 12, 2019

10.16		Employment Agreement by and between the Registrant and Robert Tirva, dated September 9, 2019.	10-Q	001-38907	10.2	November 12, 2019

10.17		Transition and Separation Agreement by and between the Registrant and Robert Plaschke, dated October 29, 2019.	10-K	001-38907	10.17	March 27, 2020

10.18		Employment Agreement by and between the Registrant and Thomas Wilkinson, dated October 29, 2019.	10-K	001-38907	10.18	March 27, 2020

10.19		Transaction Bonus Plan.	10-K	001-38907	10.19	March 27, 2020

10.20		Subordinated Term Loan and Security Agreement between B. Riley Principal Investments, LLC and the Registrant dated October 23, 2017.	10-K	001-38907	10.20	March 27, 2020

10.21		First Amendment to the Subordinated Term Loan and Security Agreement between B. Riley Principal Investments, LLC and the Registrant dated March 30, 2018.	10-K	001-38907	10.21	March 27, 2020

10.22		Amended and Restated Subordinated Secured Convertible Promissory Note dated April 9, 2018.	10-K	001-38907	10.22	March 27, 2020

10.23		Amendment to Employment Agreement by and between the Registrant and Robert Tirva, dated December 18, 2019.*	10-K	001-38907	10.23	March 18, 2021

21.1		Subsidiaries of the Registrant.	10-K	001-38907	21.1	March 18, 2021

23.1		Consent of Independent Registered Public Accounting Firm.	10-K	001-38907	23.1	March 18, 2021

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).	10-K	001-38907	Signature Page	March 18, 2021

31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	31.1	March 18, 2021

31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	31.2	March 18, 2021

31.3		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K/A	001-38907	31.3	April 6, 2021

31.4		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K/A	001-38907	31.4	April 6, 2021

31.5	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.6	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	32.1	March 18, 2021

32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	32.2	March 18, 2021

101.INS		XBRL Instance Document				***

101.SCH		XBRL Taxonomy Extension Schema Document				***

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				***

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				***

101.LAB		XBRL Taxonomy Extension Label Linkbase Document				***

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				***

*	Filed herewith.
**	Compensatory plan or management contract
***	Previously Filed.
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

Sonim Technologies, Inc.
Date: June 16, 2021	By:	/s/ Robert Tirva
Robert Tirva
Chief Financial Officer