Form 10-Q/A
period 2021-03-31
SONIM TECHNOLOGIES INC
filed 2021-06-16
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q/A

Amendment No. 1

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

As of June 14, 2021, the registrant had 66,953,307 shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 11, 2021 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to amend and restate Part I, Item 4 of the Original Filing in its entirety.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Cover Page and Part I, Item 4 of the Original Filing is hereby amended and restated in its entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the May 11, 2021.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also amends Part II, Item 6 of the Original Filing to include new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. Because no financial statements have been included in this Amendment No. 1, paragraph 3 of such certifications has been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to filing this Quarterly Report on Form 10-Q. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting described below in Management’s Report on Internal Control Over Financial Reporting of Part II, Item 9A of our Form 10-K for the fiscal year ended December 31, 2020, as well as our failure to include management’s report on internal controls in the Original Filing as described therein, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

In response to the conclusion set forth above, management intends to implement the remedial measures described in Management’s Report on Internal Control Over Financial Reporting in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as the following additional remedial measures:

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

(c) Inherent Limitations on Effectiveness of Controls

In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and our principal financial officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.2	May 17, 2019

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

10.1	ODM Services Agreement, dated February 26, 2021, by and among Sonim Technologies, Inc. and FIH (Hong Kong) Limited	8-K	001-38907	10.1	March 4, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	001-38907	31.1	May 11, 2021

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	001-38907	31.2	May 11, 2021

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-38907	32.1	May 11, 2021

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-38907	32.2	May 11, 2021

101.INS	XBRL Instance Document.				**

101.SCH	XBRL Taxonomy Extension Schema Document.				**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				**

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				**

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

**	Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: June 16, 2021	By:	/s/ Robert Tirva
Robert Tirva
President, Chief Operating Officer and Chief Financial Officer (Principal Executive and Financial Officer)