Form 10-Q
period 2021-06-30
SONIM TECHNOLOGIES INC
filed 2021-08-16
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 001-38907

Sonim Technologies, Inc.

(Exact -name of -registrant as -specified in its -charter)

Delaware	94-3336783
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 River Place Boulevard, Bldg. 7, S#250,

Austin, TX 78730

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

As of July 30, 2021, the registrant had 85,161,187 shares of common stock, $0.001 par value per share, issued and outstanding.

i

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$6,896	$22,141
Accounts receivable, net	6,308	4,152
Non-trade receivable	4,438	453
Inventory	11,910	11,344
Prepaid expenses and other current assets	7,416	7,481
Total current assets	36,968	45,571
Property and equipment, net	645	843
Other assets	3,260	3,898
Total assets	$40,873	$50,312
Liabilities and stockholders’ equity
Current portion of long-term debt	$177	$177
Accounts payable	16,268	8,856
Accrued expenses	7,921	9,906
Warranty liability	1,293	1,530
Deferred revenue	872	5
Total current liabilities	26,531	20,474
Income tax payable	1,269	1,243
Long-term debt, less current portion	111	185
Total liabilities	27,911	21,902
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 66,953,307 and 66,310,867 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively.	67	66
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively.	—	—
Additional paid-in capital	225,039	224,522
Accumulated deficit	(212,144)	(196,178)
Total stockholders’ equity	12,962	28,410
Total liabilities and stockholders’ equity	$40,873	$50,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Net revenues	$11,954	$21,058	$24,194	$33,764
Cost of revenues	9,300	16,140	19,077	26,681
Gross profit	2,654	4,918	5,117	7,083
Operating expenses:
Research and development	3,670	3,256	8,334	7,192
Sales and marketing	2,188	2,596	4,369	5,727
General and administrative	2,379	2,604	4,641	5,167
Legal expenses	903	3,082	3,309	3,591
Restructuring costs	—	—	—	1,087
Total operating expenses	9,140	11,538	20,653	22,764
Loss from operations	(6,486)	(6,620)	(15,536)	(15,681)
Interest expense	—	(302)	—	(621)
Other income (expense), net	(124)	6	(293)	(395)
Loss before income taxes	(6,610)	(6,916)	(15,829)	(16,697)
Income tax expense	(76)	(180)	(137)	(363)
Net loss	$(6,686)	$(7,096)	$(15,966)	$(17,060)
Net loss per share, basic and diluted	$(0.10)	$(0.22)	$(0.24)	$(0.65)
Weighted–average shares used in computing net loss per Share, basic and diluted	66,506,956	31,638,250	66,412,365	26,126,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021, AND 2020 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
For the Three Months Ended June 30, 2021	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2021	66,317,949	$66	$224,823	$(205,458)	$19,431
Issuance of common stock upon exercise of ESPP	99,983	—	38	—	38
Net settlement of common stock upon release of RSU	535,375	1	(1)	—	—
Employee and nonemployee stock-based compensation	—	—	179	—	179
Net loss	—	—	—	(6,686)	(6,686)
Balance at June 30, 2021	66,953,307	$67	$225,039	$(212,144)	$12,962

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Six Months Ended June 30, 2021,	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	66,310,867	$66	$224,552	$(196,178)	$28,410
Issuance of common stock upon exercise of stock options	7,082	—	5	—	5
Issuance of common stock upon exercise of ESPP	99,983	—	38	—	38
Net settlement of common stock upon release of RSU	535,375	1	(1)	—	—
Employee and nonemployee stock-based compensation	—	—	475	—	475
Net loss	—	—	—	(15,966)	(15,966)
Balance at June 30, 2021	66,953,307	$67	$225,039	$(212,144)	$12,962

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended June 30, 2020	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	20,677,360	$21	$192,183	$(176,210)	$15,994
Issuance of common stock, net of issuance costs	36,800,000	37	24,955	—	24,992
Issuance of common stock, debt repayment	8,226,834	8	5,993	—	6,001
Issuance of common stock upon exercise of stock options	119,942	—	93	—	93
Issuance of common stock upon exercise of ESPP	68,110	—	42	—	42
Net settlement of common stock upon release of RSU	35,070	—	(6)	—	(6)
Employee and nonemployee stock-based compensation	—	—	235	—	235
Net loss	—	—	—	(7,096)	(7,096)
Balance at June 30, 2020	65,927,316	$66	$223,495	$(183,306)	$40,255

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Six Months Ended June 30, 2020,	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	20,437,235	$20	$191,751	$(166,246)	$25,525
Issuance of common stock, net of issuance costs	36,800,000	37	24,955	—	24,992
Issuance of common stock, debt repayment	8,226,834	8	5,993	—	6,001
Issuance of common stock upon exercise of stock options	363,857	1	302	—	303
Issuance of common stock upon exercise of ESPP	64,320	—	42	—	42
Net settlement of common stock upon release of RSU	35,070	—	(6)	—	(6)
Employee and nonemployee stock-based compensation	—	—	458	—	458
Net loss	—	—	—	(17,060)	(17,060)
Balance at June 30, 2020	65,927,316	$66	$223,495	$(183,306)	$40,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	Six Months Ended
	June 30
	2021	2020
Cash flows from operating activities:
Net loss	$(15,966)	$(17,060)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,045	1,647
Stock-based compensation	475	458
Inventory write-downs	—	407
Non-cash interest expense	—	166
Accretion of debt discount	—	159
Loss on disposal of asset	27	—
Deferred income taxes	(5)	30
Bad debt expense (benefit)	(45)	289
Changes in operating assets and liabilities:
Accounts receivable	(2,111)	5,278
Non-trade receivable	(3,985)	(464)
Inventory	(544)	3,899
Prepaid expenses and other current assets	38	(150)
Other assets	(226)	138
Accounts payable	7,412	4,000
Accrued expenses	(1,985)	6,866
Warranty liability	(237)	(235)
Deferred revenue	867	55
Income tax payable	26	179
Net cash provided by (used in) operating activities	(15,214)	5,662
Cash flows from investing activities:
Purchase of property and equipment	—	(193)
Net cash used in investing activities	—	(193)
Cash flows from financing activities:
Repayment on long-term debt	(74)	(4,036)
Proceeds from PPP Loan	—	2,289
Repayment of PPP Loan	—	(2,289)
Proceeds from issuance of common stock, net of costs	—	24,992
Taxes paid on net issuance of restricted stock units	—	(6)
Proceeds from ESPP purchase of stock	38	42
Proceeds from exercise of stock options	5	303
Net cash provided by (used in) financing activities	(31)	21,295
Net increase (decrease) in cash and cash equivalents	(15,245)	26,764
Cash and cash equivalents at beginning of period	22,141	11,298
Cash and cash equivalents at end of period	$6,896	$38,062
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$260
Cash paid for income taxes	40	77
Non-cash investing and financing activities:
Other assets included in accounts payable	—	110
Settlement of long-term debt with issuance of common stock	—	6,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

NOTE 1 —The Company and its significant accounting policies

Basis of presentation and preparation

The condensed consolidated financial statements include the accounts of Sonim Technologies, Inc. and its wholly owned subsidiaries (collectively “Sonim” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the condensed consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company had cash and cash equivalents of $6,896 and an accumulated deficit of $212,144 at June 30, 2021, and a net loss of $6,686 for the quarter ended June 30, 2021. Since inception, the Company has been developing ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. The Company’s ability to continue as a going concern is dependent on its ability to complete ongoing and future development of its ultra-rugged mobile phones and accessories, continue commercial scale production and sell its products. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and product sales. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic or investment partners with greater resources or access to funds or through obtaining credit from government or financial institutions. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

New accounting pronouncements:

Pronouncements adopted in 2021:

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740 in order to reduce cost and complexity of its application.  The ASU removes the exception related to the incremental approach for intra-period tax allocation, as well as two exceptions related to account for outside basis differences of equity method investments and foreign subsidiaries. This guidance is effective for fiscal years beginning after December 31, 2021, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have an impact on the Company’s condensed consolidated financial statements.

Pronouncements not yet adopted:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a liability associated with obligations to make payments under the terms of the arrangement in addition to a right-of-use asset representing the lessee’s right to use, or to control the use of the given asset assumed under the lease. As an emerging growth company, the Company has elected to adopt the standard based on nonpublic business entities implementation dates for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating this new standard and the impact it will have on its condensed consolidated financial statements, information technology systems, process, and internal controls.

NOTE 2 —Revenue recognition

The Company recognizes revenue primarily from the sale of products, including its mobile phones, barcode scanners and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The Company also recognizes revenue from other contracts that may include a combination of products and non-recurring engineering (NRE) services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three and six months ended June 30, 2021, and 2020, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific products. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

Net revenue for an individual contract is recognized at the related transaction price, which is the amount the Company expects to be entitled to in exchange for transferring the goods and/or services. The transaction price for product sales is calculated as the product selling price, net of variable consideration, which may include estimates for marketing development funds, sales incentives, and price protection and stock rotation rights. The Company records reductions to net revenues related to future product returns based on the Company’s expectations and historical experience. Typically, variable consideration does not need to be constrained as estimates are based on specific contract terms. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur. The transaction price for a contract with multiple performance obligations is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices for products are determined based on the prices charged to customers, which are directly observable. Standalone selling price of the professional services are mostly based on time and materials. We determine our estimates of variable consideration based on historical collection experience with similar payor classes, aged accounts receivable by payor class, terms of payment agreements, correspondence from payors related to revenue audits or reviews, our historical settlement activity of audited and reviewed claims and current economic conditions using the portfolio approach. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenue is then recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware is recognized at the time control of the product transfers to the customer. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers. For most of the Company’s revenue attributable to hardware, control transfers when products are shipped. Revenue attributable to professional services is recognized as the Company performs the professional services to the customer.

Disaggregation of revenue

The following table presents our net revenue disaggregated by product category:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Smartphones	$3,946	$6,138	$8,315	$12,356
Feature Phones	7,780	13,835	14,339	19,736
Scanners	36	—	1,091	—
Accessories/Other	192	1,085	449	1,672
	$11,954	$21,058	$24,194	$33,764

Shipping and handling costs

The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

Distributor returns allowance

The Company records reductions to net revenues related to future distributor product returns based on the Company’s expectation. The Company had allowances for distributor product returns totaling approximately $237 as of June 30, 2021.

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

The total capitalized costs to fulfill a contract is primarily associated with Company’s introduction of the XP8 model phone. As of June 30, 2021, and December 31, 2020, the total costs to fulfill a contract included in other assets were $2,071 and $2,889, respectively.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. As of June 30, 2021, the Company did not have a contract receivable balance. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the condensed consolidated balance sheets. As of January 1, 2021, and June 30, 2021, the contract liabilities were $5 and $872, respectively.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The following table is a rollforward of contract balances as of June 30, 2021:

Contractual
Liability
Balance at, January 1, 2021	$5
Recognition of revenue	(8)
Addition to deferred revenue	875
Balance at, June 30, 2021	$872

Concentration of Customers

Revenue from customers with concentration greater than 10% in the three and six months ended June 30, 2021, and 2020 accounted for approximately the following percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer A	14%	*	12%	*
Customer B	14%	58%	24%	46%
Customer C	13%	*	13%	*
Customer D	*	*	*	12%
Customer E	41%	12%	31%	13%

*	Customer revenue did not exceed 10% in the respective period.

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at June 30, 2021, and December 31, 2020.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,500	$—	$—	$1,500

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$17,905	$—	$—	$17,905

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

NOTE 4 —Inventory

The following table presents the components of the Company’s inventory as of June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
Finished goods	$8,094	$7,792
Raw materials	2,793	2,590
Accessories	1,023	962
	$11,910	$11,344

Distributor returns allowance

The Company records reductions to cost of goods sold related to future distributor product returns based on the Company’s expectation. The Company had inventory related to distributor product returns totaling approximately $158 as of June 30, 2021.

NOTE 5 — Accounts Receivable

The following table presents the components of the Company’s receivables as of June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
Trade receivables	$6,328	$4,217
Allowance for doubtful accounts	(20)	(65)
Accounts receivable, net	6,308	4,152
Vendor non-trade receivables	4,438	453
Total accounts receivable	$10,746	$4,605

The Company has non-trade receivables from a manufacturing vendor resulting from the sale of components to this vendor who manufactures and assembles final products for the Company.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $20 and $65 as of June 30, 2021, and December 31, 2020, respectively.

Trade receivables from two customers approximated 22% and 20% of total accounts receivable at June 30, 2021, and receivables from two customers approximated 26% and 10% of total trade receivables at, December 31, 2020.

NOTE 6 —Warranty Liability

The table below sets forth the activity in the warranty liability for the six months ended June 30, 2021, and 2020:

Balance, January 1, 2021	$1,530
Additions	479
Cost of warranty claims	(716)
Balance, June 30, 2021	$1,293

Balance, January 1, 2020	$1,154
Additions	882
Cost of warranty claims	(647)
Balance, June 30, 2020	$1,389

NOTE 7 —Long-Term Debt

In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements are paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $288 and $362, at June 30, 2021, and December 31, 2020, respectively.

NOTE 8 —Stock-based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2021, and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenues	$16	$13	$32	$23
Sales and marketing	55	49	111	106
General and administrative	63	102	237	198
Research and development	45	71	95	131
	$179	$235	$475	$458

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Stock Options:

Stock option activity for the six months ended June 30, 2021, is as follows:

			Weighted average
		Weighted average	remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2021	1,443,940	$3.64	7.82	$24
Options granted	—	$—
Options exercised	(7,082)	$0.75
Options forfeited	(128,070)	$2.92
Options expired	(49,330)	$4.14
Outstanding at June 30, 2021	1,259,458	$3.71	6.93	$9

Exercisable at June 30, 2021	734,636	$4.09	5.88	$9

*The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of June 30, 2021, there was approximately $2,443 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately three years.

Restricted Stock Units:

Restricted stock units’ activity for the six months ended June 30, 2021, is as follows:

RSUs
Outstanding at January 1, 2021	2,691,375
Granted	467,482
Released	(535,375)
Forfeited	(525,000)
Outstanding at June 30, 2021	2,098,482

Exercisable June 30, 2021	—

As of June 30, 2021, unvested restricted stock units (“RSU’s) totaled 2,098,482 shares. There were 467,482 RSU’s issued for the six months ended June 30, 2021, and 2,015,500 RSU’s issued for the six months ended June 30, 2020.

As of June 30, 2021, shares issued under the employee stock purchase plan (“ESPP”) totaled 360,924 shares. There were 99,983 ESPP shares issued in the six months ended June 30, 2021, and 64,320 ESPP shares issued in the six months ended June 30, 2020.

NOTE 9 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three months ended June 30, 2021, and 2020, the Company recorded provisions for income taxes of $76, and $180, respectively. For the six months ended June 30, 2021, and 2020, the Company recorded provisions for income taxes $137, and $363, respectively.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 10 —Commitments and Contingencies

Royalty payments—The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire in 2021 and 2023. Royalty expense for the three and six months ended June 30, 2021, and 2020 was $483 and $843, respectively and $845 and $1,194, respectively. The Company may be required to pay additional royalties to additional patent holder and technology providers on future products.

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

Contingent severance obligations—The Company has agreements in place with certain key employees (Executive Severance Arrangement) guaranteeing severance payments under certain circumstances. Generally, in the event of termination by the Company without cause, termination due to death or disability, or resignation for good reason, the Company is obligated to the pay the employees. On May 31, 2021, the Company and Tom Wilkinson agreed that he will cease serving as the Company’s Chief Executive Officer.  In connection with his departure, the Company entered into a Separation and Release Agreement with him pursuant to which he will continue to be paid his base salary of $400, the rate in effect on the effective date for a period of twelve months, subject to tax withholding and any other authorized deductions, and will continue to be eligible for the Transaction Bonus Plan until November 30, 2021.

On December 11, 2019, the Board of Directors approved the Sonim Technologies Inc. Transaction Bonus Plan (the “Plan”) that is intended to incentivize Company employees who are in a position to significantly impact the value received by the Company’s stockholders in a change of control transaction. Pursuant to the Plan, upon consummation of a change of control transaction, 10% of the consideration payable to Company stockholders, after deducting transaction expenses, will be distributed to Plan participants, including the Company’s named executive officers. The Plan has a three-year term and may be extended by the administrator of the Plan. Subject to the terms of the Plan, participants must be continuously providing services to the Company through the date of the closing of a change in control transaction to be eligible to receive a bonus thereunder, except in the event of death or disability or involuntary termination without cause as further described in Section 5(c) and 5(d) of the Plan, and payment is contingent upon delivery and non-revocation of a general release of claims. In connection with the adoption of the Plan, the Board of Directors allocated a 50% interest in the Plan to Tom Wilkinson, the Company’s former Chief Executive Officer, and a 10% interest in the Plan to Robert Tirva, the Company’s President, Chief Operating Officer and Chief Financial Officer, and 35% to 7 other key employees and consultants.

NOTE 11 —Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(6,686)	$(7,096)	$(15,966)	$(17,060)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	66,506,956	31,638,250	66,412,365	26,126,037
Net loss per share, basic and diluted	$(0.10)	$(0.22)	$(0.24)	$(0.65)

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the three and six months ended, are presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Shares subject to options to purchase common stock	1,259,458	1,806,493	1,259,458	1,806,493
Unvested restricted stock units	2,098,482	2,150,000	2,098,482	2,150,000
Shares subject to warrants to purchase common stock	29	29	29	29
Total	3,357,969	3,956,522	3,357,969	3,956,522

NOTE 12 —Segment and Geographic Information

The Company operates in one reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the president, chief operating officer and chief financial officer, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.

The following table summarizes the revenue by region based on ship-to destinations for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
U.S.	$8,111	$17,478	$16,738	$25,696
Canada and Latin America	3,772	2,579	7,115	6,658
Europe and Middle East	66	446	327	794
Asia Pacific	5	555	14	616
Total revenues	$11,954	$21,058	$24,194	$33,764

The following table summarizes the composition of revenues for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Product Sales	$11,913	$21,042	$24,151	$33,737
Services	41	16	43	27
Total revenues	$11,954	$21,058	$24,194	$33,764

NOTE 13 —Restructuring Costs

At the beginning of 2021, the Company outsourced substantially all of its software development to a third-party and transferred 105 employees to support the ongoing work to be performed. In connection with outsourcing its software development, the Company entered into an agreement of future business volume over the next three years in the amount of $7.1 million, of which the Company has committed to that a minimum value of $3.1 million will be assured in the first year of business. The Company has paid $1.8 million during the six months ended June 30, 2021.

Additionally, in the beginning of 2021, the Company outsourced its manufacturing work to a supply chain partner and did transfer 22 employees as part of this solution.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

During 2020, the Company continued to reduce headcount to better align its expenses with its revenue profile. The Company executed a reduction in force of approximately 10% of its U.S. employees in February 2020 and has also reduced headcount in certain international locations in India and Shenzhen. The Company has also relocated its headquarters from San Mateo, California to Austin, Texas, a lower cost location.

The table below sets forth the activity in the Company’s restructuring costs, which is included in accrued expenses on the condensed consolidated balance sheet, as of June 30, 2020:

Balance, January 1, 2020	$511
Additions: expensed costs	1,204
Expenses paid out	(1,535)
Balance, June 30, 2020	$180

Total restructuring costs of approximately $1.2 million were broken out between operating expenses of $1.1 million and cost of revenues of $0.1 million for the six months ended June 30, 2020.

The Company paid insignificant bonuses and cash settlement of options for the India employees for the six months ended June 30, 2021.

NOTE 14 -Subsequent Events

On June 30, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and EF Hutton, a division of Benchmark Investments, LLC (the “Sales Agents”) to sell shares of the Company’s common stock, having an aggregate offering price of up to $10,000  (the “Shares”), from time to time, through an “at-the-market offering” program (the “ATM Program”).

Under the terms of the Sales Agreement, the Company will pay the Sales Agents a commission equal to 3.0% of the gross proceeds from each sale of common stock sold through it under the Sales Agreement.

From July 1, 2021, through July 30, 2021, the Company received $8,363 in net proceeds from the sale of 18,207,800 shares of our common stock at an average price per share of $0.4593 under the ATM Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K as amended for the year ended December 31, 2020. Certain statements in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding our business strategies, growth prospects, operating and financial performance, plans, estimates and projections. These statements are based on management’s current expectations and beliefs and on information currently available to us. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including but not limited to:

•	There is substantial doubt about our ability to continue as a going concern and we may not be able to improve our liquidity or financial position;

•

We may not be able to continue to develop solutions to address user needs effectively, including our next generation products, which would materially adversely affect our liquidity and our ability to continue operations;

•	We have not been profitable in recent years and may not achieve or maintain profitability in the future;

•	We rely on our channel partners to generate a substantial majority of our revenues;

•	A small number of customers account for a significant portion of our revenue;

•	We are materially dependent on some customer relationships that are characterized by product award letters and the loss of such relationships could harm our business and operating results;

•	Our business is difficult to evaluate because we have a limited operating history in our markets;

•	We continue to restructure and transform our business and there is no guarantee that our restructuring or transformation will be successful or achieve the desired results;

•	Our quarterly results may vary significantly from period to period;

•	We rely primarily on third-party contract manufacturers and partners;

•

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims;

•	We are required to undergo a lengthy customization and certification process for each wireless carrier customer;
•

We previously announced that we will be looking at strategic initiatives, but there is no assurance that any of these initiatives will be successful,  and we may be required to substantially downsize our operations and our research and development;

•	Our dependence on third-party suppliers for key components of our products could delay shipment of our products and reduce our sales;

•	We are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel;

•	We face risks related to health epidemics, pandemics and other outbreaks, including the COVID-19 pandemic;

•	Changes in laws and regulations concerning the use of telecommunication bandwidth could increase our costs and adversely impact our business;

•	If we are unable to successfully protect our intellectual property, our competitive position may be harmed;

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

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. You should review the “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K as amended for the year ended December 31, 2020, and Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Company Overview

We are a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobile phones and accessories to the three largest wireless carriers in the United States—AT&T, T-Mobile, and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers, and Telus Mobility. Our phones and accessories connect workers with voice, data, and workflow applications in two end-markets: industrial enterprise and public sector. In 2020, we announced that we would be entering the ruggedized barcode scanner business and we began shipping our first devices in March 2021.  Our barcode scanner devices, as well as our ruggedized phones and accessories, are sold through distributors in North America, South America and Europe.

Factors Affecting Our Results of Operations

We believe that the growth and future success of our business depend on many factors. While these factors present significant opportunities for our business, they also pose important challenges that we must successfully address in order to improve our results of operations.

Research and Development

We believe that our performance is significantly dependent on the investments we make in research and development and that we must continue to develop and introduce innovative and high quality, new products on a two to three-year cycle. While the hardware design of our devices is generally the same for all wireless carriers, each device must be configured to conform to the requirements of each wireless carrier’s network, resulting in higher development expenses as the number of wireless carriers we sell through increases. In addition to the design and configuration costs, each device must undergo a multi-month technical approval process at each carrier before it can be certified to be stocked at each carrier. The approval process for each device for each carrier has historically cost between $1-2 million. Prior to commencement of development of a product for certification, we generally do not receive any purchase orders or commitments. Following a carrier’s review of product concepts, we may receive a product award letter from that carrier to move forward with the development and certification process, at which time we may begin receiving advance purchase orders or commitments. Since the timing of when we seek technical approval with our wireless carriers tends to be cyclical in nature, quarter-over-quarter expenditures may vary significantly depending on the number of approvals in process during the quarter. If we fail to innovate and enhance our product offerings, our brand, market position and revenues may be adversely affected. If our research and development efforts are not successful, we will not recover these investments that we make. See the risk factor entitled “We may not be able to continue to develop solutions to address user needs effectively, including our next generation products, which would materially adversely affect our liquidity and our ability to continue operations.” in this Quarterly Report on Form 10-Q for more information.

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

Outsourced Manufacturing Partnerships

As part of our restructuring, we have shifted the majority of new product engineering to several outsourced partners. As this is a new process for us, additional risk exists in our ability to meet product development timelines required by our customers until we gain experience with these partners. In addition, these development efforts require significant cash outlays in advance  of the completion of the work. If the work is substandard, or does not meet our customers’ requirements, it is uncertain whether these expenditures can be recovered from our partners.

Recent Developments

Liquidity and Going Concern

The Company had cash and cash equivalents of $6,896 and an accumulated deficit of $212,144 at June 30, 2021, and a net loss of $6,686 for the quarter ended June 30, 2021. Since inception, the Company has been developing ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. The Company’s ability to continue as a going concern is dependent on its ability to complete ongoing and future development of its ultra-rugged mobile phones and accessories, continue commercial scale production and sell its products. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and product sales. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from government or financial institutions. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry. See Note 1 and risk factor entitled “Our unaudited condensed consolidated financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.” in this Quarterly Report on Form 10-Q for more information.

Rugged Handheld and Tablet Devices

Beginning in the three months ended March 31, 2021, we entered the rugged handheld and tablet market with our new SmartScanner products. The Sonim RS80, an Android-based tablet that is certified as Android Enterprise Recommended by Google, became available in February. Additionally, we shipped the Sonim RS60, an Android-based handheld computer and LTE device that is certified as Android Enterprise Recommended by Google, during the three months ended June 30, 2021. On June 30, 2021, we announced the RT80, an Android-based tablet that differs from the RS80 by not having an integrated barcode scanner.

Next Generation Ruggedized Mobile Phones

During the six months ended June 30, 2021, we prioritized spending on research and development of our new products, including our next generation feature phones, and we currently anticipate launching the initial product in the third quarter of 2021. These devices will utilize new processors for increased performance and provide expanded network support for additional and new carriers in the United States as well as in Europe. They will also include new features and support usability requirements based on feedback from our current customers. In the six months ended June 2021, we saw strong demand for the initial ultra-rugged feature phone that is currently expected to launch in the third quarter of 2021, including an aggregate of $10.0 million in purchase orders in the first quarter of 2021 from a new major U.S. carrier partner. Although we currently anticipate filling these purchase orders, such purchase orders are not binding and could be terminated at any time. On June 29, 2021, we announced that we had secured design win awards with a leading U.S. carrier for two of our next-generation ultra-rugged phones expected to be introduced in 2022 – an upgraded feature phone with enhanced push to talk (“PTT”) capabilities, and a smartphone with 5G capabilities. The carrier design win awards were made based on the design specifications, feature set and costs provided by Sonim as part of an RFP process. We now have design win awards from the three largest U.S. carriers for new products that we currently expect to begin shipping starting in the second half of 2021 through the third quarter of fiscal 2022. Design win awards do not obligate the carriers to purchase any devices and may be terminated at any time. In addition, such design wins will require additional capital and investment in research and development which the Company may not have access to or be able to raise.

Restructuring

At the beginning of 2021, we outsourced substantially all of our software development to a third-party and transferred 105 employees to support the ongoing work to be performed.  In connection with outsourcing our software development, the Company entered into an agreement of future business volume over the next three years in the amount of $7.1 million, of which the Company has committed to that a minimum value of $3.1 million will be assured in the first year of business. The Company has paid $1.8 million related to this agreement during the first the six months ended June 30, 2021.

Additionally, in the beginning of 2021, we outsourced our manufacturing work to a supply chain partner and transferred or eliminated 22 employees as part of this solution. Our worldwide employee count at June 30, 2021, was 85.

Management Changes

On May 31, 2021, Mr. Tom Wilkinson resigned from his positions and offices with Sonim, including as our Chief Executive Officer. In connection with and effective upon Mr. Wilkinson’s separation with the Company on May 31, 2021, the Board appointed Mr. Robert Tirva, the Company’s Chief Financial Officer, to the additional positions of President and Chief Operating Officer of the Company.

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

ATM Program

On June 30, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and EF Hutton, a division of Benchmark Investments, LLC (the “Sales Agents”) to sell shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $10,000,000, from time to time, through an “at-the-market offering” program (the “ATM Program”). Under the terms of the Sales Agreement, we will pay the Sales Agents a commission equal to 3.0% of the gross proceeds from each sale of common stock sold through it under the Sales Agreement. From July 1, 2021, through July 30, 2021, we issued and sold an aggregate of 18,207,800 shares of our common stock at an average price per share of $0.4593 under the ATM Program for net proceeds of approximately $8.4 million. As of July 31, 2021, we have approximately $1.4 million available for future issuances under the ATM Program.

Results of Operations

The following tables present key components of our results of operations for the three and six months ended June 30, 2021, compared to results for the same period in 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Increase (Decrease)%		2021	2020	Increase (Decrease)%
Net revenues	$11,954	$21,058	$(9,104)	(43%)	$24,194	$33,764	$(9,570)	(28%)
Cost of revenues	9,300	16,140	(6,840)	(42%)	19,077	26,681	(7,604)	(28%)
Gross profit	2,654	4,918	(2,264)	(46%)	5,117	7,083	(1,966)	(28%)
Operating expenses	9,140	11,538	(2,398)	(21%)	20,653	22,764	(2,111)	(9%)
Loss from operations	(6,486)	(6,620)	134	(2%)	(15,536)	(15,681)	145	(1%)
Interest and other expense, net	(124)	(296)	172	(58%)	(293)	(1,016)	723	(71%)
Loss before income taxes	(6,610)	(6,916)	306	(4%)	(15,829)	(16,697)	868	(5%)
Income tax expense	(76)	(180)	104	(58%)	(137)	(363)	226	(62%)
Net loss	$(6,686)	$(7,096)	$410	(6%)	$(15,966)	$(17,060)	$1,094	(6%)

Net Revenues

For the three months ended June 30, 2021, net revenues were $12.0 million, as compared to net revenues of $21.1 million for the three months ended June 30, 2020, a decrease of $9.1 million, or 43%. Approximately 99% of net revenues for the second quarter of 2021 was attributable to North America, Canada, and Latin America compared to approximately 95% in the same period in 2020. Our top four customers accounted for 83% of net revenues in the second quarter of 2021 and 2020. The decline in revenue for the three months ended June 30, 2021, was primarily driven by a drop in the number of unit sales of handsets by 58,306, or 57% partially due to the aging of the existing product set, partially offset by the unit scanner sales of 386.

For the six months ended June 30, 2021, net revenues were $24.2 million compared to net revenues of $33.8 million for the six months ended June 30, 2020, a decrease of $9.6 million, or 28%. Approximately 99% of net revenue for the first half of 2021 was attributable to North America, Canada, and Latin America compared to approximately 96% in the first half of 2020. Our top four customers accounted for 83% of net revenue in the first half of 2021, compared to 76% for the same period in 2020. The decline in revenue for the six months ended June 30, 2021, was primarily driven by a drop in the number of unit sales of handsets by 65,952, or 44% partially due to the aging of the existing product set, partially offset by unit scanner sales of 1,831.

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

Gross Profit

Gross profit for the three months ended June 30, 2021, was $2.6 million, as compared to $4.9 million for the for the three months ended June 30, 2020, a decrease of $2.3 million or 46%. The decrease in gross profit is a result of a drop in sales which caused a decrease in gross profit of $1.6 million, an increase in manufacturing variance of $1.0 million as a result of the recovery last year from the first quarter inefficiencies, partially offset by combined decreases in inventory and warranty reserves of $0.4 million.

Gross profit for the six months ended June 30, 2021, was $5.1 million, as compared to $7.1 million for the for the six months ended June 30, 2020, a decrease of $2.0 million or 28%. The decrease in gross profit is a result of a drop in sales which caused a decrease in gross profit of $2.6, million, an increase in shipping and related expenses of $0.3 million, and an increase of manufacturing variance of $0.2 million partially offset by combined decreases in inventory and warranty reserves of $0.8 million.

Operating Expenses and Net Operating Loss

Net operating loss for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, decreased by $0.1 million and $0.4 million, respectively, driven primarily by the decrease in revenues discussed above and, the decrease in gross profit which were partially offset by the decrease in operating expenses of $2.4 million and $2.1 million for the three and six months ended June 30, 2021, respectively.

Operating expenses are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
	(in thousands, except %)				(in thousands, except %)
Research and development expense	$3,670	$3,256	$414	13%	$8,334	$7,192	$1,142	16%
Sales and marketing expense	2,188	2,596	(408)	(16%)	4,369	5,727	(1,358)	(24%)
General and administrative expense	2,379	2,604	(225)	(9%)	4,641	5,167	(526)	(10%)
Legal expense	903	3,082	(2,179)	(71%)	3,309	3,591	(282)	(8%)
Restructuring costs	—	—	—	—	—	1,087	(1,087)	(100%)
Total Operating Expenses	$9,140	$11,538	$(2,398)	(21%)	$20,653	$22,764	$(2,111)	(9%)

Research and Development.

Research and development expenses for the three months ended June 30, 2021, were $3.7 million, as compared to $3.3 million for the three months ended June 30, 2020, an increase of $0.4 million, or 13%. These expenses increased primarily due to a $1.3 million increase in product development costs related to the new SmartScanner products and our next generation feature phone, partially offset by decreases in employee headcount related expenses of $0.4 million, other office expenses of $0.3 million and consultancy expenses of $0.2 million .

Research and development expenses for the six months ended June 30, 2021, were $8.3 million, as compared to $7.2 million for the six months ended June 30, 2020, an increase of $1.1 million, or 16%. These expenses increased primarily due to a $3.0  million increase in product development costs related to the new SmartScanner products and our next generation feature phone, partially offset by a decrease in employee headcount related expenses of $1.9 million.

Sales and Marketing.

Sales and marketing expenses for the three months ended June 30, 2021, were $2.2 million, as compared to $2.6 million for the three months ended June 30, 2020, a decrease of $0.4 million, or 16%. These expenses decreased due to a $0.4 million decrease in employee headcount related costs.

Sales and marketing expenses for the six months ended June 30, 2021, were $4.4 million, as compared to a $5.7 million for the six months ended June 30, 2020, a decrease of $1.4 million, or 24%. These expenses decreased due to $1.1 million decrease in employee headcount related costs, and a decrease in travel related expenses of $0.2 million and other office expenses of $0.1 million.

General and Administrative.

General and administrative expenses for the three months ended June 30, 2021, were $2.4 million, as compared to $2.6 million for the three months ended June 30, 2020, a decrease of $0.2 million, or 9%. This decrease was due to a decrease of $0.3 million in bad debt related expenses, partially offset by an increase in corporate insurance of $0.1 million.

General and administrative expenses for the six months ended June 30, 2021, were $4.6 million, as compared to $5.1 million for the six months ended June 30, 2020, a decrease of $0.5 million, or 10%. This decrease was due to a decrease of $0.3 million in bad debt expenses and $0.2 in other office related expenses.

Legal expenses.

Legal expenses for the three months ended June 30, 2021, were $0.9 million, as compared to $3.1 million for the three months ended June 30, 2020, a decrease of $2.2 million, or 71%. The decrease of $2.0 million in these expenses were primarily the result of the legal settlement associated with the shareholder litigation last year.

Legal expenses for the six months ended June 30, 2021, were $3.3 million, as compared to $3.6 million for the six months ended June 30, 2020, a decrease of $0.3 million, or 8%. Legal expenses were high for the six months ended June 30, 2021, and 2020. Legal expenses for the six months ended June 30, 2021, is primarily a result of $3.3 million related to the SEC matter. Legal expenses in the six months ended June 30, 2020, were primarily the result of the $2.0 million legal settlement associated with the shareholder litigation and $1.6 in other legal expenses, which included expenses related to the SEC matter.

Restructuring Costs.

In September 2019, our Board of Directors approved, and our management commenced and completed, a restructuring plan to reduce operating costs and better align our workforce with the needs of our business. During the six months ended June 30, 2021, we did not record any costs related to restructuring. During the six months ended June 30, 2020, $1.1 million was recorded in restructuring costs. Our total worldwide employee count as of June 30, 2021, was 85.

Interest and Other Expense, net

We recorded $0.1 million in foreign exchange loss for the three months ended June 30, 2021, compared to $0.4 million in foreign exchange loss and $0.3 million in net interest expense for the three months ended June 30, 2020. The decrease in interest expense is a result of the payoff of the outstanding indebtedness to B. Riley Principal Investments, LLC (“BRPI”) in June 2020.

We recorded $0.3 million in foreign exchange loss for the six months ended June 30, 2021, compared to $0.4 million in foreign exchange loss and $0.6 million in net interest expense for the six months ended June 30, 2020. The decrease in interest expense is a result of the payoff of the outstanding indebtedness to BRPI in June 2020.

Income Tax Expense

We recognized income tax expense of $0.1 million for the three months ended June 30, 2021, as compared to income tax expense of $0.2 million for the three months ended June 30, 2020.

We recognized income tax expense of $0.1 million for the six months ended June 30, 2021, as compared to income tax expense of $0.4 million for the six months ended June 30, 2020.

Liquidity and Capital Resources (dollars in thousands other than per share amounts)

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of June 30, 2021, we did not have any convertible loans or any other borrowing structures in place.

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $6.9 million, as June 30, 2021. During the six months ended June 30, 2021, our net loss was $15.9 million, and it is likely that we will continue to experience operating losses into the future because we have not yet generated sufficient revenue levels needed to ensure profitability.  Our cash balance during the quarter ended June 30, 2021, decreased by $7.0 million primarily due to our loss from operations. Although we remain subject to the risks and uncertainties associated with the development and release of new products, among others, we believe our operations have been streamlined to enable us to conduct business more effectively and efficiently despite near term economic uncertainty. However, our liquidity has been negatively impacted by a decline in the sales of our legacy products while our next generation products are still under development. In addition, legal expenses related to our ongoing SEC investigation have been significantly higher than expected and may continue to impact our results in the foreseeable future. As a result, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance for the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

To alleviate these conditions, our management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic or investment partners with greater resources or access to funds or through obtaining credit from government or financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. See risk factor entitled “Our liquidity has been adversely impacted by our ongoing net losses, including as a result of declines in the sales of our legacy products while our next generation products are still under development and our ongoing SEC investigation, and there is no assurance that we will have sufficient liquidity to continue operations.” in this Quarterly Report on Form 10-Q for additional information.

Our cash balance as of July 31, 2021, was $10.4 million.

Subsequent to June 30, 2021, we issued and sold an aggregate of 18,207,800 shares of our common stock at an average price per share of $0.4593 under the ATM Program for net proceeds of approximately $8.4 million. As of July 31, 2021, we have approximately $1.4 million available for future issuances under the ATM Program. See “Recent Developments – ATM Program” for additional information.

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

Summary of Cash Flows

Cash and cash equivalents as of June 30, 2021, was $6.9 million, or $15.2 million lower than net cash of $22.1 million on December 31, 2020. The decrease was driven primarily by legal expenses and research and development.

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$(15,214)	$5,662
Net cash used in investing activities	—	(193)
Net cash provided by (used in) financing activities	(31)	21,295
Net increase (decrease) in cash and cash equivalents	(15,245)	26,764

Cash flows from operating activities

For the six months ended June 30, 2021, cash used in operating activities was $15.2 million, primarily attributable to net loss of $15.9 million and by a net change in our net operating assets and liabilities of $0.08 million, partially offset by non-cash charges of $1.5 million. Non-cash charges primarily consisted of $1.0 million in depreciation and amortization and $0.5 million in stock-based compensation expense. The change in our net operating assets and liabilities was primarily due an increase of $6.1 million in accounts and non-trade receivables, a $0.5 million increase in inventory, and a $0.2 million increase in other assets partially offset by a $5.2 million net increase in accounts payable and accrued expenses and warranty liability a $0.9 million increase in deferred revenue.

For the six months ended June 30, 2020, cash provided in operating activities was $5.7 million, primarily attributable to net loss of $17.1 million, partially offset by a net change in our net operating assets and liabilities of $19.6 million, and non-cash charges of $3.2 million. Non-cash charges primarily consisted of $1.6 million in depreciation and amortization, $0.5 million in stock compensation expense, $0.4 in inventory write-downs, $0.3 million in bad debt expense, $0.2 in non-cash interest expense and $0.2 million in accretion of debt discount. The change in our net operating assets and liabilities was primarily due to a $4.8 million decrease in accounts receivables, a $3.9 million decrease in inventory, and a $10.6 million net increase in accounts payable, and accrued expenses and warranty liability.

Cash flows from investing activities

For the six months ended June 30, 2021, there was no cash used in investing activities.

For the six months ended June 30, 2020, cash used in investing activities was $0.2 million attributable to purchases of property and equipment.

Cash flows from financing activities

For the six months ended June 30, 2021, cash used by financing activities was $0.03 million, as a result of the repayment of outstanding debt obligation $0.07 million to a supplier, partially offset by proceeds of stock activity of $0.04 million.

For the six months ended June 30, 2020, cash provided by financing activities was $21.3 million, primarily derived from the net proceeds of our public offering of $25.0 million, and proceeds from the exercise of stock options of $0.3 million, partially offset by $4.0 million for the B. Riley Repayment.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had not entered into any off-balance sheet arrangements and did not have any holdings in variable interest entities.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our consolidated financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2020, that have had a material impact on our condensed consolidated financial statements and related notes.

Recently Issued Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements.

Segment Information

We have one business activity and operate in one reportable segment.

JOBS Act

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to filing this Quarterly Report on Form 10-Q. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting described below, as well as our failure to include management’s report on internal controls in our original Annual Report on Form 10-K for the year ended December 31, 2020, our principal executive and financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

•	Retained outside consultants in June 2021, to specifically evaluate our disclosure controls and procedures. Work is in process.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10 in this Quarterly Report on Form 10-Q for more information

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

Our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2021, were prepared on the assumption that we would continue as a going concern. Our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2021, did not include any adjustments that might result from the outcome of this uncertainty. As a result of our ongoing net losses, there is a substantial doubt about our ability to continue as a going concern over the next twelve months. The reaction of investors to our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

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

We have incurred significant net losses since 2013 and have an accumulated deficit of $212.1 million as of June 30, 2021. In the first six months of 2021, our liquidity has been further negatively impacted by a decline in the sales of our legacy products while our next generation products are still under development. In addition, legal expenses related to our ongoing SEC investigation during the six months of 2021 were significantly higher than expected and may continue to impact our results in the foreseeable future. As a result, we will need to obtain additional financing to fund our operations. We cannot provide any assurance that we will be able to secure sufficient liquidity to fund our operations, including through additional capital from the sale of equity securities or financings, or that we will be able achieve profitability through the roll-out of our next-generation products or the cost efficiencies implemented in 2020. If we are unable to generate or obtain the requisite amount of financing needed to fund our business operations, our liquidity and ability to continue operations could be materially adversely affected. As a result, we may be required to delay, reduce or cease our operations and we may be required to seek bankruptcy protection.

We may not be able to continue to develop solutions to address user needs effectively, including our next generation products, which would materially adversely affect our liquidity and our ability to continue operations.

Our industry is characterized by:

•	evolving industry standards;

•	frequent new product and service introductions;

•	evolving distribution channels;

•	increasing demand for customized product and software solutions;

•	rapid competitive developments; and

•	changing customer demands.

Technological advancements could render our products obsolete, which typically erodes prices and causes products to become unmarketable. Our success will depend on our ability to respond to changing technologies and customer requirements, and our ability to develop and introduce new and enhanced products in a cost-effective and timely manner. For example, our products are compatible with fourth generation, or 4G, technology, but emerging fifth generation wireless, or 5G, technology is expected to require network infrastructure upgrades, which could require us to update and migrate all of our systems from 4G to 5G. In addition, several of our legacy products are nearing or have reached the end of their product lifecycle and are becoming obsolete due to technological advancements and ongoing change in the industry. As a result, we have experienced significant declines in revenue in recent quarters due to a drop in the number of unit sales of these legacy handheld devices. For example, during the six months ended June 30, 2021, the number of unit sales of our legacy rugged handheld devices decreased by 65,952, or 44%, compared to the six months ended June 30, 2020, primarily as a result of these products reaching the end of their product lifecycle.

As a result, we are currently prioritizing spending on research and development of our next generation ruggedized mobile phones, which we currently anticipate launching in the third quarter of 2021. However, the research and development necessary to launch our next generation products will require us to incur additional costs and our liquidity continues to be adversely impacted by our ongoing net losses. There can be no assurance that we will have sufficient resources to complete the development of our next generation ruggedized mobile phones and bring them to market. Even if we are able to introduce our next generation ruggedized mobile phones to the market,  there can be no assurance that these new product introductions will lead to any sales or increase in revenue. If we fail to develop these next generation products or enhancements on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, operations, financial condition and liquidity would be further materially adversely affected and we may be required to delay, reduce or cease our operations and we may be required to seek bankruptcy protection. See above under “Our liquidity has been adversely impacted by our ongoing net losses, including as a result of declines in the sales of our legacy products while our next generation products are still under development and our ongoing SEC investigation, and there is no assurance that we will have sufficient liquidity to continue operations.”

Further, the development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing, and other difficulties that could delay or prevent the development, introduction or marketing of our new products and enhancements. If we experience delays with new products, if our expectations regarding market demand and direction are incorrect, if sales of our existing products begin to decline more rapidly, or if the rate of decline continues to exceed the rate of growth of our next generation products, it will materially and adversely affect our business, results of operations and financial condition, and may require us to significantly reduce or even eliminate certain research and development programs.

We are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel, the loss of any of whom could adversely impact our business.

Our future success depends in large part on the continued contributions of a concentrated and limited group of senior management and other key personnel. As previously disclosed, beginning in 2021, we outsourced substantially all of our software development and manufacturing work to third parties and, as part of these outsourcings, we transferred or eliminated a significant number of employees. As of June 30, 2021, our worldwide employee headcount was 85 employees, down from 317 employees at December 31, 2020, and 500 employees at December 31, 2019. Our senior management team is also small, with Mr. Robert Tirva serving as our President, Chief Operating Officer and Chief Financial Officer as of May 31, 2021. We currently have no Chief Executive Officer.

Due to the small size of our Company and our limited number of employees, each member of our executives, managers and other key personnel serve a critical role to our success. If we are unable to retain sufficiently experienced and capable employees, including those who can help us increase revenues generated from our end market segments, our business and financial results may suffer. The loss of the services of any additional executives, managers or other key personnel could impede the achievement of our strategic objectives, seriously harm our ability to successfully implement our business strategy and adversely impact our operating results. In addition, if additional executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, including due to COVID-19, we may not be able to replace them in a timely manner and we could experience significant declines in productivity and/or errors due to insufficient staffing or managerial oversight. Moreover, experienced and capable employees in the technology industry remain in high demand, and there is continual competition for their talents. Given our size, we may be at a disadvantage, relative to our larger competitors, in the competition for these personnel.

We cannot assure you that our exploration of strategic and financing alternatives will result in a transaction and/or financing or that any such transaction or financing would be successful, and the process of exploring strategic and financing alternatives or its conclusion could adversely impact our business and our stock price.

In August 2021, we announced that we had initiated a review of our strategic alternatives and capital market options, including both buy and sell side opportunities. This process is ongoing, and we engaged B. Riley to assist in the process.

There can be no assurances that the strategic and financing alternatives process will result in the announcement or consummation of any strategic or financing transaction, or that any resulting plans or transactions will yield additional value for shareholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in any potential transaction with the Company.

The process of exploring strategic and financial alternatives could adversely impact our business, financial condition and results of operations. We could incur substantial expenses associated with identifying and evaluating potential strategic and financing alternatives, including those related to equity compensation, severance pay and legal, accounting and financial advisory fees. In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the board of directors from our business, could negatively impact our ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction. The public announcement of a strategic or financing alternative may also yield a negative impact on operating results if prospective or existing customers are reluctant to commit to new products or if existing customers decide to shift their business to a competitor. Further, speculation regarding any developments related to the review of strategic or financial alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.2	May 17, 2019

10.1	Separation and Release Agreement, dated May 31, 2021, between Sonim Technologies, Inc. and Tom Wilkinson.	8-K	001-38907	10.1	June 1, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SONIM TECHNOLOGIES, INC.

Date: August 16, 2021	By:	/s/ Robert Tirva
Robert Tirva
President, Chief Financial Officer and Chief Operating Officer (Principal Executive Officer: Duly Authorized Officer, Principal Financial Officer)