Form 10-Q
period 2021-09-30
SONIM TECHNOLOGIES INC
filed 2021-11-12
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 16,066,421 shares of common stock, $0.001 par value per share, issued and outstanding.

i

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$10,187	$22,141
Accounts receivable, net	2,798	4,152
Non-trade receivable	2,845	453
Inventory	9,906	11,344
Prepaid expenses and other current assets	6,863	7,481
Total current assets	32,599	45,571
Property and equipment, net	570	843
Other assets	5,023	3,898
Total assets	$38,192	$50,312
Liabilities and stockholders’ equity
Current portion of long-term debt	$177	$177
Accounts payable	12,563	8,856
Accrued expenses	10,154	9,906
Warranty liability	1,296	1,530
Deferred revenue	—	5
Total current liabilities	24,190	20,474
Income tax payable	1,283	1,243
Long-term debt, less current portion	74	185
Total liabilities	25,547	21,902
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 9,253,238 and 6,631,039 shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively.*	9	7
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively.	—	—
Additional paid-in capital	235,719	224,581
Accumulated deficit	(223,083)	(196,178)
Total stockholders’ equity	12,645	28,410
Total liabilities and stockholders’ equity	$38,192	$50,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Reflects the 1-for-10 reverse stock split that became effective on September 15, 2021. Refer to Note 1 – The Company and its Significant Accounting Policies for further information.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$14,445	$14,393	$38,639	$48,157
Cost of revenues	12,661	9,994	31,738	36,675
Gross profit	1,784	4,399	6,901	11,482
Operating expenses:
Research and development	5,492	3,389	13,826	10,581
Sales and marketing	3,087	2,884	7,456	8,611
General and administrative	2,961	2,477	7,602	7,644
Legal	967	1,768	4,276	5,359
Restructuring costs	—	—	—	1,087
Total operating expenses	12,507	10,518	33,160	33,282
Loss from operations	(10,723)	(6119)	(26,259)	(21,800)
Interest expense	—	(182)	—	(803)
Other expense, net	(126)	(13)	(419)	(408)
Loss before income taxes	(10,849)	(6,314)	(26,678)	(23,011)
Income tax expense	(90)	(150)	(227)	(513)
Net loss	$(10,939)	$(6,464)	$(26,905)	$(23,524)
Net loss per share, basic and diluted*	$(1.31)	$(0.98)	$(3.72)	$(5.96)
Weighted–average shares used in computing net loss per Share, basic and diluted*	8,366,283	6,593,764	7,222,541	3,949,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Reflects the 1-for-10 reverse stock split that became effective on September 15, 2021. Refer to Note 1 – The Company and its Significant Accounting Policies for further information.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021, AND 2020 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

	Common stock*		Additional Paid-in	Accumulated	Total Stockholders’
For the Three Months Ended September 30, 2021	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2021	6,695,272	$7	$225,099	$(212,144)	$12,962
Issuance of common stock, net of issuance costs	2,555,788	2	10,335	—	10,337
Net settlement of common stock upon release of RSU	2,149	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	285	—	285
Common stock variance, reverse stock split	29	—	—	—	—
Net loss	—	—	—	(10,939)	(10,939)
Balance at September 30, 2021	9,253,238	$9	$235,719	$(223,083)	$12,645

	Common Stock*		Additional Paid-in	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2021,	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	6,631,039	$7	$224,581	$(196,178)	$28,410
Issuance of common stock upon exercise of stock options	707	—	5	—	5
Issuance of common stock, net of issuance costs	2,555,788	2	10,335	—	10,337
Issuance of common stock upon exercise of ESPP	9,992	—	38	—	38
Net settlement of common stock upon release of RSU	55,683	—	—	—	—
Common stock variance, reverse stock split	29	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	760	—	760
Net loss	—	—	—	(26,905)	(26,905)
Balance at September 30, 2021	9,253,238	$9	$235,719	$(223,083)	$12,645

	Common Stock*		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended September 30, 2020	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2020	2,916,372	$3	$223,558	$(183,306)	$40,255
Issuance of common stock, net of issuance costs	—	—	64	—	64
Issuance of common stock, debt repayment	—	—	169	—	169
Issuance of common stock upon exercise of stock options	287	—	1	—	1
Net settlement of common stock upon release of RSU	7,812	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	312	—	312
Net loss	—	—	—	(6,464)	(6,464)
Balance at September 30, 2020	2,924,471	$3	$224,104	$(189,770)	$34,337

	Common Stock*		Additional Paid-in	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2020,	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	2,043,701	$2	$191,769	$(166,246)	$25,525
Issuance of common stock, net of issuance costs	3,680	—	25,056	—	25,056
Issuance of common stock, debt repayment	822,682	1	6,169	—	6,170
Issuance of common stock upon exercise of stock options	36,663	—	304	—	304
Issuance of common stock upon exercise of ESPP	6,426	—	42	—	42
Net settlement of common stock upon release of RSU	11,319	—	(6)	—	(6)
Employee and nonemployee stock-based compensation	—	—	770	—	770
Net loss	—	—	—	(23,524)	(23,524)
Balance at September 30, 2020	2,924,471	$3	$224,104	$(189,770)	$34,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Reflects the 1-for-10 reverse stock split that became effective on September 15, 2021. Refer to Note 1 – The Company and its Significant Accounting Policies for further information.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,905)	$(23,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,631	2,321
Stock-based compensation	760	770
Inventory write-downs	—	407
Non-cash interest expense	—	335
Accretion of debt discount	—	159
Loss on disposal of asset	59	—
Deferred income taxes	(9)	(1)
Bad debt expense	685	289
Changes in operating assets and liabilities:
Accounts receivable	669	4,897
Non-trade receivable	(2,392)	(619)
Inventory	1,438	6,296
Prepaid expenses and other current assets	589	44
Other assets	(1,134)	134
Accounts payable	3,648	3,210
Accrued expenses	248	4,399
Warranty liability	(234)	(235)
Deferred revenue	(5)	(1)
Income tax payable	40	174
Net cash used in operating activities:	(20,912)	(710)
Cash flows from investing activities:
Purchase of property and equipment	(20)	(203)
Net cash used in investing activities	(20)	(203)
Cash flows from financing activities:
Repayment on long-term debt	(111)	(4,109)
Proceeds from PPP Loan	—	2,289
Repayment of PPP Loan	—	(2,289)
Proceeds from issuance of common stock, net of costs	9,046	25,056
Taxes paid on net issuance of restricted stock units	—	(6)
Proceeds from ESPP purchase of stock	38	42
Proceeds from exercise of stock options	5	304
Net cash provided by financing activities	8,978	21,287
Net increase (decrease) in cash and cash equivalents	(11,954)	20,374
Cash and cash equivalents at beginning of period	22,141	11,298
Cash and cash equivalents at end of period	$10,187	$31,672
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$260
Cash paid for income taxes	45	76
Non-cash investing and financing activities:
Issuance of common stock included in other assets	1,291	—
Other assets included in accounts payable	—	108
Settlement of long-term debt with issuance of common stock	—	6,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

NOTE 1 —The Company and its significant accounting policies

Basis of presentation and preparation

The condensed consolidated financial statements include the accounts of Sonim Technologies, Inc. and its wholly owned subsidiaries (collectively “Sonim” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

On September 15, 2021, the Company effected a 1-for-10 stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock on that date. Additionally, the number of shares of the Company’s common stock subject to outstanding stock options and restricted stock units, the exercise price of all of its outstanding stock options, and the number of shares of common stock reserved for future issuance pursuant to its equity compensation plans were adjusted proportionately in connection with the Reverse Stock Split. The number of authorized shares of common stock under the Company’s Amended and Restated Certificate of Incorporation and the par value per share of its common stock were unchanged. All historical share and per share amounts presented herein have been adjusted retrospectively to reflect these changes.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with GAAP.

Pursuant to the requirements of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the condensed consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company had cash and cash equivalents of $10,187 and an accumulated deficit of $223,083 at September 30, 2021, and a net loss of $10,939 for the quarter ended September 30, 2021. Since inception, the Company has been developing ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. The Company’s ability to continue as a going concern is dependent on its ability to complete ongoing and future development of its ultra-rugged mobile phones and accessories, continue commercial scale production and sell its products. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and product sales. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

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

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

New accounting pronouncements:

Pronouncements adopted in 2021:

In December 2019, FASB issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740 in order to reduce cost and complexity of its application.  The ASU removes the exception related to the incremental approach for intra-period tax allocation, as well as two exceptions related to account for outside basis differences of equity method investments and foreign subsidiaries. This guidance is effective for fiscal years beginning after December 31, 2021, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have an impact on the Company’s condensed consolidated financial statements.

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

NOTE 2 —Revenue recognition

The Company recognizes revenue primarily from the sale of products, including its mobile phones, barcode scanners and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606, Revenue from Contracts with Customers. The Company also recognizes revenue from other contracts that may include a combination of products and non-recurring engineering (NRE) services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three and nine months ended September 30, 2021, and 2020, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific products. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

Net revenue for an individual contract is recognized at the related transaction price, which is the amount the Company expects to be entitled to in exchange for transferring the goods and/or services. The transaction price for product sales is calculated as the product selling price, net of variable consideration, which may include estimates for marketing development funds, sales incentives, and price protection and stock rotation rights. The Company records reductions to net revenues related to future product returns based on the Company’s expectations and historical experience. Typically, variable consideration does not need to be constrained as estimates are based on specific contract terms. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur. The transaction price for a contract with multiple performance obligations is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices for products are determined based on the prices charged to customers, which are directly observable. Standalone selling price of the professional services are mostly based on time and materials. The Company determines its estimates of variable consideration based on historical collection experience with similar payor classes, aged accounts receivable by payor class, terms of payment agreements, correspondence from payors related to revenue audits or reviews, the Company’s historical settlement activity of audited and reviewed claims and current economic conditions using the portfolio approach. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods.

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

Disaggregation of revenue

The following table presents the Company’s net revenue disaggregated by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Smartphones	$2,800	$5,684	$11,115	$18,040
Feature Phones	11,396	8,323	25,735	28,059
Scanners	3	—	1,094	—
Accessories/Other	246	386	695	2,058
	$14,445	$14,393	$38,639	$48,157

Shipping and handling costs

The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

Distributor returns allowance

The Company records reductions to net revenues related to future distributor product returns based on the Company’s expectation. The Company had allowances for distributor product returns totaling approximately $300 as of September 30, 2021.

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

The total capitalized costs to fulfill a contract is primarily associated with Company’s introduction of the XP8 model phone and now the XP3 Plus model feature phone. As of September 30, 2021, and December 31, 2020, the total costs to fulfill a contract included in other assets were $2,684 and $2,889, respectively.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. As of September 30, 2021, the Company did not have a contract receivable balance. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the condensed consolidated balance sheets. As of January 1, 2021, and September 30, 2021, the contract liabilities were $5 and zero, respectively.

The following table is a rollforward of contract balances as of September 30, 2021:

Contractual
Liability
Balance at, January 1, 2021	$5
Recognition of revenue	(880)
Addition to deferred revenue	875
Balance at, September 30, 2021	$—

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Concentration of Customers

Revenue from customers with concentration greater than 10% in the three and nine months ended September 30, 2021, and 2020 accounted for approximately the following percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	21%	11%	27%	*
Customer B	23%	28%	24%	40%
Customer C	28%	11%	13%	11%
Customer D	*	13%	*	10%

*	Customer revenue did not exceed 10% in the respective period.

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at September 30, 2021, and December 31, 2020.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,500	$—	$—	$1,500

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$17,905	$—	$—	$17,905

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

NOTE 4 —Inventory

The following table presents the components of the Company’s inventory as of September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Finished goods	$5,892	$7,792
Raw materials	3,017	2,590
Accessories	997	962
	$9,906	$11,344

Distributor returns allowance

The Company records reductions to cost of goods sold related to future distributor product returns based on the Company’s expectation. The Company had inventory related to distributor product returns totaling approximately $197 as of September 30, 2021.

NOTE 5 — Accounts Receivable

The following table presents the components of the Company’s receivables as of September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Trade receivables	$3,548	$4,217
Allowance for doubtful accounts	(750)	(65)
Accounts receivable, net	2,798	4,152
Vendor non-trade receivables	2,845	453
Total accounts receivable	$5,643	$4,605

The Company has non-trade receivables from a manufacturing vendor resulting from the sale of components to this vendor who manufactures and assembles final products for the Company.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $750 and $65 as of September 30, 2021, and December 31, 2020, respectively. The entire amount of the allowance was for a distributor who is not a 10% customer.

Trade receivables from two customers approximated 22% and 15% of total accounts receivable at September 30, 2021, and receivables from two customers approximated 26% and 10% of total trade receivables at, December 31, 2020.

NOTE 6 —Warranty Liability

The table below sets forth the activity in the warranty liability for the nine months ended September 30, 2021, and 2020:

Balance, January 1, 2021	$1,530
Additions	880
Cost of warranty claims	(1,114)
Balance, September 30, 2021	$1,296

Balance, January 1, 2020	$1,154
Additions	1,269
Cost of warranty claims	(1,187)
Balance, September 30, 2020	$1,236

NOTE 7 —Long-Term Debt

In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements are paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $251 and $362, at September 30, 2021, and December 31, 2020, respectively.

NOTE 8 —Stockholders’ Equity

On September 15, 2021, the Company effected a 1-for-10 stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock on that date. Additionally, the number of shares of the Company’s common stock subject to outstanding stock options and restricted stock units, the exercise price of all of its outstanding stock options, and the number of shares of common stock reserved for future issuance pursuant to its equity compensation plans were adjusted proportionately in connection with the Reverse Stock Split. The number of authorized shares of common stock under the Company’s Amended and Restated Certificate of Incorporation and the par value per share of its common stock were unchanged. All historical share and per share amounts presented herein have been adjusted retrospectively to reflect these changes.

On June 30, 2021, we entered into an At Market Issuance Sales Agreement (“Sales Agreement”) with B. Riley Securities, Inc. and EF Hutton, a division of Benchmark Investments, LLC (“Sales Agents”) to sell shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $10,000, from time to time, through an “at-the-market offering” program (the “June 2021 ATM Program”). Under the terms of the Sales Agreement, we paid the Sales Agents a commission equal to 3.0% of the gross proceeds from each sale of common stock sold through it under the Sales Agreement. We exhausted this June 2021 ATM Program on July 14, 2021, selling an aggregate of 1,820,785 shares of our common stock at an average price per share of $4.59 and for net proceeds of approximately $8,363 during the three and nine months ended September 30, 2021.

On September 23, 2021, we entered into a new At Market Issuance Sales Agreement with the same B. Riley Securities, Inc., as sales agent, to sell shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $41,637 from time to time, through a new “at the market offering” program (the “ATM Program”). Under the terms of the Sales Agreement, we will pay B. Riley Securities, Inc. a commission equal to 3.0% of the gross proceeds from each sale of common stock sold through it under the Sales Agreement. From September 27, through September 30, 2021, we issued and sold an aggregate of 735,003 shares of our common stock at an average price per share of $2.69 under the ATM Program for net proceeds of approximately $1,974. All proceeds were received by September 30, 2021, with exception of $1,291, which were received by October 4, 2021. The outstanding net proceeds were classified as long term other assets since the cash was collected prior to the issuance of our financial statements, and as such, the statement of cashflows reflects $9,046 in cash collected as of September 30, 2021.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of October 31, 2021, we had approximately $24.8 million available for future issuances under the ATM Program.

NOTE 9 —Stock-based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2021, and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of revenues	$16	$16	$48	$39
Sales and marketing	45	59	156	165
General and administrative	189	173	426	371
Research and development	35	64	130	195
	$285	$312	$760	$770

Stock Options:

Stock option activity for the nine months ended September 30, 2021, is set forth in the table below and reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

			Weighted average
		Weighted average	remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2021	144,303	$36.37	7.82	$24
Options granted	—	$—
Options exercised	(707)	$7.50
Options forfeited	(23,171)	$27.55
Options expired	(13,781)	$32.29
Outstanding at September 30, 2021	106,644	$39.00	6.35	$9

Exercisable at September 30, 2021	69,082	$42.34	5.36	$9

*The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of September 30, 2021, there was approximately $1,758 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately three years.

Restricted Stock Units:

Restricted stock units’ (“RSU”) activity for the nine months ended September 30, 2021, is set forth in the table below and reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

RSUs
Outstanding at January 1, 2021	269,138
Granted	47,597
Released	(55,683)
Forfeited	(84,175)
Outstanding at September 30, 2021	176,877

Exercisable September 30, 2021	—

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of September 30, 2021, unvested RSU’s totaled 176,887 shares. There were 47,597 RSU’s granted for the nine months ended September 30, 2021, and 269,200 RSU’s granted for the nine months ended September 30, 2020.

As of September 30, 2021, shares issued under the employee stock purchase plan (“ESPP”) totaled 36,056 shares. There were 9,992 ESPP shares issued for $38, in the nine months ended September 30, 2021, and 6,426 ESPP shares issued for $42, in the nine months ended September 30, 2020.

NOTE 10 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three months ended September 30, 2021, and 2020, the Company recorded provisions for income taxes of $90, and $150, respectively. For the nine months ended September 30, 2021, and 2020, the Company recorded provisions for income taxes $227, and $513, respectively.

NOTE 11 —Commitments and Contingencies

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate Sonim under certain circumstances to indemnify its current and former directors, officers or employees, and underwriters, with respect to certain of the matters described below and Sonim has been advancing legal fees and costs to certain current and former directors, officers, employees and underwriters in connection with certain matters describe below.

Royalty payments— The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire in 2021 and 2026. Royalty expense for the three months ended September 30, 2021, and 2020 was $524 and $470, respectively. Royalty expense for the nine months ended September 30, 2021, and 2020 was $1,369 and $1,664, respectively. The Company may be required to pay additional royalties to additional patent holder and technology providers on future products.

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

Securities and Exchange Commission Formal Order of Private Investigation: In March 2020, the Company received a voluntary document request from the SEC San Francisco Regional office, and in August 2020, the Company was informed that the SEC Staff was conducting a formal investigation into events that occurred in 2018-2019.  The Company has been cooperating in the SEC’s ongoing investigation.  In October 2021, the Company and the SEC Staff began discussions regarding a potential resolution of the investigation, Those discussions are ongoing. The Company is unable to predict the likely outcome of the investigation, including whether it can be resolved through settlement negotiations, or determine its potential impact, if any, on the Company.

Derivative litigation— On September 21, 2020, the Company, and certain of its current and former directors and officers were sued

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

On February 1, 2021, the same plaintiffs’ lawyers in the Kusiak action filed a new derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former directors and officers, captioned Gupta v. Plaschke, et al., Case No. 1:21-cv-130-MN (“Gupta”). The allegations in the Gupta complaint are generally similar to those in the Kusiak action. The defendants filed a motion to dismiss the Gupta derivative action based on plaintiff’s failure to make a litigation demand on Sonim’s directors. Given the early stages of this proceeding and the limited information available, the Company cannot predict the outcome of this legal proceeding or determine its potential impact, if any, on the Company.

General litigation—The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these other matters will have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

The results of any future litigation cannot be predicted with certainty and, regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management time and resources and other factors.

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

Contingent severance obligations—The Company has agreements in place with certain key employees (Executive Severance Arrangements) guaranteeing severance payments under certain circumstances. Generally, in the event of termination by the Company without cause, termination due to death or disability, or resignation for good reason, the Company is obligated to the pay the employees in accordance to the terms of the agreements. On May 31, 2021, the Company and Tom Wilkinson agreed that he will cease serving as the Company’s Chief Executive Officer.  In connection with his departure, the Company entered into a Separation and Release Agreement with him pursuant to which he will continue to be paid his base salary of $400, the rate in effect on the effective date for a period of twelve months, subject to tax withholding and any other authorized deductions, and will continue to be eligible for the Transaction Bonus Plan until November 30, 2021.

On December 11, 2019, the Board of Directors approved the Sonim Technologies Inc. Transaction Bonus Plan (the “Plan”) that is intended to incentivize Company employees who are in a position to significantly impact the value received by the Company’s stockholders in a change of control transaction. Pursuant to the Plan, upon consummation of a change of control transaction, 10% of the consideration payable to Company stockholders, after deducting transaction expenses, will be distributed to Plan participants, including the Company’s named executive officers. The Plan has a three-year term and may be extended by the administrator of the Plan. Subject to the terms of the Plan, participants must be continuously providing services to the Company through the date of the closing of a change in control transaction to be eligible to receive a bonus thereunder, except in the event of death or disability or involuntary termination without cause as further described in Section 5(c) and 5(d) of the Plan, and payment is contingent upon delivery and non-revocation of a general release of claims. In connection with the adoption of the Plan, the Board of Directors allocated a 50% interest in the Plan to Tom Wilkinson, the Company’s former Chief Executive Officer, and a 10% interest in the Plan to Robert Tirva, the Company’s President, Chief Operating Officer and Chief Financial Officer, and 35% to 6 other key employees and consultants.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 12 —Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months shown below and reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(10,939)	$(6,464)	$(26,905)	$(23,524)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	8,366,283	6,593,764	7,222,541	3,949,415
Net loss per share, basic and diluted	$(1.31)	$(0.98)	$(3.72)	$(5.96)

The dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the three and nine months ended, are presented in the table below. The table also reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Shares subject to options to purchase common stock	106,644	168,568	106,644	168,568
Unvested restricted stock units	176,877	257,738	176,877	257,738
Total	283,521	426,306	283,521	426,306

NOTE 13 —Segment and Geographic Information

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

The following table summarizes the revenue by region based on ship-to destinations for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
U.S.	$11,786	$9,128	$28,524	$34,824
Canada and Latin America	1,105	3,987	8,220	10,645
Europe and Middle East	605	431	932	1,225
Asia Pacific	949	847	963	1,463
Total revenues	$14,445	$14,393	$38,639	$48,157

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The following table summarizes the composition of revenues for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product Sales	$14,412	$14,337	$38,563	$48,074
Services	33	56	76	83
Total revenues	$14,445	$14,393	$38,639	$48,157

NOTE 14 —Restructuring Costs

At the beginning of 2021, the Company outsourced substantially all of its software development to a third-party and transferred 105 employees to support the ongoing work to be performed. In connection with outsourcing its software development, the Company entered into an agreement of future business volume over the next three years in the amount of $7.1 million, of which the Company has committed to that a minimum value of $3.1 million will be assured in the first year of business. The Company has paid $2.5 million during the nine months ended September 30, 2021.

Additionally, in the beginning of 2021, the Company outsourced its manufacturing work to a supply chain partner and transferred 22 employees as part of this solution.

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

Total restructuring costs of approximately $1.2 million were broken out between operating expenses of $1.1 million and cost of revenues of $0.1 million for the nine months ended September 30, 2020.

The Company paid insignificant bonuses and cash settlement of options for the India employees for the nine months ended September 30, 2021.

NOTE 15 -Subsequent Events

From October 1, 2021, through October 15, 2021, the Company received $14,283 in net proceeds from the sale of 6,813,183 shares of our common stock at an average price per share of $2.10 under the ATM Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as amended, for the year ended December 31, 2020. Certain statements in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding our business strategies, growth prospects, operating and financial performance, plans, estimates and projections. These statements are based on management’s current expectations and beliefs and on information currently available to us. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including but not limited to:

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

•	We have identified one material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements; and

•	We have failed in the past, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our common stock may become delisted.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. You should review the “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2020, and Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Research and Development

We believe that our performance is significantly dependent on the investments we make in research and development and that we must continue to develop and introduce innovative and high quality, new products on a two to three-year cycle. While the hardware design of our devices is generally the same for all wireless carriers, each device must be configured to conform to the requirements of each wireless carrier’s network, resulting in higher development expenses as the number of wireless carriers we sell through increases. In addition to the design and configuration costs, each device must undergo a multi-month technical approval process at each carrier before it can be certified to be stocked at such carrier. The approval process for each device for each carrier has historically cost between $1-2 million. Prior to commencement of development of a product for certification, we generally do not receive any purchase orders or commitments. Following a carrier’s review of product concepts, we may receive a product award letter from that carrier to move forward with the development and certification process, at which time we may begin receiving advance purchase orders or commitments. Since the timing of when we seek technical approval with our wireless carriers tends to be cyclical in nature, quarter-over-quarter expenditures may vary significantly depending on the number of approvals in process during the quarter. If we fail to innovate and enhance our product offerings, our brand, market position and revenues may be adversely affected. If our research and development efforts are not successful, we will not recover these investments that we make. See the risk factor entitled “We may not be able to continue to develop solutions to address user needs effectively, including our next generation products, which would materially adversely affect our liquidity and our ability to continue operations.” in this Quarterly Report on Form 10-Q for more information.

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

New Product Introduction and Seasonality

We have historically experienced lower net revenue in the quarters leading up to new product introductions, as the revenue decline of legacy products does not perfectly match the revenue ramp up of new products. New product introductions can significantly impact net revenue, gross profit and operating expenses. The timing of product introductions can also impact our net revenue as our wireless carrier customers prepare for a new product launch, and channel inventory of an older product often declines as the launch of a newer product approaches. Net revenue can also be affected when consumers and distributors anticipate a new product introduction. However, neither historical seasonal patterns nor historical patterns of product or service introductions should be considered reliable indicators of our future pattern of product or service introductions, future net sales or financial performance.

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

Recent Developments

Liquidity and Going Concern

We had cash and cash equivalents of $10,187 and an accumulated deficit of $223,083 at September 30, 2021, and a net loss of $10,939 for the quarter ended September 30, 2021. Since inception, we have been developing ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. Our ability to continue as a going concern is dependent on, among other things, our ability to complete ongoing and future development of our ultra-rugged mobile phones and accessories, continue commercial scale production and sell our products. We believe that our current level of cash and cash equivalents is not sufficient to fund commercial scale production and product sales. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from government or financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets, including pursuant to our ATM Program (as defined below), is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to us and our industry. See Note 1 and risk factor entitled “Our unaudited condensed consolidated financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.” in this Quarterly Report on Form 10-Q for more information.

Rugged Handheld and Tablet Devices

Beginning in the three months ended March 31, 2021, we entered the rugged handheld and tablet market with our new SmartScanner products. The Sonim RS80, an Android-based tablet that is certified as Android Enterprise Recommended by Google, became available in February 2021. Additionally, we shipped the Sonim RS60, an Android-based handheld computer and LTE device that is certified as Android Enterprise Recommended by Google, during the three months ended June 30, 2021. On June 30, 2021, we announced the RT80, an Android-based tablet that differs from the RS80 by not having an integrated barcode scanner.

Next Generation Ruggedized Mobile Phones

During the nine months ended September 30, 2021, we prioritized spending on research and development of our new products, including our next generation feature phones, and we successfully launched the first product (the XP3 Plus) in the third quarter of 2021. These devices will utilize new processors for increased performance and provide expanded network support for additional and new carriers in the United States, as well as in Europe. They will also include new features and support usability requirements based on feedback from our current customers. In the nine months ended September 30, 2021, we saw strong demand for the initial ultra-rugged feature phone that launched in the third quarter of 2021, with shipments during the three months ended September 30, 2021, of approximately $4.3 million. We continue to see strong purchase order volume into the fourth quarter of 2021; such purchase orders are not binding and could be terminated at any time.

On June 29, 2021, we announced that we had secured design win awards with a leading U.S. carrier for two of our next-generation ultra-rugged phones expected to be introduced in 2022 – an upgraded feature phone with enhanced push to talk (“PTT”) capabilities, and a smartphone with 5G capabilities. The carrier design win awards were made based on the design specifications, feature set and costs provided by Sonim as part of an RFP process. We now have design win awards from the three largest U.S. carriers for new products that we began shipping as of September 30, 2021 and will continue through the third quarter of fiscal 2022. During the quarter ended September 30, 2021, we successfully launched the XP3 Plus to two major U.S. carriers. Design win awards do not obligate the carriers to purchase any devices and may be terminated at any time. In addition, such design wins will require additional capital and investment in research and development which the Company may not have access to or be able to raise.

Restructuring

At the beginning of 2021, we outsourced substantially all of our software development to a third-party and transferred 105 employees to support the ongoing work to be performed.  In connection with outsourcing our software development, we entered into an agreement of future business volume over the next three years in the amount of $7.1 million, of which we have committed that a minimum value of $3.1 million will be assured in the first year of business. We have paid $2.5 million related to this agreement during the nine months ended September 30, 2021. The remaining $0.6 million is expected to be paid during the fourth quarter of 2021.

Additionally, in the beginning of 2021, we outsourced our manufacturing work to a supply chain partner and transferred or eliminated 22 employees as part of this solution. Our worldwide employee count at September 30, 2021, was 78.

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

Nasdaq Minimum Bid Price Delinquency and Reverse Stock Split

On April 28, 2021, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). On September 15, 2021, we effected a 1-10 reverse stock split (“Reverse Stock Split”) of our issued and outstanding shares of common stock, which increased the trading price of our common stock on Nasdaq and resulted in a change in the number of shares of our outstanding stock from 85,161,562 to 8,516,122. Additionally, the number of shares of our common stock subject to outstanding stock options and restricted stock units, the exercise price of all of our outstanding stock options, and the number of shares of common stock reserved for future issuance pursuant to our equity compensation plans were adjusted proportionately in connection with the Reverse Stock Split. The number of authorized shares of common stock under our Amended and Restated Certificate of Incorporation and the par value per share of our common stock were unchanged.

On September 30, 2021, we received a letter from the Staff notifying us that we had regained compliance with the minimum bid requirement.

ATM Program

On June 30, 2021, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. and EF Hutton, a division of Benchmark Investments, LLC to sell shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $10,000,000, from time to time, through an “at-the-market offering” program (the “June 2021 ATM Program”). We exhausted this June 2021 ATM Program in July 14, 2021, selling an aggregate of 1,820,785 shares of our common stock at an average price per share of $4.59 and for net proceeds of approximately $8,363,250.

On September 23, 2021, we entered a new At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”) to sell shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $41,636,612 from time to time, through a new “at the market offering” program (the “ATM Program”). Under the terms of the Sales Agreement, we will pay the Sales Agent a commission equal to 3.0% of the gross proceeds from each sale of common stock sold through it under the Sales Agreement. From September 27, 2021, through October 15, 2021, we issued and sold an aggregate of 7,548,186 shares of our common stock at an average price per share of $2.16 under the ATM Program for net proceeds of approximately $16.3 million. As of October 31, 2021, we had approximately $24.8 million available for future issuances under the ATM Program.

Strategic Alternatives

In August 2021, we announced that we had initiated a review of our strategic alternatives and capital market options, including both buy and sell side opportunities. This process is ongoing, and we engaged B. Riley to assist in the process. There can be no assurances that the strategic and financing alternatives process will result in the announcement or consummation of any strategic or financing transaction, or that any resulting plans or transactions will yield additional value for shareholders. See the risk factor entitled “We cannot assure you that our exploration of strategic and financing alternatives will result in a transaction and/or financing or that any such transaction or financing would be successful, and the process of exploring strategic and financing alternatives or its conclusion could adversely impact our business and our stock price” in this Quarterly Report on Form 10-Q for more information.

Results of Operations

The following tables present key components of our results of operations for the three and nine months ended September 30, 2021, compared to results for the same period in 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Increase (Decrease)%		2021	2020	Increase (Decrease)%
Net revenues	$14,445	$14,393	$52	—	$38,639	$48,157	$(9,518)	(20%)
Cost of revenues	12,661	9,994	2,667	27%	31,738	36,675	(4,937)	(13%)
Gross profit	1,784	4,399	(2,615)	(59%)	6,901	11,482	(4,581)	(40%)
Operating expenses	12,507	10,518	1,989	19%	33,160	33,282	(122)	—
Loss from operations	(10,723)	(6,119)	(4,604)	75%	(26,259)	(21,800)	(4,459)	20%
Interest and other expense, net	(126)	(195)	69	(35%)	(419)	(1,211)	792	(65%)
Loss before income taxes	(10,849)	(6,314)	(4,535)	72%	(26,678)	(23,011)	(3,667)	16%
Income tax expense	(90)	(150)	60	(40%)	(227)	(513)	286	(56%)
Net loss	$(10,939)	$(6,464)	$(4,475)	69%	$(26,905)	$(23,524)	$(3,381)	14%

Net Revenues

For the three months ended September 30, 2021, net revenues were approximately $14.4 million, as compared to net revenues of $14.4 million for the three months ended September 30, 2020. Approximately 89% of net revenues for the third quarter of 2021 was attributable to North America, Canada, and Latin America compared to approximately 91% of net revenues in the same period in 2020. Our top three customers accounted for approximately 72% of net revenues in the third quarter of 2021, and our top four customers accounted for approximately 63% of net revenues for the same period in 2020. Revenue for the three months ended September 30, 2021, was primarily driven by sales of our new XP3 Plus of $4 million which helped offset the decline in the sales of our legacy products of $3.5 million.

For the nine months ended September 30, 2021, net revenues were $38.6 million compared to net revenues of $48.1 million for the nine months ended September 30, 2020, a decrease of $9.5 million, or 20%. Approximately 95% of net revenue for the nine months ended September 30, 2021, was attributable to North America, Canada, and Latin America compared to approximately 94% for the nine months ended September 30, 2020. Our top three customers accounted for approximately 64% of our net revenue for the nine months ended September 30, 2021, compared to approximately 61% of net revenue for the same period in 2020. The decline in revenue for the nine months ended September 30, 2021, was primarily driven by a drop in the number of unit sales of our legacy product by 79,699, or 39% due to the aging of the existing product set, partially offset by the unit sales of the XP3 Plus of 25,380 and the unit scanner sales of 1,833.

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

Gross Profit

Gross profit for the three months ended September 30, 2021, was $1.8 million, as compared to $4.4 million for the three months ended September 30, 2020, a decrease of $2.6 million or 59%. The decrease in gross profit is a result of the product mix resulting in a lower average selling price along with an increase in a higher average cost decreasing gross profit by approximately $2.5 million.

Gross profit for the nine months ended September 30, 2021, was $6.9 million, as compared to $11.5 million for the nine months ended September 30, 2020, a decrease of $4.6 million or 40%. The decrease in gross profit is a result of a drop in unit sales which caused a decrease in gross profit of approximately $5.1 million. The gross profit percentage dropped as a result of product mix related to our lower margin XP3 Plus.

Operating Expenses and Net Operating Loss

Net operating loss for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, increased by $4.6 million and $4.5 million, respectively, driven primarily by the decrease in revenues discussed above and, the decrease in gross profit margin. The increase in operating expenses of $2.0 million and $0.1 million for the three and nine months ended September 30, 2021, and 2020, respectively.

Operating expenses are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
	(in thousands, except %)				(in thousands, except %)
Research and development expense	$5,492	$3,389	$2,103	62%	$13,826	$10,581	$3,245	31%
Sales and marketing expense	3,087	2,884	203	7%	7,456	8,611	(1,155)	(13%)
General and administrative expense	2,961	2,477	484	20%	7,602	7,644	(42)	(1%)
Legal expense	967	1,768	(801)	(45%)	4,276	5,359	(1,083)	(20%)
Restructuring costs	—	—	—	—	—	1,087	(1,087)	(100%)
Total Operating Expenses	$12,507	$10,518	$1,989	19%	$33,160	$33,282	$(122)	—

Research and Development.

Research and development expenses for the three months ended September 30, 2021, were $5.5 million, as compared to $3.4 million for the three months ended September 30, 2020, an increase of $2.1 million, or 62%. These expenses increased primarily due to a $3.1 million increase in product development costs related to the new SmartScanner products and our next generation feature phone, partially offset by decreases in employee headcount related expenses of $0.5 million, consultant expenses of $0.3 million and other office expenses of $0.2 million.

Research and development expenses for the nine months ended September 30, 2021, were $13.8 million, as compared to $10.6 million for the nine months ended September 30, 2020, an increase of $3.2 million, or 31%. These expenses increased primarily due to a $6.1  million increase in product development costs related to the new SmartScanner products and our next generation feature phone, partially offset by a decrease in employee headcount related expenses of $2.4 million, consultant expenses of $0.3 million, depreciation expense of $0.2 million.

Sales and Marketing.

Sales and marketing expenses for the three months ended September 30, 2021, were $3.1 million, as compared to $2.9 million for the three months ended September 30, 2020, an increase of $0.2 million, or 7%. These expenses increased due to a $0.9 million increase in marketing related expenses, offset by decreases in headcount related expenses of $0.7 million.

Sales and marketing expenses for the nine months ended September 30, 2021, were $7.5 million, as compared to a $8.6 million for the nine months ended September 30, 2020, a decrease of $1.2 million, or 13%. These expenses decreased due to a $2.0 million decrease in employee headcount related costs, and a decrease in travel related expenses of $0.2 million, partially offset by an increase in marketing related expenses of $0.9 million.

General and Administrative.

General and administrative expenses for the three months ended September 30, 2021, were $3.0 million, as compared to $2.5 million for the three months ended September 30, 2020, an increase of $0.5 million, or 20%. This increase was due to an increase of $0.8 million in base debt related expenses, partially offset by a decrease of $0.3 million in payroll related expenses.

General and administrative expenses for the nine months ended September 30, 2021, and 2020, were a consistent $7.6 million as a result of decreases in payroll related expenses of $0.4 million and other office related expenses of $0.1 million, partially offset by an increase in payroll related expenses of $0.5 million.

Legal expenses.

Legal expenses for the three months ended September 30, 2021, were $1.0 million, as compared to $1.8 million for the three months ended September 30, 2020, a decrease of $0.8 million, or 45%. The decrease of $0.8 million was primarily due to decreased expenses related to the SEC investigation.

Legal expenses for the nine months ended September 30, 2021, were $4.3 million, as compared to $5.4 million for the nine months ended September 30, 2020, a decrease of $1.1 million, or 20%. Legal expenses were higher than expected for the nine months ended September 30, 2021, and 2020 due to shareholder litigation as well as the ongoing SEC investigation. Legal expenses for the nine months ended September 30, 2021, include $4.3 million related to the SEC investigation. Legal expenses in the nine months ended September 30, 2020, include a $2.0 million legal settlement associated with the shareholder litigation and $3.4 million in other legal expenses, primarily related to the SEC investigation.

Restructuring Costs

In September 2019, our Board of Directors approved, and our management commenced and completed, a restructuring plan to reduce operating costs and better align our workforce with the needs of our business. During the nine months ended September 30, 2021, we did not record any costs related to restructuring. During the nine months ended September 30, 2020, $1.1 million was recorded in restructuring costs. Our total worldwide employee count as of September 30, 2021, was 78.

Interest and Other Expense, net

We recorded $0.1 million in foreign exchange loss for the three months ended September 30, 2021. We recorded $0.2 million in net interest expense for the three months ended September 30, 2020. The decrease in interest expense is a result of the payoff of the outstanding indebtedness to B. Riley Principal Investments, LLC (“BRPI”) in June 2020.

We recorded $0.3 million in foreign exchange loss for the nine months ended September 30, 2021, compared to $0.4 million in foreign exchange loss and $0.8 million in net interest expense for the nine months ended September 30, 2020. The decrease in interest expense is a result of the payoff of the outstanding indebtedness to BRPI in June 2020.

Income Tax Expense

We recognized income tax expense of $0.2 million for the three months ended September 30, 2021 and 2020.

We recognized income tax expense of $0.2 million for the nine months ended September 30, 2021, as compared to income tax expense of $0.5 million for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of September 30, 2021, we did not have any convertible loans or any other borrowing structures in place.

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $10.2 million, as September 30, 2021. During the nine months ended September 30, 2021, our net loss was $26.9 million, and it is likely that we will continue to experience operating losses into the future because we have not yet generated sufficient revenue levels needed to ensure profitability.  Our cash balance during the quarter ended September 30, 2021, increased by $3.0 million primarily due to our ATM program. Although we remain subject to the risks and uncertainties associated with the development and release of new products, among others, we believe our operations have been streamlined to enable us to conduct business more effectively and efficiently despite near term economic uncertainty. However, our liquidity has been negatively impacted by a decline in the sales of our legacy products while our next generation products are still under development. In addition, legal expenses related to our ongoing SEC investigation have been significantly higher than expected and may continue to impact our results in the foreseeable future. In addition, the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us under certain circumstances to indemnify our current and former directors, officers or employees, and underwriters, with respect to certain of our litigation matters, including the ongoing SEC investigation, and we have been advancing legal fees and costs to certain current and former directors, officers, employees and underwriters in connection with certain of the matters disclosed in Note 11, Commitments and Contingencies. As a result of the foregoing, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance for the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

To alleviate these conditions, our management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic or investment partners with greater resources or access to funds or through obtaining credit from government or financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets, including through our ATM Program, is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. See risk factor entitled “Our liquidity has been adversely impacted by our ongoing net losses, including as a result of declines in the sales of our legacy products while our next generation products are still under development and our ongoing SEC investigation, and there is no assurance that we will have sufficient liquidity to continue operations.” in this Quarterly Report on Form 10-Q for additional information.

Our cash balance as of October 31, 2021, was approximately $17.5 million.

During the three months ended September 30, 2021, we issued and sold an aggregate of 2,555,788 shares of our common stock at an average price per share of $4.0641 under the June 2021 ATM Program and the ATM Program for net proceeds of approximately $10.3 million of which approximately $9 million was received during the quarter and $1.3 million was received October 2021. Subsequent to September 30, 2021, we issued and sold an aggregate of 6,813,183 shares of our common stock at an average price per share of $2.10 under the ATM Program for net proceeds of approximately $14.3 million.  As of October 31, 2021, we have approximately $24.8 million available for future issuances under the ATM Program.  See “Recent Developments – ATM Program” for additional information.

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

Summary of Cash Flows

Cash and cash equivalents as of September 30, 2021, was $10.2 million, or $11.9 million lower than net cash of $22.1 million on December 31, 2020. The decrease was driven primarily by legal expenses and research and development.

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(20,912)	$(710)
Net cash used in investing activities	(20)	(203)
Net cash provided by financing activities	8,978	21,287
Net increase (decrease) in cash and cash equivalents	(11,954)	20,374

Cash flows from operating activities

For the nine months ended September 30, 2021, cash used in operating activities was $20.9 million, primarily attributable to net loss of $26.9 million, partially offset by non-cash charges of $3.1 million and a net change in our net operating assets and liabilities of $2.9 million. Non-cash charges primarily consisted of $1.6 million in depreciation and amortization,$0.8 million in stock-based compensation expense and $0.7 million in allowance for bad debt. The change in our net operating assets and liabilities was primarily due to a net increase of $1.7 million in accounts and non-trade receivables, and a $0.5 million increase in prepaids and other assets, partially offset by a $3.7 million net increase in accounts payable, accrued expenses and warranty liability and a $1.4 million decrease in inventory.

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

Cash flows from investing activities

For the nine months ended September 30, 2021, there was $0.02 million of cash used in investing activities.

For the nine months ended September 30, 2020, cash used in investing activities was $0.2 million attributable to purchases of property and equipment.

Cash flows from financing activities

For the nine months ended September 30, 2021, cash provided by financing activities was $9.0 million, primarily due to $9.0 in net proceeds from our current and prior ATM Program, offset by repayment of an outstanding debt obligation $0.1 million to a supplier.

For the nine months ended September 30, 2020, cash provided by financing activities was $21.3 million, primarily derived from the net proceeds of our public offering of $25.2 million, and from the exercise of stock options of $0.3 million, partially offset by $4.1 million related to the payoff of the outstanding indebtedness to BRPI.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements and did not have any holdings in variable interest entities.

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

JOBS Act

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and reduced disclosure obligations regarding executive compensation in our prospectuses and in our periodic reports and proxy statements.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10 in this Quarterly Report on Form 10-Q for more information regarding legal proceedings.

Item 1A. Risk Factors.

With the exception of the following risk factors, there are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020:

We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently listed for trading on the Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among others, a minimum stockholders’ equity of $2.5 million and a minimum bid price for our common stock of $1.00 per share, or risk possibly delisting, which would have a material adverse effect on our business. On April 29, 2021, we received a letter from the Listing Qualifications staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer met the requirement of the Nasdaq Capital Market to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a). As discussed under “Recent Developments” included elsewhere in this report, on September 15, 2021, we effected a 1-for-10 Reverse Stock Split in order to regain compliance with the minimum bid price requirement and, on September 30, 2021, Nasdaq informed us that we had regained full compliance with Nasdaq’s continued listing requirements. However, there can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing requirements. If we do not maintain compliance with the Nasdaq continuing listing requirements, our common stock may be delisted from the Nasdaq Capital Market and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

Our unaudited condensed consolidated financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2021, were prepared on the assumption that we would continue as a going concern. Our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2021, did not include any adjustments that might result from the outcome of this uncertainty. As a result of our ongoing net losses, there is substantial doubt about our ability to continue as a going concern over the next twelve months. The reaction of investors to our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

Additionally, if our projected operating results fail to improve, our liquidity could be further adversely impacted, and we may need to seek additional sources of funding. We are actively pursuing expanding our business and increasing our revenue opportunities while effectively managing business operations and exploring further cost saving opportunities. We may not be successful in these efforts, in which case, we may need to seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to invest in growth opportunities. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we continue to issue additional equity securities to raise funds, whether to existing investors or others, or through our ATM Program or otherwise, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. We may also be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq.

Our liquidity has been adversely impacted by our ongoing net losses, including as a result of declines in the sales of our legacy products while our next generation products are still under development and our ongoing SEC investigation, and there is no assurance that we will have sufficient liquidity to continue operations.

We have incurred significant net losses since 2013 and have an accumulated deficit of $223.1 million as of September 30, 2021. In the nine months ended September 30, 2021, our liquidity has been further negatively impacted by a decline in the sales of our legacy products while our next generation products are still under development. In addition, legal expenses related to our ongoing SEC investigation during the nine months ended September 30, 2021, were significantly higher than expected and may continue to impact our results in the foreseeable future. In addition, the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us under certain circumstances to indemnify our current and former directors, officers or employees, and underwriters, with respect to certain of our litigation matters, including the ongoing SEC investigation, and we have been advancing legal fees and costs to certain current and former directors, officers, employees and underwriters in connection with certain of the matters disclosed in Note 11, Commitments and Contingencies. As a result of the foregoing, we will need to obtain additional financing to fund our operations. We cannot provide any assurance that we will be able to secure sufficient liquidity to fund our operations, including through additional capital from the sale of equity securities or financings, or that we will be able achieve profitability through the roll-out of our next-generation products or the cost efficiencies implemented in 2020. If we are unable to generate or obtain the requisite amount of financing needed to fund our business operations, our liquidity and ability to continue operations could be materially adversely affected. As a result, we may be required to delay, reduce or cease our operations and we may be required to seek bankruptcy protection.

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

Technological advancements could render our products obsolete, which typically erodes prices and causes products to become unmarketable. Our success will depend on our ability to respond to changing technologies and customer requirements, and our ability to develop and introduce new and enhanced products in a cost-effective and timely manner. For example, our products are compatible with fourth generation, or 4G, technology, but emerging fifth generation wireless, or 5G, technology is expected to require network infrastructure upgrades, which could require us to update and migrate all of our systems from 4G to 5G. In addition, several of our legacy products are nearing or have reached the end of their product lifecycle and are becoming obsolete due to technological advancements and ongoing change in the industry. As a result, we have experienced significant declines in revenue in recent quarters due to a drop in the number of unit sales of these legacy handheld devices. For example, during the nine months ended September 30, 2021, the number of unit sales of our legacy rugged handheld devices decreased by 79,699, or 39%, compared to the nine months ended September 30, 2020, primarily as a result of these products reaching the end of their product lifecycle.

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

Our future success depends in large part on the continued contributions of a concentrated and limited group of senior management and other key personnel. As previously disclosed, beginning in 2021, we outsourced substantially all of our software development and manufacturing work to third parties and, as part of these outsourcings, we transferred or eliminated a significant number of employees. As of September 30, 2021, our worldwide employee headcount was 78 employees, down from 317 employees at December 31, 2020, and 500 employees at December 31, 2019. Our senior management team is also small, with Mr. Robert Tirva serving as our President, Chief Operating Officer and Chief Financial Officer as of May 31, 2021. We currently have no Chief Executive Officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021.	8-K	001-38907	3.1	September 15, 2021

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.1	November 8, 2021

10.1	Employment Letter Agreement, dated October 14, 2021, by and between Sonim Technologies, Inc. and Robert Tirva.	8-K	001-38907	10.1	October 15, 2021

10.2	2021 Non-Employee Director Compensation Policy.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SONIM TECHNOLOGIES, INC.

Date: November 10, 2021	By:	/s/ Robert Tirva
Robert Tirva
President, Chief Financial Officer and Chief Operating Officer (Principal Executive Officer, Duly Authorized Officer, Principal Financial Officer)