Form 10-K
period 2021-12-31
SONIM TECHNOLOGIES INC
filed 2022-03-21
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38907

Sonim Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	94-3336783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 River Place Boulevard, Bldg. 7, S#250

Austin, TX, 78730

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021 was approximately $37,359,618.

At March 21, 2022, 19,269,213 shares of Common Stock, par value $0.001, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III, Items 10-14 of this Form 10-K will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference to the Registrant's definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding our business strategies, growth prospects, operating and financial performance, plans, estimates and projections. These statements are based on management’s current expectations and beliefs and on information currently available to us. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including but not limited to, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K, as well as those set forth below under “Summary of Risk Factors.”

The risks and uncertainties set forth in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. As a result, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

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

•	We are not in compliance with the listing standards of the Nasdaq Stock Market and as a result our common stock may become delisted;
•	There is substantial doubt about our ability to continue as a going concern and we may not be able to improve our liquidity or financial position;
•

Our liquidity has been adversely impacted by our ongoing net losses, including as a result of declines in the sales of our legacy products while our next generation products are still under development and our ongoing Securities and Exchange Commission investigation;

•	We have not been profitable in recent years and may not achieve or maintain profitability in the future;
•	We rely on our channel partners to generate a substantial majority of our revenues;
•	A small number of customers account for a significant portion of our revenue;
•	We are materially dependent on some customer relationships that are characterized by non-binding product award letters and the loss of such relationships could harm our business and operating results;
•	Our business is difficult to evaluate because we have a limited operating history in our markets;
•	We continue to restructure and transform our business;
•	Our quarterly results may vary significantly from period to period;
•	We rely primarily on third-party contract manufacturers and partners;
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
•

Others may claim that we infringe on their intellectual property rights, which may result in costly and time-consuming litigation and could delay or otherwise impair the development and commercialization of our products, and

We have identified one material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.

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

Overview

We are a leading U.S. provider of ultra-rugged mobile devices, including phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobile phones and accessories to the three largest wireless carriers in the United States— AT&T, T-Mobile and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. We also sell our ruggedized phones and accessories through distribution channels in North America, South America and Europe. Our devices and accessories connect workers with voice, data and workflow applications in two end markets: industrial enterprise and public sector.

Task workers in these end markets have historically been limited to pen and paper, older radio technology and/or single-purpose electronic devices, such as barcode scanners, location-tracking devices and sensors, to accomplish specific tasks. These single-purpose devices have historically operated on proprietary networks, such as Land Mobile Radio 94 or LMR networks that enable Push-to-Talk or PTT services for voice communications. We provide communication devices that consolidate and integrate multiple functions including PTT, into a single ruggedized solution running on commercial wireless networks at a total cost of ownership that we believe is significantly lower than other solutions and that provides improved productivity and safety of task workers.

Our solutions include ultra-rugged mobile phones that are capable of attaching to both public and private wireless networks, industrial-grade accessories that meet the requirements of specific applications, and software applications and cloud-based tools that provide management and deployment services to our customers. We tightly integrate PTT capabilities into both the hardware and software of our mobile phones, including a dedicated hard key that can initiate a PTT call even if the phone is in a sleep-state. End customers of our solutions include construction, energy and utility, hospitality, logistics, manufacturing, public sector and transportation entities that primarily purchase our devices and accessories through their wireless carriers. The key attributes of our solutions are specifically tailored for the needs of our end users, including impact resistance, waterproof, chemical resistant, and dustproof construction, extended battery life and extra loud audio, supported by a three-year comprehensive warranty. All of our devices run on the Android operating system, providing a familiar and intuitive user interface, and our smartphones have access to a library of millions of applications available through the Google Play Store. We have also implemented dozens of application programming interfaces, or APIs, specific to our mobile phones and have partnered with third-party application developers to create a purpose-built experience for our end users using these applications on our mobile phones. This includes working with the leading providers of PTT and mission-critical-PTT, or MCPTT applications to deliver a seamless instant communications experience.

We currently have stocked phone and accessory products with the three largest U.S. wireless carriers: AT&T, T-Mobile and Verizon, meaning that these carriers test and certify our mobile phones on their networks and maintain inventory in their warehouses that they then sell through their enterprise and retail sales teams to end customers, often on a subsidized or financed basis. Our full product portfolio has also been stocked with the three largest Canadian wireless carriers since 2015. In 2021, we sold approximately 24,000 mobile phones in Canada and 197,000 in the United States.

We enter into master sales arrangements with carriers (including channel partners contributing over 89% of our total revenues for the year ended December 31, 2021) under which our partners purchase our solutions for distribution on a purchase order basis. Under these arrangements, we and the channel partners determine sales channel distribution in connection with pricing (including any discounts and price protection) and market positioning of each particular mobile phone product. We also offer our channel partners channel marketing and other promotional incentives, such as sales volume incentives, in exchange for retail price reductions. We may also offer Non-Recurring Engineering, or NRE services in the form of third-party design services relating to the design of materials and software licenses used in the manufacturing of our products. In both years ended December 31, 2021 and 2020, approximately 76% of our revenues were derived from our top four customers. We expect our revenues to continue to be heavily concentrated among our top customers, and the loss of, or significant reduction in orders from, any of these customers could significantly reduce our revenues and adversely impact our operating result.

For the years ended December 31, 2021 and 2020, our revenues were $54.6 million and $64.0 million, respectively.  For the years ended December 31, 2021 and 2020, our net loss was $38.6 million and $29.9 million, respectively. For the years ended December 31, 2021 and 2020, revenues from our top four customers were $42 million and $49 million, respectively.

COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption in financial markets. As a result of the pandemic, including the introduction of new variants of COVID-19, our workforce shifted to operating in a primarily remote working environment, which has created productivity, connectivity, and oversight challenges. We have been experiencing and expect to continue to experience supply chain delays and higher shipping costs. The effects of the ongoing pandemic are unpredictable, and as a result we may experience increased costs and/or disruption as long as the pandemic persists.

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

The global market for rugged handhelds and rugged smartphones continues to grow and we believe that the use of consumer phones in line-of-business applications provides an attractive market opportunity. Ruggedized mobile phones are well suited for industrial enterprise and other critical infrastructure applications due to their durability and functionality in a range of environments. Equipping workers with smarter mobile phones also helps enable more efficient communication with and between field employees and enhance the information that decision-makers use to deploy resources within their organizations. The PTT over cellular network market, such as rugged phones on LTE with integrated PTT functions, has been steadily growing, in part as a replacement for aging LMR systems. The migration of a large base of legacy Windows-based handheld devices to Android continues to be a growth driver for rugged handhelds.

Industrial Enterprise Market Opportunity

Within the industrial enterprise market, we primarily focus on providing our solutions for business-critical tasks. In the United States and Canada there are task workers across verticals in our industrial enterprise end market, including transportation and logistics, construction, manufacturing, facilities management and energy and utility, who could benefit from our products. The extreme durability, and enhanced voice and text communication capabilities of our devices, enable these workers to be stationed in remote and hazardous environments, while remaining connected to their central command center at all times.

The functionality and durability requirements for workers in the industrial enterprise market significantly differ from that provided by a consumer-focused mobile device. Our solutions provide enterprises with the ability to centrally manage, and control device functions and data stored on the phone remotely. Enterprises seeking to reduce their operating expenses by optimizing workflows can enhance their workers’ productivity by leveraging specialized, purpose-built rugged platforms with functions such as PTT, location tracking and extra-loud audio. These features are especially crucial for business-critical applications across the industrial enterprise.

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

In March 2017, the Department of Commerce and the First Responder Network Authority awarded AT&T a contract to build, maintain and operate a nationwide high-speed broadband network for public safety, or FirstNet, for 25 years. The contract provided AT&T with 20 MHz of spectrum and $7 billion in funding to support this network and established subscriber targets, milestone buildouts and disincentive fees to help ensure that AT&T fulfills its commitments to public safety. The contract provides AT&T a 25-year lease of FirstNet Band 14 spectrum subject to AT&T enlisting a minimum number of emergency responders across the United States. As of October 2021, FirstNet (Built with AT&T) had signed approximately 18,500 public safety agencies, representing approximately 2.8 million FirstNet connections.

Due to AT&T’s focus on growing its number of public safety users, other major U.S. wireless carriers including T-Mobile and Verizon have been focused on establishing and defending their market positions, creating a highly competitive market for public safety users among the major U.S. wireless carriers.

We introduced our first devices that supported FirstNet, XP8 and XP5s, in the first quarter of 2018, and XP3 the second quarter of 2019. Through our partnerships with wireless carriers that provide FirstNet and similar networks, as well as wireless carriers seeking to obtain market share through other dedicated cellular networks, we believe we are in a strong position to provide our ruggedized solutions through these channel partners to the public safety market as these competing public safety networks mature. We intend to continue to leverage our access to end customers and end users on public safety networks to increase brand awareness and become the favored provider for ruggedized solutions across the public safety market generally. We believe that the general momentum to convert to cellular based systems from LMR, either dedicated or prioritized for public safety, is a global trend as Western European countries and Australia are considering similar wireless networks.

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

Our Strategy

•

Reorganize Company to achieve growth and profitability.  Since November 2019, our management team has endeavored to reorganize the company into a leaner, lower cost organization focused on a path to growth and profitability. The Company has reduced its global headcount from approximately 500 employees at year end 2019 to a headcount of 102 of which 77 are full time employees and 25 contractors as of December 31, 2021. Additionally, we have outsourced substantially all of our manufacturing functions, software development and quality control functions to third parties, transferring the employees who previously performed this work to such third parties. During 2020 and 2021, we decided to proceed with future product co-development and manufacturing with Original Design Manufacturing, or ODM partners. To ensure the efficient manufacturing of our legacy products through this transition, we outsourced our final assembly to a supply chain partner and transferred employees to that partner to enhance their efficiency in taking over our production work. We have also relocated our headquarters from San Mateo, California to Austin, Texas. We believe that restructuring the company positions us to stabilize its operations and invest for future growth.

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

Industrial Enterprise

Transportation and Logistics. Enterprises and fleet workers across supply chain, delivery services and field management rely on mobile devices to operate safely and efficiently in environments that are often susceptible to inclement weather. For enterprises looking to improve supply chain functionality, our mobile resource management applications such as location tracking, mileage tracking, and job dispatch can help businesses monitor operations more efficiently. We believe that a weather-resistant and long-battery ruggedized device, combined with productivity applications and services with the native camera on our XP8 smartphone—provides reliable communication options for transportation and logistics workers. In addition, our solutions reduce the number of devices and tools that these task workers would need to carry in the field by consolidating the functionality of multiple single-purpose devices into one purpose-built mobile device.

Construction. We offer workers in the construction industry crush-, puncture-, scratch- and impact-resistant devices, which we believe to be crucial in environments where there is a high risk of such occurrences. Jobsites also value the PTT capabilities that are tightly integrated into Sonim devices. Additionally, we believe our phones and related accessories help promote worker safety and productivity, with support for lone-worker safety applications and with features such as extended battery life and extra loud-speakers. For business decision-makers, we offer devices with consolidated functionality, which enables a total cost of ownership that we believe is significantly lower versus comparable offerings that enable real-time reporting. This can help eliminate costly delays by capturing verbal, visual and location data from job sites more efficiently.

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

Public Sector

Public Safety. In the United States, AT&T’s FirstNet network and Verizon’s public safety prioritization provide optimized networks for this sector. Through our partnerships with the major wireless carriers, we believe we are in a strong position to provide mission-critical solutions to the public safety market as public safety networks mature. Through enhanced communication capabilities, we believe our devices can decrease the response time of first responders and help public safety workers stay safe and connected in hazardous, isolated or emergency conditions. We believe that the durability of our phones combined with their purpose-built functionality, provide a lower total cost of ownership compared to similar products, which is highly attractive to city and state decision-makers.

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

Sonim XP3plus. The Sonim XP3plus is the next generation of the XP3 and was launched in the third quarter of 2021. The XP3plus improves on the XP3 by providing larger, dynamic, programmable screen and keys, a faster processor, and larger battery while remaining cost-effective.

Scanners and Tablets

During 2021, we offered rugged scanners and tablets. These products will be discontinued in 2022.

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

Sales and Marketing

As of December 31, 2021, our sales and marketing team consisted of 18 professionals located in the United States, Canada and Europe. We sell our products directly to wireless carriers, through distributors and resellers and directly to end customers. Our marketing efforts consist of product marketing, channel partner/carrier marketing and corporate marketing. Product marketing focuses on ensuring that carrier requirements related to product specifications are in-line with our brand requirements. Channel partner marketing focuses on go-to-market strategy as well as developing supplemental sales tools, carrier and non-carrier marketing campaigns, industry trade show materials and brand awareness. Corporate marketing consists of public relations, social and digital marketing and lead generation operations.

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

Non-rugged mobile device manufacturers have not historically created devices specifically to compete in the industrial enterprise and public sector markets.  These manufacturers typically focus on a different consumer audience and the requirements to manufacture ruggedized phones differ significantly from their core products.  Nevertheless, we face competition from manufacturers of non-rugged mobile phones such as Apple Inc. and Samsung Electronics Co. Ltd, or Samsung. to the extent end users decide to purchase traditional devices and add a rugged case for use in environments that we believe are better suited for purpose built ruggedized mobile phones. We also face competition from manufacturers of rugged mobile phones such as Samsung, Bullitt Mobile Ltd. and Kyocera Corporation as well as from large system integrators and manufacturers of private and public wireless network equipment and devices. Competitors in this space include Harris Corporation, JVC KENWOOD Corporation, Motorola Solutions, Inc. and Tait International Limited. For the Data Capture and RFID portion of our product offerings, competitors include companies that provide a broad portfolio of barcode scanning products that are suitable for the majority of global market applications, such as Datalogic USA, Inc., Honeywell International Inc., Panasonic Corporation, Socket Mobile and Zebra Technologies Corporation.

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

Intellectual Property

Our competitiveness and future success are dependent on our ability to protect our own proprietary technology and to access other important intellectual property. We protect our freedom to operate in the markets and mitigate intellectual property costs by proactively securing licenses with key patent holders, filing our own patents, trademarks, and copyrights and participating in defensive patent pools. As of December 31, 2021, we held 17 utility and design patents in the United States and 11 outside the United States and have filed 1 utility and design patent applications in the United States. We also have contractual rights to standard essential patents for 2G, 3G, and 4G wireless technologies, some of which require significant royalty payments. In addition, as of December 31, 2021, we held 16 trademarks in the United States and 17 trademarks outside the United States and have filed 9 trademark applications in the United States and 11 outside the United States. We opportunistically negotiate licenses with other patent holders where appropriate for our technology.

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

Our smartphone devices use the standard Android operating system and our feature phones use an operating system based on the Android Open Source Project. We additionally integrate third-party licensed software on commercially reasonable terms. Several Android-based apps and extension enablers of Android are developed internally by our employees.

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

Employees

We have reduced our global headcount from approximately 500 employees at year end 2019 to headcount of 102, of which 77 are full time employees and 25 contractors as of December 31, 2021.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information

Our Annual Report on Form 10-K, quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the Securities Exchange Commission, or the SEC. The SEC’s website is https://www.sec.gov. Our website provides a link to our SEC filings, which are available free of charge on the same day such filings are made.  The specific location on the website where these reports can be found is https://ir.sonimtech.com/.

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

Risks Related to Our Business

Our consolidated financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our consolidated financial statements as of and for the year ended December 31, 2021, were prepared on the assumption that we would continue as a going concern. Our consolidated financial statements as of and for the year ended December 31, 2021, did not include any adjustments that might result from the outcome of this uncertainty. As a result of our ongoing net losses, there is substantial doubt about our ability to continue as a going concern over the next twelve months. The reaction of investors to our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

Additionally, if our projected operating results fail to improve, our liquidity could be further adversely impacted, and we may need to seek additional sources of funding. We are actively pursuing expanding our business and increasing our revenue opportunities while effectively managing business operations and exploring further cost saving opportunities. We may not be successful in these efforts, in which case, we may need to seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to invest in growth opportunities. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we continue to issue additional equity securities to raise funds, whether to existing investors or others, or through our ATM Program (as defined below) or otherwise, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. We may also be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq.

Our liquidity has been adversely impacted by our ongoing net losses, including as a result of declines in the sales of our legacy products while our next generation products are still under development, and our ongoing SEC investigation, and there is no assurance that we will have sufficient liquidity to continue operations.

We have incurred significant net losses since 2013 and have an accumulated deficit of $234.8 million as of December 31, 2021. In the year ended December 31, 2021, our liquidity has been further negatively impacted by a decline in the sales of our legacy products while our next generation products are still under development. In addition, legal expenses related to our ongoing SEC investigation during the year ended December 31, 2021 were high and may continue to impact our results in the foreseeable future. In addition, the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us under certain circumstances to indemnify our current and former directors, officers or employees, and underwriters, with respect to certain of our litigation matters, including the ongoing SEC investigation, and we have been advancing legal fees and costs to certain current and former directors, officers, employees and underwriters in connection with certain of the matters disclosed in “Note 11. Commitments and Contingencies”. As a result of the foregoing, we will need to obtain additional financing to fund our operations. We cannot provide any assurance that we will be able to secure sufficient liquidity to fund our operations, including through additional capital from the sale of equity securities or financings, or that we will be able achieve profitability through the roll-out of our next-generation products or the cost efficiencies implemented in 2021 and 2020. If we are unable to generate or obtain the requisite amount of financing needed to fund our business operations, our liquidity and ability to continue operations could be materially adversely affected. As a result, we may be required to delay, reduce or cease our operations and we may be required to seek bankruptcy protection.

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

Technological advancements could render our products obsolete, which typically erodes prices and causes products to become unmarketable. Our success will depend on our ability to respond to changing technologies and customer requirements, and our ability to develop and introduce new and enhanced products in a cost-effective and timely manner. For example, our products are compatible with fourth generation, or 4G, technology, but emerging fifth generation wireless, or 5G, technology will require network infrastructure upgrades, which could require us to update and migrate all of our systems from 4G to 5G. In addition, several of our legacy products are nearing or have reached the end of their product lifecycle and are becoming obsolete due to technological advancements and ongoing change in the industry. As a result, we have experienced significant declines in revenue in 2021 due to a drop in the number of unit sales of these legacy handheld devices. For example, during the year ended December 31, 2021, the number of unit sales of our legacy rugged handheld devices decreased by 98,722 or 39%, compared to the year ended December 31, 2020, primarily as a result of these products reaching the end of their product lifecycle.

As a result, we are currently prioritizing spending on research and development of our next generation ruggedized mobile phones. The first model was launched in the third quarter of 2021, and the two remaining models are expected to launch in the third quarter of 2022. However, the research and development necessary to launch our next generation products will require us to incur additional costs and our liquidity continues to be adversely impacted by our ongoing net losses. There can be no assurance that we will have sufficient resources to complete the development of our next generation ruggedized mobile phones and bring them to market. Even if we are able to introduce our next generation ruggedized mobile phones to the market, there can be no assurance that these new product introductions will lead to any sales or increase in revenue. If we fail to develop these next generation products or enhancements on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, operations, financial condition and liquidity would be further materially adversely affected and we may be required to delay, reduce or cease our operations and we may be required to seek bankruptcy protection. See above under “Our liquidity has been adversely impacted by our ongoing net losses, including as a result of declines in the sales of our legacy products while our next generation products are still under development and our ongoing SEC investigation, and there is no assurance that we will have sufficient liquidity to continue operations.”

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

Our future success depends in large part on the continued contributions of a concentrated and limited group of senior management and other key personnel. As previously disclosed, beginning in 2021, we outsourced substantially all of our software development and manufacturing work to third parties and, as part of these outsourcings, we transferred or eliminated a significant number of employees. As of December 31, 2021, our worldwide employee headcount was 77 employees, down from 263 employees at December 31, 2020, and 500 employees at December 31, 2019. Our senior management team is also small, with Mr. Robert Tirva serving as our President, Chief Operating Officer and Chief Financial Officer as of May 31, 2021. We currently have no Chief Executive Officer.

Due to the small size of our Company and our limited number of employees, each member of our executives, managers and other key personnel serves a critical role to our success. If we are unable to retain sufficiently experienced and capable employees, including those who can help us increase revenues generated from our end market segments, our business and financial results may suffer. The loss of the services of any additional executives, managers or other key personnel could impede the achievement of our strategic objectives, seriously harm our ability to successfully implement our business strategy and adversely impact our operating results. In addition, if additional executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, including due to COVID-19, we may not be able to replace them in a timely manner and we could experience significant declines in productivity and/or errors due to insufficient staffing or managerial oversight. Moreover, experienced and capable employees in the technology industry remain in high demand, and there is continual competition for their talents. Given our size, we may be at a disadvantage, relative to our larger competitors, in the competition for these personnel.

We cannot assure you that our exploration of strategic and financing alternatives will result in a transaction and/or financing or that any such transaction or financing would be successful, and the process of exploring strategic and financing alternatives or its conclusion could adversely impact our business and our stock price.

In August 2021, we announced that we had initiated a review of our strategic alternatives and capital market options, including both buy and sell side opportunities. This process is ongoing, and we engaged B. Riley Securities, Inc. to assist in the process.

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

We have incurred significant net losses since 2013 and have an accumulated deficit of $234.8 million as of December 31, 2021. We are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which would negatively impact our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	research and development related to our solutions, including investments in our engineering and technical teams;
•	expansion of our sales and marketing efforts;
•	general and administrative expenses, including legal and accounting expenses related to being, a public company; and
•	continued expansion of our business.

These investments may not result in increased revenues or growth in our business. Additionally, we have recently and may continue to encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to achieve or maintain profitability over the long term or continue as a going concern.  Our consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal sources of liquidity as of December 31, 2021 consist of existing cash and cash equivalents totaling $11.2 million, which includes approximately $27.7 million in net proceeds from our “at-the-market offering” programs (the ATM Program). During 2021, we used approximately $38.5 million of cash and cash equivalents for operating activities. The cost structure of the company has been significantly reduced and many aspects of product development and operational support have been outsourced to add additional spending flexibility if needed.  Any new capital is expected to allow the company to continue operations for at least the next twelve months. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of the Nasdaq Stock Market or Nasdaq. If we cannot grow our revenue run-rate or raise needed funds, we might be forced to make additional reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.

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

We enter into master sales arrangements with the majority of our channel partners (including channel partners contributing approximately 89% of our total revenues for the years ended December 31, 2021 and 2020) under which our partners purchase our products for distribution on a purchase order basis. While these arrangements are typically long term, they generally do not contain any firm purchase volume commitments. As a result, our channel partners are not contractually obligated to purchase from us any minimum quantity of products. We are generally required to satisfy any and all purchase orders delivered to us within specified delivery windows, with limited exceptions (such as orders significantly in excess of forecasts). If we are unable to efficiently manage our supply and satisfy purchase orders on a timely basis to our channel partners, we may be in breach of our sales arrangements and lose potential sales. Our sales arrangements also generally include technical performance standards for our mobile phones and accessories sold, which vary by channel partner. If a technical issue with any of our covered products exceeds certain preset failure thresholds for the relevant performance standard or standards, the channel partner typically has the right to cease selling the product, cancel open purchase orders and levy certain monetary penalties. If our products suffer technical issues or failures following sales to our channel partners, we may be subject to significant monetary impact and our channel partners may cease making purchase orders, which would significantly harm our business and results of operations. In addition, our channel partners retain sole discretion in which of their stocked products to offer their customers. While we may offer limited customer incentives, we generally have limited to no control over which products our channel partners decide to offer or promote, which directly impacts the number of products that our partners will purchase from us.

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

In the years ended December 31, 2021 and 2020, approximately 76% of our revenues for both years, were derived from our top four customers. We expect our revenues to continue to be heavily concentrated among our top customers, and the loss of, or significant reduction in orders from, any of these customers could significantly reduce our revenues and adversely impact our operating results.

We currently rely on the three largest U.S. wireless carriers, and two of the three largest Canadian wireless carriers, for the majority of our revenue. We expect our revenues to remain heavily concentrated among these top wireless carriers, and we will be substantially dependent on these wireless carriers continuing to purchase and promote our products to their sales channels as well as customer demand for devices and services from these wireless carriers (factors over which we do not have any control). The communications industry is also experiencing rapid consolidation and realignment. As a result, our customers may consolidate or align with other entities in a manner that may delay orders or result in reduced demand compared to historical rates for our products. The loss of one or more of these significant customers, or reduced demand or purchases from these significant customers, would result in significant harm to our revenues and results of operations, and our growth could be limited.

We are materially dependent on some customer relationships that are characterized by non-binding product award letters and the loss of such relationships could harm our business and operating results.

We receive award letters or contracts from some of our customers that generally provide for the supply of a customer’s requirements for a particular product, but do not require the purchase of a product. In addition, new program launches require a significant ramp up of costs; however, the sales related to these new programs generally are dependent upon the timing and success of the introduction of our products by our customers. The loss of business with respect to, or the lack of commercial success of, a particular product for which we are a supplier could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.

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

In order to be successful, we must have a competitive business model which brings innovative products and services to market in a timely way. We continue to restructure and transform our business in response to changes in industry and market conditions and to focus on business simplification, quality improvement, reduced direct and indirect costs, and new revenue growth. We must manage the potentially higher growth areas of our business, which entail higher operational and financial risks, as well as the non-core areas, in order for us to achieve improved results. Our assumptions underlying these actions may not be correct, we may be unable to successfully execute these plans, and even if successfully executed, our actions may not be effective or may not lead to the anticipated benefits. As a result, we may determine that further restructuring or business transformation will be needed, which could result in the need to record further special charges such as costs associated with workforce reductions, and we may be unable to maintain or improve our market competitiveness or profitability.

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

Further, we have made, and will continue to make, judgments as to whether we should further reduce, relocate or otherwise change our workforce. For example, the Company has reduced its global headcount from approximately 500 employees at year end 2019 to headcount of 102 of which 77 are full time employees and 25 are contractors as of December 31, 2021. Additionally, we have outsourced substantially all of our manufacturing functions, software development and quality control functions to third parties, transferring the employees who previously performed this work. We also relocated our headquarters from San Mateo, California to Austin, Texas in early 2020. These reductions in force, and the attrition that may occur following these reductions, will result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These restructuring and additional measures we might take to reduce costs could divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, or cause us to delay, limit, reduce or eliminate certain product development plans, each of which could have an adverse impact on our business, operating results and financial condition. Costs incurred in connection with workforce reduction efforts may be higher than estimated. Furthermore, our workforce efforts may impair our ability to achieve our current or future business objectives. Any further workforce efforts including reductions may not occur on the expected timetable and may result in the recording of additional charges.

We are materially dependent on the adoption of our solutions by both the industrial enterprise and public sector markets, and if end customers in those markets do not purchase our solutions, our revenues will be adversely impacted, and we may not be able to expand into other markets.

Our revenues have historically been in the industrial enterprise market, and we are materially dependent on the adoption of our solutions by both the industrial enterprise and public sector markets. End customers in the public sector market may remain, for reasons outside our control, tied to solutions or other competitive alternatives to our phones. Sales of our products to these buyers may also be delayed or limited by these competitive conditions. If our products are not widely accepted by buyers in those markets, we may not be able to expand sales of our products into new markets, and our business, results of operations and financial condition may be adversely impacted.

Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor, analyst or our expectations.

Our quarterly results and, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied significantly from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Due to our smaller scale compared to many of our customers, we are particularly vulnerable to the impacts of changes in these customers’ order forecasts. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels, cost of goods sold and operating expenses would be high relative to revenue, resulting in potential operating losses. If our revenue or operating results do not meet the expectations of investors or securities analysts or fall below any guidance we provide to the market, the price of our common stock may decline substantially.

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

•	our ability to manage inventory while timely meeting customer demand and avoiding charges for excess or obsolete inventory;
•	the availability of third-party service partners to provide contract development and manufacturing services for us;
•	the timing of revenue recognition and revenue deferrals;
•	any future changes in U.S. GAAP or new interpretations of existing accounting rules;
•	the impact of a significant natural disaster, as well as interruptions or shortages in the supply of utilities such as water and electricity;
•	general economic and political conditions in domestic and international markets, and other factors beyond our control;
•	additional developments regarding our intellectual property portfolio and regulatory exclusivity protections, if any;
•	outcomes of litigation and other legal proceedings, as well as the ongoing SEC investigation, and
•	our ongoing regulatory dialogue.

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

We cannot assure we will be able to compete successfully against current or future competitors. Increased competition in mobile computing platforms, or related accessories and software developments may result in price reductions, lower gross profit margins, and loss of market share, and could require increased spending on research and development, sales and marketing, and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products, which may create additional pressures on our competitive position in the marketplace.

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

Each wireless carrier requires each of our devices to complete a thorough technical acceptance process before it can be stocked and sold. Such acceptance processes impose rigorous and complex requirements on our devices, which result in a lengthy testing and certification process, during which we incur substantial operating expenses related to the wireless carrier’s technical acceptance of our devices. The acceptance processes and related costs to us vary across carrier customers depending on carrier size and level of customization required. Generally, the certification process commences within one to three months of product concept development. During this development stage, certain carriers provide a technology roadmap and target demographics, allowing us to define product specifications to meet carrier goals, while other carriers provide defined specifications and preferred price points. Once we receive approval of a product concept by the carrier, we and the carrier advance the product to the development stage. When the product is close to becoming a functioning model, we commence internal quality assurance processes and field testing, which may include third -party lab testing, in-market field testing and interoperability testing. Finally, as the last step in the testing phase, the wireless carrier typically conducts testing itself, following which the product may be certified and stocked. The entire process can last from 6 to 18 months depending on the particular wireless carrier and type of device. Any delay in the acceptance process or failure to satisfy the device certification requirements would affect our ability to bring products to market and adversely impacts our results of operations and financial condition.

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

Our future success is substantially dependent upon continued adoption of devices and related accessories in the industrial enterprise and public sector markets, including the transition from LMR and PTT, to smartphone and cellular networks. These market developments and transitions may take longer than we expect or may not occur at all and may not be as widespread as we expect. If the market does not develop as we expect, our business, operating results and financial condition would be significantly harmed.

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

We depend on a small number of wireless carriers to distribute our products. While we intend to accelerate direct marketing and end-customer brand awareness initiatives in the future, our sales and marketing efforts have historically been predominantly focused on channel partners. As such, our operating expenses related to end-customer marketing efforts have historically been very small, representing less than 1.0% of our total sales and marketing expenses during years ended December 31, 2021 and 2020. To increase end-customer brand awareness requires investments in our sales and marketing efforts. As a result, we expect our sales and marketing expenses to increase in the future, primarily from increased sales personnel expenses, which will require us to cost-efficiently ramp up our sales and marketing capabilities and effectively target end customers. However, there can be no assurance that we will successfully increase our brand awareness or do so in a cost-efficient manner while maintaining market share within our existing sales channels. Our failure to establish stand-alone brand awareness with end customers of our products would leave us vulnerable to competitors and have an adverse impact on our prospects. If we are unable to significantly increase the awareness of our brand and solutions with end customers in a cost-efficient manner, we will remain significantly dependent on our channel partners for sales of our products and would adversely impact our ability to grow our business.

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

Our existing IT systems may be inadequate to manage our growth and we must implement various upgrades to our enterprise resource planning, or ERP, systems, as well as other complementary IT systems, over the next several years. Implementation of these solutions and systems is highly dependent on coordination of numerous software and system providers and internal business teams. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one system could have a significant adverse impact on the implementation of our overall IT infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel and third-party providers implement and become familiar with new systems, increased costs and lost revenues.

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

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $92.3 million and $27.6 million, respectively, due to prior period losses, a portion of which expire in various years beginning in 2037 and 2026, respectively, if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Sonim completed a Section 382 study as part of the Q4 2020 tax provision work.  As a result of the study, the Company concluded that an additional $37.2 million of U.S. federal NOL’s and $0.8 million of U.S. R&D credit carryforwards should be de-recognized as deferred tax assets due to the IRC Section 382 limits.  As a result, the Company reduced those tax attributes in 2020.

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

We and certain of our current and former officers and directors are currently and may in the future become subject to claims and litigation by our stockholders’ alleging violations of securities laws or other related claims which could harm our business, divert management attention, and require us to incur significant costs.  For example, following our IPO in May 2019, four class action lawsuits were filed against us, as described in “Note 11. Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.  Each lawsuit was purportedly brought on behalf of a putative class of all persons who purchased shares of our common stock registered in the IPO, and sought, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. A derivative lawsuit based largely on the factual allegations in the four class action suits is currently pending against us and certain of our current and former officers and directors, as described in “Note 11. Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report. Also, as described in Note 11, an investigation by the SEC is ongoing and in October 2021 the Company and the SEC Staff began discussions concerning a potential resolution of the investigation and those discussions are ongoing.

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us under certain circumstances to indemnify our current and former directors, officers or employees, and underwriters, with respect to certain of the matters described in “Note 11. Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” and we have been advancing legal fees and costs to certain current and former directors, officers, employees and underwriters in connection with certain matters. While a certain amount of insurance coverage may be available for expenses or losses associated with these proceedings, this coverage is subject to deductibles and may not otherwise prove to be sufficient.  Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, with regards to these proceedings; therefore, no litigation reserve has been recorded in the accompanying consolidated financial statements.  There can be no assurances that a favorable final outcome will be obtained.  These proceedings or future litigation or proceedings may require significant attention from management and could result in significant legal expenses, settlement costs, or damage awards that could have a material impact on our financial position, results of operations, and cash flows.

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

The COVID-19 pandemic, and the responses of governments worldwide to COVID-19, are continuing to have a negative impact on regional, national and global economies, disrupting supply chains and reducing international trade and business activity. The pandemic caused many governments throughout the world to implement stay-at-home orders, quarantines, significant restrictions on travel and other social distancing measures including restrictions that prohibit many employees from commuting to their customary work locations and require these employees to work remotely if possible. Although most of these restrictions have been lifted or scaled back, resurgences of COVID-19 and the emergence of new variants thereof have resulted in the re-imposition of certain restrictions and requirements, including restrictions imposed on unvaccinated individuals and employee vaccine mandates, and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19.

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

•

We have experienced and may continue to experience temporary or long-term disruptions in our supply chain, which may significantly impact our distribution network, results of operations (including sales) or business. For example, in 2021 our costs increased for components used in our products due to global supply chain issues, and in 2020 we experienced a reduction in gross profits as a result of expenses incurred during the temporary shut-down of our manufacturing facility in Shenzhen in the first quarter of 2020.

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

•

Exacerbating other pre-existing risks, such as political, regulatory, social, financial, operational and cybersecurity risks, and those associated with global economic conditions, any of which could have a material adverse effect on our business.

We will continue to evaluate the nature and extent of the impact of COVID-19 on our business.

Our business could also be adversely affected in the future by the effects of other health epidemics and the widespread outbreak of different contagious diseases, which may become more prevalent. Any outbreak of contagious diseases, and other adverse public health developments could adversely impact our financial condition and results of operations in a variety of ways, including, but not limited to the variety of ways in which we may be impacted by the COVID-19 pandemic. For example, we could experience supply-chain disruptions, restrictions on our ability to distribute our products and restrictions on our abilities to provide services in the regions affected. Any prolonged and significant supply-chain disruptions or inability to provide products or services would likely impact our sales in the affected region, increase our costs and negatively affect our operating results. In addition, as we have seen in fiscal 2021 and 2020, a significant outbreak of a contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services and likely impact our operating results.

The Company adopted a COVID-19 vaccine mandate in 2021 in response to requirements put in place for vendors by a number of our customers. It is possible that key employees may choose to leave the Company rather than comply with this mandate, which could have a negative impact on our ability to operate effectively until those employees can be replaced.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. As of December 31, 2021, we have identified one material weakness in internal control over financial reporting that pertain to (i) a deficiency in the design and implementation of IT general controls, including elevated (administrator) access to financial reporting systems and subsystems, which are not appropriately restricted and segregated.

Although we have developed and implemented a plan to remediate the material weakness, we cannot assure you that this will occur within a specific timeframe. The material weakness will not be remediated until all necessary internal controls have been designed, implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness- will not result in a material misstatement of our consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weakness in our internal control over financial reporting in the future.

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

On February 16, 2022, we received a new deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until August 15, 2022, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, including by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that we will not be eligible for the additional compliance period and our common stock will be subject to delisting. We would then be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing. We are considering our available options to regain compliance, including whether to effect a reverse stock split. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other Nasdaq listing requirements. If we do not regain compliance with the Nasdaq continuing listing requirements, our common stock will be delisted from the Nasdaq Capital Market and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

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

Additionally, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL. These provisions prohibit large stockholders, in particular a stockholder owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless this stockholder receives board approval for the transaction or 66 2/3% of the shares of voting stock not owned by the stockholder approve the merger or transaction. These provisions of DGCL may have the effect of delaying, deferring or preventing a change in control, and may discourage bids for our common stock at a premium over its market price.

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

The market price of our common stock could decrease significantly as a result of sales of a large number of shares of our common stock in the public market, including through our ATM Program, and the perception that these sales could occur may also depress the market price of our common stock.  Certain stockholders are entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares issued under our equity compensation plans. As a result, subject to the satisfaction of applicable vesting periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

The U.S. government has adopted a new approach to trade policy, including in some cases renegotiating and terminating certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement. The U.S. government has also initiated tariffs on certain foreign goods from a variety of countries and regions, most notably China, where we outsource the manufacturing of our mobile phones, and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, many of these foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy have and may continue to result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries. This in turn could result in significant additional costs to us when shipping our products to various customers in the United States and could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements, or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain our corporate headquarters in a leased facility in Austin, Texas. In addition, we lease a facility totaling 8,416 square feet in San Mateo, California. The lease for our San Mateo facility expires in August 2025. In September 2021, we executed a sublease for the majority of the space to a third party and the sublease was effective in January 2022. We transferred our lease in Shenzhen, China to our new contract manufacturing partner in 2021. We also lease a research and development center in Beijing, China. We believe that our facilities are suitable to meet our current needs.

Item 3. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 11. Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Stock Market under the symbol “SONM.”

Holders of Record

As of March 21, 2022, there were 78 holders of record of our common stock based on information furnished by American Stock Transfer and Trust Company, LLC, the transfer agent for our securities.

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

Purchase of Equity Securities

None

Item 6. Reserved

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

Company Overview

We are a leading U.S. provider of ultra-rugged mobile devices, including phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobile phones and accessories to the three largest wireless carriers in the United States— AT&T, T-Mobile and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. We also sell our ruggedized phones and accessories through distribution channels in North America, South America and Europe. Our devices and accessories connect workers with voice, data and workflow applications in two end markets: industrial enterprise and public sector.

We generate revenues primarily from sales of our mobile phones and industrial-grade accessories. We sell our mobile phones and accessories primarily to wireless carriers in both the United States and Canada, who then resell our products in conjunction with network services to end customers.

Because our U.S. sales channel is primarily comprised of large wireless carriers, the number of customers that we sell to is limited. For the year ended December 31, 2021, approximately 90% of our revenues came from large wireless carriers and 68% came from our top three customers. For the year ended December 31, 2021, our smartphones accounted for approximately 27% of our revenues and our feature phones accounted for approximately 69% of our revenues. To help control and manage the quality, cost and reliability of our supply chain, we directly manage the procurement of all final assembly materials used in our products, which include LCDs, housings, camera modules and antennas. To help contain costs and improve the efficiency of our operations, we have outsourced substantially all of our manufacturing functions, software development and quality control functions to third parties, transferring the employees who previously performed this work. In order to continue to develop differentiated products to attract and retain customers, we have made significant investments in research and development through our partnerships with ODMs. We expect this investment to result in a new generation of rugged phones which will deliver a significant percentage of the Company’s revenue by the end of 2022.

Recent Developments

Liquidity and Going Concern

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $11.2 million, as December 31, 2021. During the year ended December 31, 2021, our net loss was $38.6 million, and it is likely that we will continue to experience operating losses into the future because we have not yet generated sufficient revenue levels needed to ensure profitability. Although we remain subject to the risks and uncertainties associated with the development and release of new products, among others, we believe our operations have been streamlined to enable us to conduct business more effectively and efficiently despite near term economic uncertainty. However, our liquidity has been negatively impacted by a decline in the sales of our legacy products while our next generation products are still under development. In addition, legal expenses related to our ongoing SEC investigation have been significantly higher than expected and may continue to impact our results in the foreseeable future. In addition, the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us under certain circumstances to indemnify our current and former directors, officers or employees, and underwriters, with respect to certain of our litigation matters, including the ongoing SEC investigation, and we have been advancing legal fees and costs to certain current and former directors, officers, employees and underwriters in connection with certain of the matters disclosed in Note 11, Commitments and Contingencies. As a result of the foregoing, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance for the audited consolidated financial statements included in this Annual Report on Form 10-K.

Next Generation of  Phones

The Company is developing next generation phones that are expected to be launched in the third quarter of 2022. The XP5plus replaces the XP5s and the XP10 replaces the XP8.

Restructuring in 2021

On May 31, 2021, Mr. Tom Wilkinson resigned from his positions and offices with Sonim, including as our Chief Executive Officer. In connection with and effective upon Mr. Wilkinson’s separation with the Company on May 31, 2021, the Board appointed Mr. Robert Tirva, the Company’s Chief Financial Officer, to the additional positions of President and Chief Operating Officer of the Company.

In 2021, the Company began co-development and manufacturing with ODM partners.  To ensure the efficient manufacturing of our legacy products through this transition, we outsourced our final assembly to a supply chain partner. These changes resulted in a reduction of global headcount from 263 employees and 54 contractors as of December 31, 2020 to 77 employees and 25 contractors as of December 31, 2021.

Nasdaq Delisting and Reverse Stock Split

On April 28, 2021, we received a deficiency letter from the Staff of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5450(a)(1). On September 15, 2021, the Company effected the 1-for-10 Reverse Stock Split of its issued and outstanding shares of common stock on that date. On September 30, 2021, we received a letter from the Staff notifying us that we had regained compliance with the minimum bid requirement.

On February 16, 2022, we received a new deficiency letter from the Staff of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain the Minimum Bid Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until August 15, 2022, in which to regain compliance. In order to regain compliance with the Minimum Bid Price, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days.

ATM Program

On June 30, 2021, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley Securities, Inc. and EF Hutton, a division of Benchmark Investments, LLC, or the Sales Agents, to sell shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $10 million from time to time, through an “at-the-market offering” program, or the June 2021 ATM Program. Under the terms of the Sales Agreement, we paid the Sales Agents a commission equal to 3.0% of the gross proceeds from each sale of common stock sold through it under the Sales Agreement. We exhausted this June 2021 ATM Program on July 14, 2021, selling an aggregate of 1,820,785 shares of our common stock at a weighted average price per share of $4.59 and for net proceeds of approximately $8.4 million.

On September 23, 2021, we entered into a new At Market Issuance Sales Agreement, or the New Sales Agreement, with B. Riley Securities, Inc., as Sales Agent, to sell shares of our common stock having an aggregate offering price of up to $41.6 million from time to time, through a new “at the market offering” program or the New ATM Program. Under the terms of the New Sales Agreement, we will pay B. Riley Securities, Inc. a commission equal to 3.0% of the gross proceeds from each sale of common stock sold through it under the New Sales Agreement. From September 27, 2021 through December 31, 2021, we issued and sold an aggregate of 10,280,906 shares of our common stock at a weighted average price per share of $1.89 under the New ATM Program for net proceeds of approximately $19.4 million. All proceeds were received by December 31, 2021. As of December 31, 2021, we had approximately $21.6 million remaining under our New ATM Program.

COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption in financial markets. As a result of the pandemic, including the introduction of new variants of COVID-19, our workforce shifted to operating in a primarily remote working environment, which has created productivity, connectivity, and oversight challenges. We have been experiencing and expect to continue to experience supply chain delays and higher shipping costs. The effects of the ongoing pandemic are unpredictable, and as a result we may experience increased costs and/or disruption as long as the pandemic persists.

Restructuring and Reduction in Force

During 2020, we reduced our headcount to better align our expenses with our revenue profile. The Company executed a reduction in force of approximately 10% of its U.S. employees in February 2020 and has also reduced headcount in certain international locations in India and Shenzhen. Our headcount at December 31, 2021 was 102. During 2020, we decided to proceed with future product co-development and manufacturing with ODM partners.  To ensure the efficient manufacturing of our legacy products through this transition, we outsourced our final assembly to a supply chain partner and transferred twenty-two employees to that partner to enhance their efficiency in taking over our production work. We have also relocated our headquarters from San Mateo, California to Austin, Texas. We recorded costs related to restructuring totaling $1.5 million, in 2020, of which $1.0 million was paid out in 2020, and $0.1 million is included in cost of revenues in 2020. The remaining $0.5 million was paid out in 2021.

Key Metrics

We review a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies.

Units Sold

Our smartphones include the XP6, XP7, and XP8 models.  The number of smartphone units sold during the year ended December 31, 2021 compared to the year ended December 31, 2020 decreased by 43%, primarily because the XP6 and XP7 reached end of life in 2020 in terms of new sales and our XP8 smartphone is approaching end of life as we prepare to introduce a replacement 5G smartphone in 2022. Our feature phones include the XP3plus, XP3, XP5, and XP5s models.  The number of feature phone units sold during the year ended December 31, 2021 compared to the year ended December 31, 2020 decreased by 3%, primarily because sales of our new XP3plus were not high enough to offset a decrease in the older XP3. We launched updated versions of the XP3, the XP3plus, in the third and fourth quarter of 2021.

Adjusted EBITDA

In addition to our financial results determined in accordance with U.S. GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our performance related metrics.

	Year Ended December 31,
	2021	2020
	(in thousands)
Smartphones and scanners	31	50
Feature Phones	198	205
Total Units Sold	229	255
Adjusted EBITDA	$(34,746)	$(24,333)

We define Adjusted EBITDA as net loss adjusted to exclude the impact of stock-based compensation expense, depreciation and amortization, interest expense, income taxes, and restructuring costs. Adjusted EBITDA is a useful financial metric in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments, such as stock-based compensation.

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations for various reasons, including:

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

Adjusted EBITDA has limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

•	it does not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
•	it does not reflect changes in, or cash requirements for, working capital needs;
•	it does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments; and
•	other companies in our industry may define and/or calculate this metric differently than we do, limiting its usefulness as a comparative measure.

Set forth below is a reconciliation from net loss to Adjusted EBITDA for the respective periods:

       Year Ended December 31,

	2021	2020
	(in thousands)
Net loss	$(38,627)	$(29,932)
Depreciation and amortization	2,129	2,728
Stock-based compensation	1,085	1,087
Interest expense	—	759
Income taxes	167	(521)
Restructuring costs	—	1,546
Adjusted EBITDA	$(34,746)	$(24,333)

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

While the hardware design of our phones is generally the same for all wireless carriers, each device must be configured to conform to the requirements of each wireless carrier’s network, resulting in higher development expenses as the number of wireless carriers we sell through increases. In addition to the design and configuration costs, each device must undergo a multi-month technical approval process at each carrier before it can be certified to be stocked at each carrier. The approval process for each device for each carrier has historically cost between $1 million and $2 million. Prior to commencement of development of a product for certification, we generally do not receive any purchase orders or commitments. Following a carrier’s review of product concepts, we may receive a product award letter from that carrier to move forward with the development and certification process, at which time we may begin receiving advance purchase orders or commitments. Since the timing of when we seek technical approval with our wireless carriers tends to be cyclical in nature, quarter-over-quarter expenditures may vary significantly depending on the number of approvals in process during the quarter. If we fail to innovate and enhance our product offerings, our brand, market position and revenues may be adversely affected. If our research and development efforts are not successful, then we will not recover these investments that we make.

New Customer Acquisitions

We are focused on continuing to acquire new customers, both in North America and overseas, to support our long-term growth. Historically, we have been dependent on a small number of wireless carriers distributing our products. We have invested, and expect to continue to invest, in our sales and marketing efforts to drive new customer acquisition. A key part of our strategy is to further expand the use of our solutions over cellular networks in the public safety and industrial enterprise markets. We also intend to continue to invest in and expand our international sales teams. As a result, we expect our sales and marketing costs to increase as we seek to acquire new customers. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our sales and marketing resources.

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

Revenues

Revenues are recognized on the date that the customer receives the products sold or when title is passed to the customer upon shipment. For products shipped on consignment, revenue is not recognized until the products is sold to the end customer. Any discounts, marketing development funds, product returns or other revenue reductions are treated as offsets to revenues, which is presented on a net basis. A return reserve reduces revenue for products that are sold to distributors with a right of return. We have also historically entered into customer agreements with channel partners that include a combination of products and non-recurring engineering services, or NRE services. When a customer agreement includes NRE services which involve significant design modification and customization of the product software that is essential to the functionality of the hardware, revenues are also recognized as control transfers to the customer under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. All of our revenues are derived from a single segment.

The Company recognizes revenue primarily from the sale of products, including our mobile phones and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a commitment in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the commitments as individual performance obligations if they are both capable of being distinct and are distinct within the context of the contract.

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

Cost of Revenues and Gross Profit/Gross Margin

Cost of revenues for products manufactured by third parties is the negotiated price that the Company pays for the products. For products that are manufactured by the Company, the cost of revenues primarily consists of the following:

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

For both products manufactured by third parties and for products manufactured by the Company, cost of revenues includes other direct costs related to the shipment of the final product to the customer, including such items as shipping costs, royalties on third-party technology included in the product, warranty cost accruals and packaging and handling costs.

Amortization of NRE expenses are part of cost of revenues. Gross profit is defined as revenues less cost of revenues. Gross margin is gross profit expressed as a percentage of revenues. We expect that our gross margin may fluctuate from period to period, primarily as a result of changes in average selling price, revenue mix among our devices, and manufacturing costs. In addition, we may reserve against the value at which we carry our inventory based upon the device’s lifecycle and conditions in the markets in which we sell.

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

Sales and marketing. Sales expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation, commissions to sales representatives, travel costs and employee benefits, as well as field support and customer training costs. Marketing expenses include all social media and collateral print media, and brand development expenses.

General and administrative. General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation, travel costs and employee benefits, as well as professional and consulting fees, legal fees, trade shows, depreciation expense and occupancy costs.

Income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities and the tax effects of net operating loss and credit carryforwards using the enacted tax rates expected to apply in the periods of expected settlement. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
	2021	2020	$ Change	% Change
Provision for Income Taxes (in thousands, except percentages)
(Benefit) Provision for Income Taxes	$167	$(521)	$689	(132%)

We recognized income tax provision of $167,000 during 2021 as compared to an income tax benefit of $521,000 during 2020.  The increase in tax expense in 2021 was primarily due to a release of an uncertain tax position in 2020, partially offset by the Company’s decrease in earnings in foreign subsidiaries in 2021 as compared to 2020.

Results of Operations

Years Ended December 31, 2021 and 2020:

The following tables present key components of our results of operations for the respective periods (In thousands):

	Year Ended December 31,		2021 vs 2020
	2021	2020	Increase (Decrease)	%
	(in thousands)
Net revenues	$54,570	$63,992	$(9,422)	-14.7%
Cost of revenues	48,156	48,781	(625)	-1.3%
Gross profit	6,414	15,211	(8,797)	-57.8%
Operating expenses:
Research and development	17,696	16,218	1,478	9.1%
Sales and marketing	9,566	10,411	(845)	-8.1%
General and administrative	10,284	9,834	450	4.6%
Legal expenses	6,869	6,462	407	6.3%
Restructuring costs	-	1,546	(1,546)	-100.0%
Total operating expenses	44,415	44,471	(56)	-0.1%
Loss from operations	(38,001)	(29,260)	(8,741)	29.9%
Interest expense	—	(759)	759	-100.0%
Other expense, net	(459)	(434)	(25)	5.8%
Loss before income taxes	(38,460)	(30,453)	(8,007)	26.3%
Income tax (expense) benefit	(167)	521	(688)	-132.1%
Net loss	$(38,627)	$(29,932)	$(8,695)	29.0%

Net revenues.  Net revenues for the year ended December 31, 2021, decreased by $9.4 million, or 14.7% to $54.6 million compared to $64.0 million for the year ended December 31, 2020. The decrease in net revenues was primarily attributable to a 35% decrease in unit sales of the XP8 resulting in a decrease of $9.9 million in revenues as this product approaches end of life. Sales of the next generation XP3plus and of the XP5s increased in 2021, but were partially offset by lower sales of the XP3 as it approaches end of life. The launch of an updated smartphone in the third quarter of 2022 is expected to replace the XP8 and increase unit sales of our smartphones in 2022.

Cost of revenues. Total cost of revenues for the year ended December 31, 2021, decreased $0.6 million, or 1.3%, to $48.2 million, or 88.2% of revenues, compared to $48.8 million, or 76.2% of revenues for the year ended December 31, 2020.  This decrease was attributable to fewer units sold as discussed above. The higher cost of revenue as a percentage of revenue in 2021 was due to sales mix and specifically the sale of relatively higher margin XP8’s in 2020. In 2021, the cost of revenue as a percentage of revenue for the XP8 was 54% as compared to 80% for the XP3plus and 79% for the XP5s.

Gross profit and margin. Gross profit for the year ended December 31, 2021, decreased $8.8 million, or 57.8%, to $6.4 million, or 11.8% of revenues, from $15.2 million, or 23.8% of revenues for the year ended December 31, 2020.  This decrease to gross profit was primarily due to a 35% decrease in unit sales of the XP8 in 2021. The decrease in gross profit margin was primarily attributable to product sales mix, as more relatively higher margin XP8’s were sold in 2020.

Research and development. Research and development expenses for the year ended December 31, 2021, increased by $1.5 million or 9.1%, to $17.7 million compared to $16.2 million for the year ended December 31, 2020.  These expenses increased primarily due our investment in the development of a new generation of products that were released in 2021 and are scheduled for release in 2022.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2021, decreased by $0.8 million, or 8.1% to $9.6 million compared to $10.4 million for the year ended December 31, 2020.  This decrease is due to a $1.7 million decrease in personnel costs due to cost cutting measures that was partially offset by a $0.9 million increase in handset demos that were provided to retail stores.

General and administrative. General and administrative expenses for the year ended December 31, 2021, increased by $0.5 million, or 4.6% to $10.3 million compared to $9.8 million for the year ended December 31, 2020.  This increase was due primarily to a $0.6 million increase in bad debt expense.

Legal expenses. Legal expenses for the year ended December 31, 2021, increased by $0.4 million to $6.9 million compared to $6.5 million for the year ended December 31, 2020. The increase in legal expenses was primarily due to an increase in expenses related to the SEC investigation.

Restructuring costs. In September 2019, the Board of Directors approved, and management commenced and completed, a restructuring plan to reduce operating costs and better align our workforce with the needs of our business. For the year ended December 31, 2020, we recorded costs related to restructuring totaling $1.6 million, of which $0.1 million is included in cost of revenues. We did not record any costs related to restructuring during the year ended December 31, 2021.

Interest expense. Interest expense/other expense decreased by $0.8 million to zero because in June 2020 all long-term debt was settled.

Other expense, net. We recorded $0.5 million in foreign exchange loss for the year ended December 31, 2021 and $0.4 million in foreign exchange loss for the year ended December 31, 2020.

Income tax expense. Income tax expense increased by $0.7 million, or 132% to $0.2 million, for the year ended December 31, 2021, from $(0.5) million, for the year ended December 31, 2020. The increase is primarily because in 2020 we released $0.8 million of prior years’ uncertain tax position accruals.

Net loss. The net loss for December 31, 2021, was $38.6 million compared to net loss of $29.9 million for December 31, 2020. The increase in the net loss is a result of a decrease in revenues of $9.4 million and a decrease in the gross profit margin percentage in 2021.

Adjusted EBITDA. Adjusted EBITDA was negative $34.7 million, for the year ended December 31, 2021, compared to negative $24.3 million, for the year ended December 31, 2020. This higher loss was primarily due to lower revenues and a decrease in the gross profit margin percentage in 2021.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of December 31, 2021, we did not have any convertible loans or any other borrowing structures in place.

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $11.2 million, as December 31, 2021. During the year ended December 31, 2021, our net loss was $38.6 million, and it is likely that we will continue to experience operating losses into the future because we have not yet generated sufficient revenue levels needed to ensure profitability. Although we remain subject to the risks and uncertainties associated with the development and release of new products, among others, we believe our operations have been streamlined to enable us to conduct business more effectively and efficiently despite near term economic uncertainty. However, our liquidity has been negatively impacted by a decline in the sales of our legacy products while our next generation products are still under development. In addition, legal expenses related to our ongoing SEC investigation have been significantly higher than expected and may continue to impact our results in the foreseeable future. In addition, the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us under certain circumstances to indemnify our current and former directors, officers or employees, and underwriters, with respect to certain of our litigation matters, including the ongoing SEC investigation, and we have been advancing legal fees and costs to certain current and former directors, officers, employees and underwriters in connection with certain of the matters disclosed in Note 11, Commitments and Contingencies. As a result of the foregoing, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance for the audited consolidated financial statements included in this Annual Report on Form 10-K.

To alleviate these conditions, our management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic or investment partners with greater resources or access to funds or through obtaining credit from government or financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets, including through our New ATM Program, is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. See risk factor entitled “Our liquidity has been adversely impacted by our ongoing net losses, including as a result of declines in the sales of our legacy products while our next generation products are still under development and our ongoing SEC investigation, and there is no assurance that we will have sufficient liquidity to continue operations.” in this Annual report on Form 10-K for additional information.

Our cash balance as of February 28, 2022, was approximately $9.8 million.

During the quarter ended December 31, 2021, we issued and sold an aggregate of 10,280,906 shares of our common stock at a weighted average price per share of $1.89 under the New ATM Program for net proceeds of approximately $19.4 million.  As of December 31, 2021, we had approximately $21.6 million available for future issuances under the New ATM Program. See “Recent Developments – New ATM Program” for additional information.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	2021	2020
Net cash used in operating activities	$(38,476)	$(10,560)
Net cash used in investing activities	(46)	(11)
Net cash provided by financing activities	27,614	21,414

Cash flows from operating activities

For the year ended December 31, 2021, cash used in operating activities was $38.5 million, primarily attributable to a net loss of $38.6 million. Non-cash charges of $5.7 million were partially offset by changes in operating assets and liabilities of $5.6 million.  Non-cash charges primarily consisted of $1.1 million in stock-based compensation, $1.6 million in inventory write-downs, $2.1 million in depreciation and amortization, and $0.9 million for an increase to the provision for doubtful accounts. The changes in our net operating assets and liabilities were primarily due to a $7.5 million increase in accounts receivable, an increase in other assets of $2.7 million, and an increase in non-trade receivable of $1.8 million, partially offset by a $4.2 million decrease in inventory, a $1.6 million decrease in prepaid expenses, and a $1.2 million increase in accounts payables and accrued liabilities.

For the year ended December 31, 2020, cash used in operating activities was $10.6 million, primarily attributable to a net loss of $29.9 million, partially offset by a net cash inflow of $14 million from changes in our net operating assets and liabilities and non-cash charges of $5.3 million.  Non-cash charges primarily consisted of $1.1 million in stock-based compensation, $0.7 million in inventory write-downs, and $2.7 million in depreciation and amortization.  The net cash inflow in our net operating assets and liabilities was primarily due to a $7.5 million decrease in inventory, a $5.5 million decrease in accounts receivable, and an increase in accounts payable and accrued liabilities of $2.7 million, partially offset by a $1.1 million increase in prepaid expenses and other assets, a decrease in income tax payable of $0.7 million, and a $0.3 million decrease in deferred revenue.

Cash flows from investing activities

For the year ended December 31, 2021, cash used in investing activities was $0.05 million, attributable to the purchases of property and equipment.

For the year ended December 31, 2020, cash used in investing activities was $0.01 million, attributable to the purchases of property and equipment.

Cash flows from financing activities

For the year ended December 31, 2021, cash provided by financing activities was $27.6 million, primarily attributable to proceeds from issuance of common stock through the ATM Program.

For the year ended December 31, 2020, cash provided by financing activities was $21.4 million, primarily attributable to proceeds from issuance of common stock upon a public offering of common stock, net of costs, of $25.1 million, and proceeds from stock options and ESPP of $0.5 million, offset by the repayment of long-term debt of $4.1 million.

Material Cash Requirements

The Company had a contractual obligation with third-party designers for the Company’s next generation of phones of approximately $3.7 million for the XP10 and $2.5 million for the XP5plus as of December 31, 2021. We had approximately $5.7 million in noncancelable purchase orders for inventory and other operating expenses as of December 31, 2021. We had approximately $4.0 million in contractual obligations with a third-party software developer at December 31, 2021. We had $2.3 million in noncancelable operating lease commitments as of December 31, 2021. We anticipate the source of funds to meet these obligations to be existing cash, future product sales, and future ATM Program stock sales.

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

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under Topic 606, revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for its arrangements, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 2, Revenue Recognition, for additional information.

The Company recognizes revenue primarily from the sale of products, including our mobile phones, scanners, and accessories. The Company also recognizes revenue from other contractual arrangements that may include a combination of products and NRE services or from the provision of solely NRE services.

Revenue recognition incorporates discounts, price protection and customer incentives. In addition to cooperative marketing and other incentive programs, the Company has arrangements with some distributors, which allow for price protection and limited rights of return, generally through stock rotation programs. Under the price protection programs, the Company gives distributors credits for the difference between the original price paid and the Company’s then current price. Under the stock rotation programs, certain distributors are able to exchange certain products based on the number of qualified purchases made during the period. The Company estimates future returns from distributors with a right of return and accrues for estimated customer allowances or future price protection discounts.

Stock-Based Compensation

We account for stock-based payments at fair value. The fair value of stock options is measured using the Black-Scholes option-pricing model. For share-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for stock-based compensation awards is the date of grant and the expense is recognized on a straight-line basis, over the vesting period. We account for forfeitures as they occur. The fair value of each stock option grant is determined using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and estimation by management.

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

•

Expected volatility. Because our stock has not been publicly traded for a sufficiently long period of time, in 2020 we use an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within our industry.

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

We account for restricted stock units (RSUs) issued to employees and non-employees at fair value, based on the market price of our stock on the date of grant. The RSUs are expensed over the vesting period, and we account for forfeitures as they occur. RSUs, primarily issued as long-term incentives, generally vest annually over four years.

During the years ended December 31, 2021 and 2020 we recorded $1.1 million in each year of stock-based compensation related to stock options and restricted stock units.

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

The net realizable value of inventory is based on management’s estimates of forecasted sales of each model and the estimated sale price of each model. Inventory that is not part of the sales forecast is fully written-off.  Inventory was written down for one model because the estimated net realizable value was less than the cost. If the net realizable value was lower by 10% for this model, then an additional $44 of inventory write-off would be realized and cost of revenue would be increased by $44. An increase of the estimated sale price of 10% would increase the inventory value and decrease cost of revenue by $33. All other models have costs that are significantly lower than the estimated net realizable value.

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

The warranty liability account balance is based on management’s estimates of the lifetime return rate for each model and the cost to repair each returned model. These assumptions are based on historical rates for similar products and on actual return rates. If the estimated cost to repair each unit increased by 10%, then the warranty liability balance would be $84 higher at December 31, 2021. If the lifetime return rate was increased by 10%, then the warranty liability balance would be $146 higher at December 31, 2021. The cost of revenue for the year ended December 31, 2021 would increase by the same amount as the warranty liability. Decreases to these rates 10% will reduce the warranty liability by the same amount.

Recently Issued and Adopted Accounting Pronouncements and Critical Accounting Policies and Estimates

See “Note 1 – The Company and Its Significant Accounting Policies” of “Notes to the Consolidated Financial Statements” under the caption Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements.

7A. Quantitative and Qualitative Item Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Sonim Technologies, Inc., and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):

Report of Independent Registered Public Accounting Firm (Moss Adams LLP, Issuing Office City and State, PCAOB ID: 659)

Consolidated Balance Sheets – At December 31, 2021 and 2020

Consolidated Statements of Operations – Years Ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity– Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows – Years Ended December 31, 2021 and 2020

Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to filing this Annual Report on Form 10-K. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting described below,  our principal executive and financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at the reasonable assurance level.

Limitations on Effectiveness of Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on that assessment and due to the material weakness described below, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Control and Plan for Remediation

With respect to the year ended December 31, 2021, we identified a material weakness in our internal controls over financial reporting related to the design and implementation of our IT general controls including elevated (administrator) access to financial reporting systems and subsystems. Although we have made progress with the remediation of these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future. In response to the conclusion set forth above, management retained outside consultants in September 2021 to specifically evaluate our IT general controls as well as our other internal control procedures. As part of our remediation efforts, we improved our IT general controls by removing most elevated (administrator) access to financial reporting systems and by providing additional controls over administrator system access. We expect this material weakness to be fully remediated by the second half of 2022.

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established for “emerging growth companies” under the Jumpstart Our Business Startups (JOBS) Act.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2021, we improved our IT general controls by removing most elevated (administrator) access to financial reporting systems and by providing additional controls over administrator system access. Except as otherwise disclosed, there was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

The additional information required by this Item 10 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2021 fiscal year.

Item 11. Executive Compensation.

The information required by this Item 11 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2022 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2021 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2022 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2021 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2022 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2021 fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2022 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2021 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following - consolidated financial statements and related documents are filed as part of this report:

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.
3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021.	8-K	001-38907	3.1	September 15, 2021

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.24	May 17, 2019

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

4.4	Description of the Registrant’s Securities	10-K	001-38907	4.4	March 27, 2020

10.1**	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019

10.2**	2019 Equity Incentive Plan (as amended)	8-K	001-38907	10.1	October 1, 2020

10.3**	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019

10.4**	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-230887	10.4	April 15, 2019

10.8**	Office Lease Agreement, by and between the Registrant and BCSP Crossroads Property LLC, dated May 25, 2006, as amended.	S-1	333-230887	10.8	April 15, 2019

10.11+	Amended and Restated Global Patent License Agreement, by and between Telefonaktiebolaget LM Ericsson (Publ) and the Registrant, effective as of January 1, 2017.	S-1	333-230887	10.11	April 15, 2019

10.12**	Patent License Agreement, by and between Nokia Corporation and the Registrant, effective as of September 23, 2008, as amended.	S-1/A	333-230887	10.12	April 29, 2019

10.18**	Employment Agreement by and between the Registrant and Thomas Wilkinson, dated October 29, 2019.	10-K	001-38907	10.18	March 27, 2020

10.19**	Transaction Bonus Plan.	10-K	001-38907	10.19	March 27, 2020

10.23**	Employment Letter Agreement, dated October 14, 2021, by and Between Sonim Technologies, Inc. and Robert Tirva.	8-K	001-38907	10.1	October 15, 2021

10.24**	Registration Rights Agreement between Sonim Technologies, Inc. and B. Riley Principal Investments, LLC and BRC Partners Opportunity Fund, L.P. dated June 11, 2020.	8-K	001-38907	10.1	June 17, 2020

10.25+	Frame Purchase Agreement dated December 18, 2020 by and among Sonim Technologies, Inc. and Dongguan Unicair Communication Technology Co. Ltd.	8-K	001-38907	10.1	December 18, 2020

10.26+	Asset Purchase & Employee Transfer Agreement dated December 22, 2020 by and among Sonim Technologies (India) Private Limited and Coforge Ltd.	8-K	001-38907	10.1	December 29, 2020

10.27+	ODM Services Agreement dated February 26, 2021 by and among Sonim Technologies, Inc. and FIH (Hong Kong) Limited	8-K	001-38907	10.1	March 4, 2021

10.29**	2021 Non-Employee Director Compensation Policy.	10-Q	001-38907	10.2	November 10, 2021

21.1*	Subsidiaries of the Registrant.				*

23.1*	Consent of Independent Registered Public Accounting Firm.				*

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	Inline XBRL Instance Document (the instance document does Not appear in the Interactive Data File because its XBRL tags Are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and Contained in Exhibit 101)

*	Filed herewith.
**	Compensatory plan or management contract
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

Sonim Technologies, Inc.

Date March 21, 2022	By:	/s/ Robert Tirva
Robert Tirva
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Tirva	Principal Executive Officer	March 21, 2022
Robert Tirva, President and Chief Operating Officer

/s/ Robert Tirva	Principal Financial and Accounting Officer	March 21, 2022
Robert Tirva, Chief Financial Officer

/s/ John Kneuer	Director and Chairman of the Board of Directors	March 21, 2022
John Kneuer

/s/ Alan Howe	Director	March 21, 2022
Alan Howe

/s/ Susan G. Swenson	Director	March 21, 2022
Susan G. Swenson

/s/ Michael Mulica	Director	March 21, 2022
Michael Mulica

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sonim Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonim Technologies, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Moss Adams LLP

Campbell, CA

March 21, 2022

We have served as the Company’s auditor since 2013

SONIM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 and 2020

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$11,233	$22,141
Accounts receivable, net	10,803	4,152
Non-trade receivable	2,255	453
Inventory	5,544	11,344
Prepaid expenses and other current assets	5,852	7,481
Total current assets	35,687	45,571
Property and equipment, net	534	843
Other assets	4,869	3,898
Total assets	$41,090	$50,312
Liabilities and stockholders' equity
Current portion of long-term debt	$148	$177
Accounts payable	9,473	8,856
Accrued expenses	11,353	11,436
Deferred revenue	11	5
Total current liabilities	20,985	20,474
Income tax payable	1,409	1,243
Long-term debt, less current portion	66	185
Total liabilities	22,460	21,902
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 18,808,885 and 6,631,039 shares issued and outstanding at, December 31, 2021 and December 31, 2020, respectively.*	19	7
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized	—	—
Additional paid-in capital*	253,416	224,581
Accumulated deficit	(234,805)	(196,178)
Total stockholders’ equity	18,630	28,410
Total liabilities and stockholders' equity	$41,090	$50,312

The accompanying notes are an integral part of these consolidated financial statements.

* Reflects the 1-for-10 reverse stock split that became effective on September 15, 2021. Refer to Note 1 – The Company and its Significant Accounting Policies for further information.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2021 and 2020

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

.	2021	2020
Net revenues	$54,570	$63,992
Cost of revenues	48,156	48,781
Gross profit	6,414	15,211
Operating expenses:
Research and development	17,696	16,218
Sales and marketing	9,566	10,411
General and administrative	10,284	9,834
Legal expenses	6,869	6,462
Restructuring costs	—	1,546
Total operating expenses	44,415	44,471
Loss from operations	(38,001)	(29,260)
Interest expense	—	(759)
Other expense, net	(459)	(434)
Loss before income taxes	(38,460)	(30,453)
Income tax (expense) benefit	(167)	521
Net loss	$(38,627)	$(29,932)
Net loss per share, basic and diluted*	$(4.08)	$(6.48)
Weighted–average shares used in computing net loss per share, basic and diluted*	9,464,560	4,620,855

The accompanying notes are an integral part of these consolidated financial statements.

* Reflects the 1-for-10 reverse stock split that became effective on September 15, 2021. Refer to Note 1 – The Company and its Significant Accounting Policies for further information.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021, and 2020

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares*	Amount*	Capital*	Deficit	Equity
Balance at, January 1, 2020	2,043,701	2	191,769	(166,246)	25,525
Issuance of common stock, net of issuance costs	3,680,000	4	25,082	—	25.086
Issuance of common stock, settlement of long-term debt	822,682	1	6,169	—	6,170
Issuance of common stock upon exercise of stock options	54,127	—	382	—	382
Issuance of common stock upon purchase of ESPP	19,210	—	98	—	98
Net settlement of common stock upon release of RSU	11,319	—	(6)	—	(6)
Employee and nonemployee stock-based compensation	—	—	1,087	—	1,087
Net loss	—	—	—	(29,932)	(29,932)

Balance at, December 31, 2020	6,631,039	7	224,581	(196,178)	28,410
Issuance of common stock, net of issuance costs	12,101,691	12	27,690	—	27,702
Common stock variance, reverse stock split	29	—	—	—	—
Options exercised	707	—	5	—	5
Issuance of shares for RSU awards	55,683	—	—	—	—
Issuance of common stock upon purchase of ESPP	19,736	—	55	—	55
Employee and nonemployee stock-based compensation	—	—	1,085	—	1,085
Net loss	—	—	—	(38,627)	(38,627)
Balance at, December 31, 2021	18,808,885	$19	$253,416	$(234,805)	$18,630

The accompanying notes are an integral part of these consolidated financial statements.

* Reflects the 1-for-10 reverse stock split that became effective on September 15, 2021. Refer to Note 1 – The Company and its Significant Accounting Policies for further information.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021 and 2020

(IN THOUSANDS)

	2021	2020
Cash flows from operating activities:
Net loss	$(38,627)	$(29,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,129	2,728
Stock-based compensation	1,085	1,087
Loss on disposal of assets	54	—
Inventory write-downs	1,594	702
Noncash interest expense	—	166
Accretion of debt discount	—	328
Deferred income taxes	(35)	21
Bad debt expense	867	302
Changes in operating assets and liabilities:
Accounts receivable	(7,518)	5,917
Non-trade receivable	(1,802)	(453)
Inventory	4,181	7,485
Prepaid expenses and other current assets	1,167	(1,104)
Other assets	(2,727)	531
Accounts payable	617	1,494
Accrued expenses	611	1,172
Deferred revenue	6	(286)
Income tax payable	166	(718)
Net cash used in operating activities	(38,476)	(10,560)

Cash flows from investing activities:
Purchase of property and equipment	(46)	(11)
Net cash used in investing activities	(46)	(11)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	27,702	25,086
Proceeds from PPP Loan	—	2,289
Repayment of PPP Loan	—	(2,289)
Taxes paid on net issuance of restricted stock award and restricted stock units	—	(6)
Proceeds from exercise of stock options	5	382
Proceeds from ESPP	55	98
Repayment of long-term debt	(148)	(4,146)
Net cash provided by financing activities	27,614	21,414
Net increase (decrease) in cash and cash equivalents	(10,908)	10,843
Cash and cash equivalents at beginning of the year	22,141	11,298
Cash and cash equivalents at end of the year	$11,233	$22,141
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$260
Cash paid for income taxes	87	76
Non-cash investing and financing activities:
Other assets included in accounts payable	—	128
Settlement of long-term debt with issuance of common stock	—	6,170

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Per Share Amounts)

NOTE 1 —The Company and its significant accounting policies

Description of Business —Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999, and is headquartered in Austin, Texas. The Company is a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles.

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

Liquidity and Ability to Continue as a Going Concern – Our consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with the development and release of new products.  Our principal sources of liquidity as of December 31, 2021, consist of existing cash and cash equivalents totaling $11,233, and our ability to raise additional capital through the issuance of equity, and positive cash flow from the sale of products that are currently in development over the next year. The Company had a net loss for the year ended December 31, 2021 of $38,627and used $38,476 in cash from operations that raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one yar from the date of issuance of these consolidated financial statements.

To alleviate a potential lack of liquidity, management is currently evaluating various funding alternatives and may continue to issue and sell the Company’s stock through their current at-the-market stock sale program. Management is also evaluating various funding alternatives and may seek to raise additional funds through other issuances of equity, mezzanine or debt securities, through arrangements with strategic or investment partners with greater sources of financing or through obtaining credit from government or financial institutions. The Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry.

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

Estimates —The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, but are not limited to, estimates related to revenue recognition; valuation assumptions regarding the determination of the fair value of common stock, as well as stock options; the useful lives of our long-lived assets; product warranties; loss contingencies; the recognition and measurement of income tax assets and liabilities, including uncertain tax positions; the net realizable value of inventory; and allowances for bad debt. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits at December 31, 2021 and 2020. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $932 and $65 at December 31, 2021 and 2020, respectively, and recognized $936 and $302 in bad debt expense during the years ended December 31, 2021 and 2020, respectively.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents. As of December 31, 2021, and 2020, cash and cash equivalents consist of cash deposited with banks and money market funds. Included in the Company’s cash and cash equivalents are amounts held by foreign subsidiaries. The Company had $432 and $822 of foreign cash and cash equivalents included in the Company’s cash positions on December 31, 2021 and 2020, respectively.

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

Non-recurring Engineering (“NRE”) Tooling and Purchased Software Licenses—Third-party design services relating to the design of tooling materials and purchased software licenses used in the manufacturing process are capitalized and included in other assets within the consolidated balance sheets. During the years ended December 31, 2021 and 2020, amortization of NRE tooling and NRE software costs approximating $72 and $2,303 were charged to cost of revenues. The related net book value is $26 and $90, respectively, as of December 31, 2021 and 2020.  In addition, as of December 31, 2021 and 2020, other Assets includes $2,345 and $2,889, respectively, of deferred NRE costs representing costs to fulfill contracts.

Long-lived Assets—The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such impairments have been identified to date.

Revenue Recognition — The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

The Company recognizes revenue primarily from the sale of products, including our mobile phones, scanners, and accessories. The Company also recognizes revenue from other contractual arrangements that may include a combination of products and NRE services or from the provision of solely NRE services.

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

Advertising—The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2021 and 2020 were approximately zero and $17, respectively.

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

Research and Development—Research and development expenses consist of compensation costs, employee benefits, development fees paid to ODM partners, research supplies, allocated facility related expenses and allocated depreciation and amortization. Research and development expenses include costs incurred for the design and configuration activities of new products to conform to the specific functional requirements of the Company’s wireless carrier customers necessary to prepare the product for manufacture. The Company determined that the NRE technical approval costs and the NRE field test costs are contract fulfillment costs, and recognizes the associated NRE asset as these costs are incurred.  The Company tracks the NRE asset by product and customer, then amortizes the NRE assets over a period of 4 years, which is management’s estimated average product life for each model phone, starting from the date of the first significant sales.

Stock-Based Compensation—The Company measures equity classified stock-based awards granted to employees and directors based on the estimated fair value on the date of grant and recognizes compensation expense of those awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. For awards subject to performance conditions, the Company evaluates the probability of achieving each performance condition at each reporting date and begins to recognize expense over the requisite service period when it is deemed probable that a performance condition will be met using the accelerated attribution method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, which is described more fully in Note 9. The fair value of each restricted stock award is measured as the fair value per share of the Company’s common stock on the date of grant.

Warranty—The Company provides standard warranty coverage on its accessories and handsets for one and three years, respectively, providing labor and parts necessary to repair the systems during the warranty period. The warranty coverage is an assurance type warranty, and thus is not a separate performance obligation. The Company accounts for the estimated warranty cost as a charge to cost of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses.

Utilizing actual service records, the Company calculates the average service hours and parts expense per system to determine the estimated warranty charge. The Company updates these estimated charges periodically. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts warranty accruals accordingly.

From time to time, the Company ships mobile devices to its customers as seed stock. The seed stock represents extra units of mobile devices beyond the original mobile devices ordered by the customer and are primarily used to facilitate warranty coverage of mobile devices received by our customers from their direct customers.

Comprehensive Income or Loss—The Company had no items of comprehensive income or loss other than net loss for the years ended December 31, 2021 and 2020. Therefore, a separate statement of comprehensive loss has not been included in the accompanying consolidated financial statements.

Foreign currency translation—The Company uses the U.S. dollar as its functional currency for its significant subsidiaries. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for property and equipment, and related depreciation and amortization, which are translated at the historical exchange rates. Expenses are translated at average exchange rates in effect during each period. Foreign assets held directly by the Company include certain accounts receivable balances and bank accounts which are translated in the U.S. dollar at the end-of-period exchange rates. During the years ended December 31, 2021 and 2020, the Company had approximately $378 and $389, respectively, in net foreign currency transactions losses, which are included in other expense, net on the consolidated statements of operations.

Sales taxes—Sales and value added taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and not included in revenue.

Income taxes—The (expense) benefit for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is more likely than not that an uncertain tax position will not be sustained upon examination by a taxing authority. Such estimates are subject to change. See Note 10, “Income Taxes”.

Net Loss per Share—Net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. For the years ended December 31, 2021 and 2020, for purposes of the calculation of diluted net loss per share, warrants to purchase stock, unvested restricted stock units and stock options to purchase common stock are considered potentially dilutive securities but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. As a result, diluted net loss per share is the same as the basic net loss per share for the periods presented.

Restructuring and Reduction in Force—

The Company reduced its global headcount from approximately 402 employees and 98 contractors at year-end 2019 to 263 employees and 54 contractors as of December 31, 2020 and to 77  employees and 25 contractors as of December 31, 2021.

During 2020, we reduced our headcount to better align our expenses with our revenue profile. The Company executed a reduction in force of approximately 10% of its U.S. employees in February 2020 and has also reduced headcount in certain international locations in India and Shenzhen. Our headcount at December 31, 2020 was 317. During 2020, we decided to proceed with future product co-development and manufacturing with ODM partners.  To ensure the efficient manufacturing of our legacy products through this transition, we outsourced our final assembly to a supply chain partner and transferred 22 employees to that partner to enhance their efficiency in taking over our production work. We have also relocated our headquarters from San Mateo, California to Austin, Texas, a lower cost location. In 2020, we recorded costs related to restructuring totaling $1,663, of which $459 and $1,204 was paid out in 2021 and 2020 respectively, and approximately $100 was included in cost of revenues in 2020.

The severance liability related to these restructuring costs as of December 31, 2021 and 2020 is:

Restructuring Costs
Liability
Balance at January 1, 2020	$511
Additions: expensed costs	1,663
Payments: expenses paid out	(1,715)
Balance at December 31, 2020	$459
Payments: expenses paid out	(459)
Balance at December 31, 2021	$—

ATM Program

On June 30, 2021, we entered into an At Market Issuance Sales Agreement (“Sales Agreement”) with B. Riley Securities, Inc. and EF Hutton, a division of Benchmark Investments, LLC (“Sales Agents”) to sell shares of our common stock having an aggregate offering price of up to $10,000, from time to time, through an “at-the-market offering” program (the “June 2021 ATM Program”). Under the terms of the Sales Agreement, we paid the Sales Agents a commission equal to 3.0% of the gross proceeds from each sale of common stock sold through it under the Sales Agreement. We exhausted this June 2021 ATM Program on July 14, 2021, selling an aggregate of 1,820,785 shares of our common stock at a weighted net average price per share of $4.59 and for net proceeds of approximately $8,313 during the year ended December 31, 2021.

On September 23, 2021, we entered into a new At Market Issuance Sales Agreement with B. Riley Securities, Inc., as sales agent, to sell shares of our common stock having an aggregate offering price of up to $41,637 from time to time, through a new “at the market offering” program (the “ATM Program”). Under the terms of the Sales Agreement, we will pay B. Riley Securities, Inc. a commission equal to 3.0% of the gross proceeds from each sale of common stock sold through it under the Sales Agreement. From September 27, 2021 through December 31, 2021, we issued and sold an aggregate of 10,280,906 shares of our common stock at an average net price per share of $1.89 under the ATM Program for net proceeds of approximately $19,389.

Public Offering

The 2020 Offering (“PO”) —On June 9, 2020, the Company  completed an underwritten public offering (“PO”) in which the Company sold 3,680,000 shares of its common stock, at a price to the public of $7.50 per share. The offer and sale of the shares in the PO were registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-238869), which was declared effective by the SEC on June 4, 2020. The Company raised approximately $25,086 in net proceeds, after deducting underwriting discounts and commissions of $1,656 and offering expenses of approximately $689. Offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s PO, are offset against proceeds from the PO within stockholders’ equity.

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

Pronouncements adopted in 2021:

In December 2019, FASB issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740 in order to reduce cost and complexity of its application.  The ASU removes the exception related to the incremental approach for intra-period tax allocation, as well as two exceptions related to account for outside basis differences of equity method investments and foreign subsidiaries. This guidance is effective for fiscal years beginning after December 31, 2021, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have an impact on the Company’s consolidated financial statements.

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

NOTE 2 —Revenue recognition

The Company recognizes revenue primarily from the sale of products, including mobile phones, scanners, and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the years ended December 31, 2021 and 2020, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific model phones. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

Net revenue for an individual contract is recognized at the related transaction price, which is the amount the Company expects to be entitled to in exchange for transferring the goods and/or services. The transaction price for product sales is calculated as the product selling price net of variable consideration which may include estimates for marketing development funds, sales incentives, and price protection and stock rotation rights. The Company generally does not offer a right of return to its customers, except for certain distributors where the company estimates future returns and reduces revenue on sales subject to return and maintains a reserve for returns allowance. Typically, variable consideration does not need to be constrained as estimates are based on specific contract terms. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur. The transaction price for a contract with multiple performance obligations is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices for products are determined based on the prices charged to customers, which are directly observable. Standalone selling price of the professional services are mostly based on time and materials. We determine our estimates of variable consideration based on historical collection experience with similar payor classes, aged accounts receivable by payor class, terms of payment agreements, correspondence from payors related to revenue audits or reviews, our historical settlement activity of audited and reviewed claims and current economic conditions using the portfolio approach. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods.

Revenue is then recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware is recognized at the time control of the product transfers to the customer. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers. For most of the Company’s revenue attributable to hardware, control transfers when products are shipped. Revenue attributable to professional services is recognized as the Company performs the professional services for the customer.

Disaggregation of revenue

The following table presents our net revenue disaggregate by product category for the years ended:

	Year Ended December 31,
	2021	2020
	(in thousands)
Smartphones	$14,794	$25,880
Feature Phones	37,723	35,332
Accessories/Other	2,053	2,780
Total Revenue	$54,570	$63,992

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

The non-recurring costs associated with design and development of new products for technical approval, represent costs to fulfill a contract pursuant to ASC 340-40, Other Assets and Deferred Costs. Accordingly, the Company capitalizes these non-recurring engineering costs and amortizes such costs over the estimated period of time over which they are expected to be recovered, which is typically 4 years, the estimated life of a particular model phone.

The total capitalized costs to fulfill a contract is primarily associated with Company’s introduction of the XP8 model phone and the XP3plus model feature phone. As of December 31, 2021, and 2020, the total costs to fulfill a contract included in other assets were $2,345 and $2,889, respectively.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. As of December 31, 2021, and 2020, the Company does not have a contract receivable balance.  Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, the contract liabilities were $11 and $5, respectively, with the contract liabilities as of December 31, 2021, expected to be recognized into revenue in 2022.

The following table is a rollforward of contract balances as of December 31, 2021:

Contractual
Liability
Balance at January 1, 2021	$5
Recognition of revenue	(880)
Addition of revenue	886
Balance at December 31, 2021	$11

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used for the years ended December 31, 2021 and 2020.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,500	$—	$—	$1,500

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$17,905	$—	$—	$17,905

*	Included in cash and cash equivalents on the consolidated balance sheets.

NOTE 4 —Significant Balance Sheet Components

Inventory consisted of the following:

	December 31
	2021	2020
Devices - for resale	$2,952	$7,792
Raw materials	1,986	2,590
Accessories	606	962
	$5,544	$11,344

During the year ended December 31, 2021, the Company recorded a $1,594 write-down of the inventory value for scanners, aging raw materials and aging finished goods. The Company accrued a loss of approximately $300 on purchase commitments in connection with end-of-life products.

During the year ended December 31, 2020, the Company recorded an inventory reserve adjustment of approximately $700 as a result of aging materials and finished goods, and accrued a loss of approximately $500 of purchase commitments in connection with end-of-life products.

Distributor returns allowance

The Company records reductions to revenue related to future distributor product returns based on the Company’s expectation. The Company had inventory related to distributor product returns totaling approximately $229 and zero as of December 31, 2021 and 2020.

Prepaid expenses and other current assets consisted of the following:

	December 31
	2021	2020
Deposits for manufacturing inventory	$1,041	$1,133
Prepaid taxes	544	641
Refundable value added taxes	1,693	509
Prepaid – NRE	350	2,629
Prepaid licenses and royalties	552	728
Director and officer insurance	770	862
Prepaid parts (direct buy)	185	167
Other	717	812
	$5,852	$7,481

Property and equipment consisted of the following:

	December 31
	2021	2020
Computer equipment	$3,994	$4,858
Software	981	981
Furniture, fixtures, and office equipment	175	175
Leasehold Improvements	179	179
	5,329	6,193
Less: accumulated depreciation and amortization	(4,795)	(5,350)
	$534	$843

Depreciation and amortization expense of property and equipment for the years ended December 31, 2021 and 2020, was $301 and $426, respectively. During 2021, the Company disposed of computer equipment with a cost of $910 and accumulated depreciation of $856.

Other assets consisted of the following:

	December 31
	2021	2020
Deferred NRE	$2,345	$2,889
Advances to third party manufacturers	2,000	547
Deposits	431	339
Other	93	123
	$4,869	$3,898

Accrued Expenses consisted of the following:

	December 31
	2021	2020
Customer allowances	$3,148	$3,042
Employee-related liabilities	1,893	2,273
Warranties	836	1,530
Accrual for goods received not invoiced	668	1,942
Contractual obligations	1,035	849
Royalties	1,210	655
Contractors	—	55
Research and development	1,158	61

Shipping	157	170
Returns allowance	390	—
Legal	517	320
Other	341	539
	$11,353	$11,436

The table below sets forth the activity in the warranty liability account, which is included in accrued expenses on the Consolidated Balance Sheets for the years ended December 31, 2021 and 2020:

Balance, January 1, 2021	$1,530
Additions	1,086
Cost of warranty claims	(1,780)
Balance, December 31, 2021	$836

Balance, January 1, 2020	$1,154
Additions	2,088
Cost of warranty claims	(1,712)
Balance, December 31, 2020	$1,530

NOTE 5 — Accounts Receivable

The following table presents the components of the Company’s receivables as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Trade receivables	$11,735	$4,217
Allowance for doubtful accounts	(932)	(65)
Accounts receivable, net	10,803	4,152
Vendor non-trade receivables	2,255	453
Total accounts receivable	$13,058	$4,605

The Company has non-trade receivables from a manufacturing vendor resulting from the sale of components to this vendor who manufactures and assembles final products for the Company.

The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $932 and $65 as of December 31, 2021 and 2020, respectively. The entire amount of the allowance at December 31, 2021, was for a distributor who is not a 10% customer.

Trade receivables from one customer approximated 70% of total accounts receivable at December 31, 2021, and receivables from two customers approximated 26% and 10% of total trade receivables at December 31, 2020.

NOTE 6 —Borrowings

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

The amended B. Riley Loan Agreement included repayment penalties if any repayment reduced the principal amount outstanding below $10,000. The prepayment penalty was 2% for 2019 and decreased to 1% after the second anniversary through maturity. The borrowings under the B. Riley Loan Agreement, as amended would have matured on September 1, 2022, and carried a stated interest rate of 10% and provided that the first year of interest commencing on October 26, 2018, was compounded into the principal, with interest-only payments beginning thereafter.

On June 1, 2020, the Company entered into a Note Amendment and Debt Cancellation Agreement with BRPI (the “Note Amendment”), which provided that, contingent upon the closing of the PO, the Company would repay $4,000 of the outstanding indebtedness to BRPI in cash (the “B. Riley Repayment”) and the remaining principal amounts, accrued interest and other amounts outstanding under the B. Riley Loan Agreement, after giving effect to the B. Riley Repayment, would be redeemed for shares of common stock to be issued to BRPI or its affiliates at the public offering price of shares of common stock in the PO.

Pursuant to the Note Amendment, as amended, the Company made the B. Riley Repayment on June 9, 2020, and the remaining principal amount, accrued interest and other amounts outstanding under the B. Riley Loan Agreement, after giving effect to the B. Riley Repayment, in the amount of $6,170, was redeemed into 822,682 shares of the Company’s common stock issued to BRPI and BRC Opportunity Fund L.P., an affiliate of BRPI, (the “Redemption Shares”). Following the B. Riley Repayment and the issuance of the Redemption Shares, the Company has no outstanding indebtedness under the B. Riley Loan Agreement. Also, on June 11, 2020, the Company entered into a registration rights agreement with BRPI and BRC Partners Opportunity Fund, L.P. pursuant to which the Company agreed to file a registration statement covering the resale of the Redemption Shares and to use its best efforts to cause such registration statement to become effective upon the time frames set forth in the registration rights agreement. A registration statement on Form S-3 (File No. 333-239664) registering the Redemption Shares for resale by BRPI and BRC Partners Opportunity Fund, LP was declared effective by the SEC on July 13, 2020.

Promissory Notes Payable—In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements would be paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $214 and $362 at December 31, 2021 and 2020, respectively.

PPP Loan--On April 13, 2020, the Company received approximately $2.3 million in PPP loan proceeds. Following additional guidance issued by the SBA on April 23, 2020, that casted doubt on the ability of public companies to qualify for loans under the PPP, the Company repaid the PPP loan on April 29, 2020.

The components of the long-term debt balance as of December 31, are as follows:

	2021	2020
Promissory note payable	$214	$362
Less current portion	(148)	(177)
Total long-term debt	$66	$185

Future aggregate annual principal payments on all long-term debt, are as of December 31, 2021:

Year Ending, December 31st,
2022	$148
2023	66
$214

NOTE 7 —Convertible Preferred Stock and Stockholders’ Equity

On November 2, 2018, the Company amended and restated its previous certificate of incorporation and adjusted its authorized capital stock (par value of $0.001) to consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Each outstanding share of common stock entitles the holder to one vote of each matter properly submitted to the stockholders of the Company for vote. As of December 31, 2021, no shares of preferred stock have been issued.

The following table shows shares of common stock reserved as of:

	December 31
	2021	2020
Shares subject to options to purchase common stock	95,413	144,303
Unvested restricted stock units	347,111	269,138
Shares subject to warrants to purchase common stock	2	2
Total	442,526	413,443

NOTE 8 —Stockholders’ Equity

On September 15, 2021, the Company effected a 1-for-10 Reverse Stock Split of its issued and outstanding shares of common stock on that date. Additionally, the number of shares of the Company’s common stock subject to outstanding stock options and restricted stock units, the exercise price of all of its outstanding stock options, and the number of shares of common stock reserved for future issuance pursuant to its equity compensation plans were adjusted proportionately in connection with the Reverse Stock Split. The number of authorized shares of common stock under the Company’s Amended and Restated Certificate of Incorporation and the par value per share of its common stock were unchanged. All historical share and per share amounts presented herein have been adjusted retrospectively to reflect these changes.

On June 30, 2021, we entered into a Sales Agreement with Sales Agents to sell shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $10,000, from time to time, through the June 2021 ATM Program. Under the terms of the Sales Agreement, we paid the Sales Agents a commission equal to 3.0% of the gross proceeds from each sale of common stock sold through it under the Sales Agreement. We exhausted this June 2021 ATM Program on July 14, 2021, selling an aggregate of 1,820,785 shares of our common stock at a weighted average net price per share of $4.59 and for net proceeds of approximately $8,313 during the year ended December 31, 2021.

On September 23, 2021, we entered into a new Sales Agreement with the Sales Agent, to sell shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $41,637 from time to time, through a new ATM Program. Under the terms of the Sales Agreement, we will pay the Sales Agent a commission equal to 3.0% of the gross proceeds from each sale of common stock sold through it under the Sales Agreement. From September 27, 2021 through December 31, 2021, we issued and sold an aggregate of 10,280,906 shares of our common stock at a weighted average net price per share of $1.89 under the ATM Program for net proceeds of approximately $19,389. All proceeds were received by December 31, 2021.

As of December 31, 2021, we had approximately $21,600 available for future issuances under the ATM Program.

NOTE 9—Stock-based Compensation

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

As of December 31, 2021, the Company had the 2012 Equity Incentive Plan (the “2012 Option Plan”), 2019 Equity Incentive Plan (the “2019 Option Plan”) and the 2019 Employee Stock Purchase Plan in place.

As of December 31, 2021, the number of shares available to be issued under the 2019 Option Plan were 538,243.

The 2019 Option Plans provides for the grant of incentive and non-statutory stock options (“Options”), stock appreciation rights (“SAR”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) to employees, nonemployee directors, and consultants of the Company. Option awards granted under the 2019 Option Plan generally become exercisable ratably over a two-year or four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Board of Directors, certain awards may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other awards are exercisable only to the extent vested. At, December 31, 2021 and 2020, there were no shares that had been early exercised that were subject to the Company’s repurchase right at that date. The exercise price or strike price for Options and SARs granted under the 2019 Option Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive stock options granted under the 2019 Option Plan to ten percent or greater stockholders must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and are not exercisable after five years from the date of grant.

The Board of Directors adopted, and its stockholders approved, the 2019 Employee Stock Purchase Plan and the 2019 Option Plan in March 2019 and April 2019, respectively, each of which became effective in connection with the IPO.  There are 54,137 shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan as of December 31, 2020. Additionally, the number of shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 50,000 shares, unless the Board of Directors or the compensation committee of the Board of Directors determines prior to such date that there will be a lesser increase, or no increase. The increase under the 2019 Employee Stock Purchase Plan for 2021 was 50,000 shares. As of December 31, 2021, 922,266 shares of common stock are reserved for future issuance under the 2019 Option Plan, plus the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expire or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2019 Option Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the Board of Directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase. The increase under the 2019 Option Plan for 2021 and 2020 was 331,551 and 102,185 shares. In May 2020, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under the 2019 Option Plan to 300,000 shares, which was approved by the Company’s stockholders on September 29, 2020.

As of December 31, 2021 and 2020, 19,736 and 19,210 shares of common stock respectively were issued under the 2019 Employee Stock Purchase Plan.

On June 17, 2021, and June 18, 2021, the Company granted an aggregate of 46,747 restricted stock units to the Company’s board of directors and an executive.

On July 1, 2021, the Company granted an aggregate of 850 restricted stock units to the Company’s employees.

On October 8, 2021, the Company granted an aggregate of 75,000 restricted stock units to a member of the board of directors.

On November 12, 2021, the Company granted an aggregate of 97,671 restricted stock units to members of the board of directors.

On June 9, 2020, the Company granted an aggregate of 201,550 restricted stock units to the Company’s board of directors, executives and employees.

On September 29, 2020, the Company granted an aggregate of 67,650 restricted stock units to the Company’s executives and employees.

On December 14, 2020, the Company granted an aggregate of 11,400 restricted stock units to an ex-member of the board of directors who will be serving in a consulting capacity.

Stock-based compensation expense is as follows:

	For the Year Ended
	December 31
	2021	2020
Research and development	$159	$252
Sales and marketing	188	230
General and administrative	673	548
Cost of revenues	65	57
	$1,085	$1,087

On January 27, 2022, 415,023 shares of common stock were issued under the 2019 Employee Stock Purchase Plan as payment to three executives for bonuses that relate to the 2021 year. The dollar value of these bonuses was fixed at $254 as of December 31, 2021, and the number of shares issued on January 27, 2022 was determined based on the closing stock price on that date. As of December 31, 2021, the bonus was fully vested and $254 was included in accrued expenses.

Stock Options:

Stock option activity for the years ended December 31, 2021 and 2020 is as follows and reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

		Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2020	264,443	$35.00	8.51	$4,184
Options granted	2,600	$8.58
Options exercised	(54,116)	$7.06
Options forfeited	(51,079)	$47.27
Options cancelled	(17,545)	$70.44
Outstanding at December 31, 2020	144,303	$36.37	7.82	$24

Options granted	0	$
Options exercised	(707)	$7.50
Options forfeited	(23,171)	$27.55
Options cancelled	(25,012)	$29.60
Outstanding at December 31, 2021	95,413	$40.00	6.73	$0

Vested and expected to vest at December 31, 2021	95,413	$40.00	6.71	$0
Exercisable at December 31, 2021	61,130	$44.34	6.05	$0

*The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of December 31, 2021, there was approximately $2,034 of unamortized stock-based compensation cost related to unvested stock options and RSU’s, which is expected to be recognized over a weighted average period of four years.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was zero and $50, respectively.  The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.

The weighted average grant date fair value of options granted during the years ended December 31, 2020 was $4.10.

The fair value of employee stock options is determined using the Black-Scholes option-pricing model using various inputs, including the Company’s estimates of the fair value of common stock on the date of grant, expected term, expected volatility, risk-free interest rate, and expectations regarding future dividends. Stock-based compensation also reflects the Company’s estimate regarding the portion of awards that may be forfeited.

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

The fair value of option grants made during the years ended December 31, 2020, was estimated using the following Black-Scholes option pricing model assumptions:

2020
Expected dividend yield	0%
Risk-free interest rate	0.26%-0.46%
Expected volatility	50%
Expected life (in years)	6.25

Restricted Stock Awards:

As of December 31, 2021, and 2020, the unvested restricted stock units totaled 347,111 and 269,138 shares, respectively.

The following table summarized the outstanding RSU’s as of December 31, 2021:

RSU's
Outstanding at January 1, 2021	269,138
Granted	220,268
Released	(55,683)
Forfeited	(86,612)
Outstanding at December 31, 2021	347,111

NOTE 10 —Income Taxes

The following table presents the income (loss) before income taxes for domestic and foreign operations, and the components of the provision (benefit) for income taxes for the years ended December 31:

	2021	2020
Domestic loss	$(39,065)	$(31,390)
Foreign subsidiaries income	605	937
Income (loss) before income taxes	$(38,460)	$(30,453)

	2021	2020
Current income tax expense:
Federal	$—	$(53)
State	17	5
Foreign	169	(494)
Total Current	186	(542)

Deferred income tax expense:
Federal	—	54
State	—	—
Foreign	(19)	(33)
Total Deferred	(19)	21
Total provision (benefit) for income taxes	$167	$(521)

The Company’s effective tax rate differs from the federal statutory rate due to the following for the years ended December 31:

	2021	2020
Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal tax benefits	1.65%	-0.54%
Stock compensation	-0.54%	-0.74%
Foreign rate differential	-0.06%	2.38%
Tax credits	0.26%	0.00%
GILTI Inclusion	-0.41%	-0.81%
Section 382 limits	0.00%	-27.71%
Non-deductible expenses	-0.01%	-0.17%
Valuation allowance	-22.34%	8.30%
Effective tax rate	-0.44%	1.71%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities at December 31:

	2021	2020
Gross deferred tax assets:
Net operating loss carryforward	$20,702	$12,684
Tax credits	199	92
Accruals and reserves	2,333	2,113
Property and equipment	102	83
Alternative minimum tax credits	21	21
Total gross deferred tax assets	23,357	14,993
Less: valuation allowance	(22,738)	(14,281)
Total deferred tax assets net of valuation allowance	619	712
Deferred tax liabilities:
Property and equipment	—	—
Accrual and reserves	(550)	(678)
Net deferred tax assets (liabilities)	$69	$34

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain.  The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets.  Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, the Company provided a full valuation allowance against the U.S. deferred tax assets resulting from the accruals and reserves along with the net operating loss and credits carried forward. The valuation allowance increased by $8,477 from $14,281 as of December 31, 2020 to $22,738 as of December 31, 2021, and by $2,467 from $11,814 to $14,281 as of December 31, 2020.

At December 31, 2021 and 2020, the Company had net deferred income tax assets related primarily to net operating loss carry forwards, accruals and reserves and tax credit carryforward that are not currently being recognized of $22,738 and $14,281, respectively, which have been offset by a valuation allowance.

We have not provided U.S. Federal and State income taxes, nor foreign withholding taxes on approximately $9,802 of undistributed earnings for certain non-US subsidiaries, because such earnings are intended to be indefinitely reinvested. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would not be subject to U.S. income tax due to the transition tax of IRC Section 965 or via newly enacted Global Intangible Low-Taxed Income (“GILTI”) provision, enacted as part of the 2017 U.S. Tax Act.  The Company would be subject to U.S. state tax and potential foreign withholding taxes on a repatriation of the foreign earnings.   The amount of unrecognized deferred income tax liability related to these earnings is not material.

Estimate of cumulative foreign earnings is as follows as of December 31:

	2021	2020
China	$4,741	$4,195
India	5,061	4,961
Total	$9,802	$9,156

The Company had net operating loss carryovers (NOL) for federal and state income tax purposes of approximately $92,262 and $27,577, respectively, as of December 31, 2021. Approximately $9,939 of federal NOLs will expire beginning in 2037, while approximately $82,323 generated beginning in 2018 have an indefinite life.  The state NOLs will expire if unused in years 2027 through 2041:

	2021	2020
Federal NOL	$92,262	$56,805
State NOL	$27,577	$12,418

The Company had research and development (“R&D”) credit carryforwards as follows as of December 31:

	2021	2020
Federal R&D credits	$99	$—
California R&D credits	$126	$117

At December 31, 2021, the Company had approximately $99 of federal and $126 of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The California research credits have no expiration dates.

The federal research credits expire on December 31, 2040.

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

The Company had excess interest expense carryforwards of $1,499 as of December 31, 2021. Federal laws impose restrictions on the utilization of sec 163 (j) excess interest expense carryforwards in the event of a change in ownership of the Company, which constitutes an 'ownership change' as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in June 2020 that materially impacts the availability of its excess interest expense. However, since the Section 163(j) excess interest expense carryover does not expire, there will be no limitation under Section 382 against the excess interest expense carryover in 2021. Should the Company utilize the excess interest expense in the future, the availability of its carryforwards would be substantially restricted.

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, uncertain tax positions, are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize, in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following table summarizes the activity related to unrecognized tax benefits as follows as of December 31:

In thousands	2021	2020
Unrecognized benefit-beginning of period	$1,190	$6,900
Gross increases-prior period tax positions	34	96
Gross (decreases)-prior period tax positions	—	(5,818)
Decrease prior period tax positions - settlements	—	(95)
Gross increases -current period tax positions	82	107
Unrecognized benefit-end of period	$1,306	$1,190

$66 of the unrecognized tax benefits as of December 31, 2021, are accounted for as a reduction in the Company’s deferred tax assets. Due to the Company’s valuation allowance, only $1,240 of the $1,306 of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company reported a tax expense of $52 of interest and penalties in 2021 and the Company has accrued a $136 liability for accrued interest and penalties related to unrecognized tax benefit as of December 31, 2021.

The Company's material income tax jurisdictions are the United States (federal and California), China and India. As a result of net operating loss and credit carryforwards, the Company is subject to audit for tax years 2014 and forward for California purposes and for 2017 and forward for federal tax purposes. The statute of limitations remains open for China tax years 2015 and later, and for India tax years 2016 and later.

Accounting for GILTI requires companies to adopt tax accounting policies related to:

Treating the book-tax differences as either period costs or to recognize GILTI related deferred tax assets/liabilities in accounting for the GILTI book-tax differences.  The Company has elected to treat this difference as a period cost.

In the Company’s valuation allowance analysis, the Company will elect the Increment Cash Tax Savings Approach in determining its U.S. valuation allowance.

NOTE 11 —Commitments and Contingencies

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate Sonim under certain circumstances to indemnify its current and former directors, officers or employees, and underwriters, with respect to certain of the matters described below and Sonim has been advancing legal fees and costs to certain current and former directors, officers, employees and underwriters in connection with certain matters described below.

Operating leases—The Company leases several facilities under noncancelable operating leases that began expiring in 2021. The Company recognizes rent expense on a straight-line basis over the lease period.

Future minimum lease payments under noncancelable operating lease commitments are approximately as follows:

Year Ending, December 31st,
2022	$747
2023	515
2024	467
2025	318
$2,047

Rent expense was approximately $1,071 and $1,568 for the years ended December 31, 2021 and 2020.

Third Party Designer Commitments—The aggregate amount of noncancelable outsourced third party designer services for our next generation phones as of December 31, 2021 and 2020, was approximately $6,460 and zero, respectively, and were related to the XP5plus and the XP10.

Purchase Commitments—The aggregate amount of noncancelable purchase orders as of December 31, 2021 and 2020, was approximately $5,663 and $5,113, respectively, and were related to the purchase of components of our devices.

Royalty payments—The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire from 2022 through 2026. Royalty expense for the years ended December 31, 2021 and 2020, was $2,168 and $2,288, respectively, which are included in cost of revenues on the consolidated statements of operations. The Company may be required to pay additional royalties to additional patent holder and technology providers on future products.

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

Securities and Exchange Commission Formal Order of Private Investigation: In March 2020, the Company received a voluntary document request from the SEC San Francisco Regional office, and in August 2020, the Company was informed that the SEC Staff was conducting a formal investigation into events that occurred in 2018-2019. The Company has been cooperating in the SEC’s ongoing investigation.  In October 2021, the Company and the SEC Staff began discussions regarding a potential resolution of the investigation. These discussions are ongoing. The Company is unable to predict the likely outcome of the investigation, including whether it can be resolved through settlement negotiations, or determine its potential impact, if any, on the Company.

Derivative litigation—On September 21, 2020, the Company, and certain of its current and former directors and officers were sued by a stockholder on behalf of our Company in a derivative action in the United States District Court for the District of Delaware, captioned Kusiak v. Plaschke, et al., Case No 20-cv-1270-MN (“Kusiak”). The Kusiak complaint is based largely on the same underlying factual allegations as the ’33 Act Federal Action.  The Company filed a motion to dismiss the Kusiak derivative action based on plaintiff’s failure to make a litigation demand on Sonim’s directors. On February 1, 2021, plaintiff in Kusiak voluntarily dismissed the action without prejudice.

On February 1, 2021, the same plaintiffs’ lawyers in the Kusiak action filed a new derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former directors and officers, captioned Gupta v. Plaschke, et al., Case No. 1:21-cv-130-MN (“Gupta”). The allegations in the Gupta complaint are generally similar to those in the Kusiak action. The Company filed a motion to dismiss the Gupta derivative action based on plaintiff’s failure to make a litigation demand on Sonim’s directors. Given the early stages of this proceeding and the limited information available, the Company cannot predict the outcome of this legal proceeding or determine its potential impact, if any, on the Company.

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

Contingent severance obligations—The Company has agreements in place with certain key employees (Executive Severance Arrangements) guaranteeing severance payments under certain circumstances. Generally, in the event of termination by the Company without cause, termination due to death or disability, or resignation for good reason, the Company is obligated to the pay the employees in accordance to the terms of the agreements. On May 31, 2021, the Company and Tom Wilkinson agreed that he will cease serving as the Company’s Chief Executive Officer.  In connection with his departure, the Company entered into a Separation and Release Agreement with him pursuant to which he will continue to be paid his base salary of $400, the rate in effect on the effective date for a period of twelve months, subject to tax withholding and any other authorized deductions.

On December 11, 2019, the Board of Directors approved the Sonim Technologies Inc. Transaction Bonus Plan (the “Plan”) that is intended to incentivize Company employees who are in a position to significantly impact the value received by the Company’s stockholders in a change of control transaction. Pursuant to the Plan, upon consummation of a change of control transaction, 10% of the consideration payable to Company stockholders, after deducting transaction expenses, will be distributed to Plan participants, including the Company’s named executive officers. The Plan has a three-year term and may be extended by the administrator of the Plan. Subject to the terms of the Plan, participants must be continuously providing services to the Company through the date of the closing of a change in control transaction to be eligible to receive a bonus thereunder, except in the event of death or disability or involuntary termination without cause as further described in Section 5(c) and 5(d) of the Plan, and payment is contingent upon delivery and non-revocation of a general release of claims. In connection with the adoption of the Plan, the Board of Directors allocated a 10% interest in the Plan to Robert Tirva, the Company’s President, Chief Operating Officer and Chief Financial Officer, and 35% to 6 other key employees and consultants.

NOTE 12 —Net Loss Per Share

 The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods ended and reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

:

	For the Years Ended
	December 31
	2021	2020
Numerator:
Net loss	$(38,627)	$(29,932)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	9,464,560	4,620,855
Net loss per share, basic and diluted	$(4.08)	$(6.48)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods ended:

	For the Years Ended
	December 31
	2021	2020
Shares subject to options to purchase common stock	95,413	144,303
Unvested restricted stock units	347,111	269,138
Shares subject to warrants to purchase common stock	2	2

Total	442,526	413,443

NOTE 13 —Entity Level Information

Segment Information—The Company operates in one reporting segment.

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief operating officer, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.

The following table summarizes the revenue by region based on ship-to destinations for the periods ended:

	For the Years Ended
	December 31
	2021	2020
U.S.	$42,356	$46,107
Canada and Latin America	9,401	14,228
Europe and Middle East	1,142	1,978
Asia Pacific	1,671	1,679
	$54,570	$63,992

Long-lived assets located in the United States and Asia Pacific region were $2,370 and $3,040, and $534 and $782 as of December 31, 2021 and 2020, respectively.

The composition of revenues is as follows:

	For the Years Ended
	December 31
	2021	2020
Product Sales	$54,476	$63,627
Services	94	365
Total revenues	$54,570	$63,992

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits at December 31, 2021 and 2020. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $932 and $65 at December 31, 2021 and 2020, respectively.

Receivables from one customer approximated 70% of total accounts receivable at December 31, 2021 and two customers approximated 26% and 10% of total accounts receivable at December 31, 2020.

Revenue from certain customers in 2021 and 2020 accounted for approximately the following percentage of total revenues:

	For the Years Ended December 31,
	2021	2020
Customer A	23%	15%
Customer B	23%	40%
Customer C	22%	10%
Customer D	8%	11%
Total	76%	76%

NOTE 14 —Restructuring Costs

At the beginning of 2021, the Company outsourced substantially all of its software development to a third-party and transferred 105 employees to support the ongoing work to be performed. In connection with outsourcing its software development, the Company entered into an agreement of future business volume over the next three years in the amount of $7,120, of which the Company has committed to that a minimum value of $3,100 will be assured in the first year of business. The Company has paid $3,127 during the year ended December 31, 2021.

Additionally, at the beginning of 2021, the Company outsourced its manufacturing work to a supply chain partner and transferred 22 employees as part of this solution.

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

The table below sets forth the activity in the Company’s restructuring costs during 2021 and 2020:

Restructuring Costs Liability
Balance at January 1, 2020	$511
Additions: expensed costs	1,663
Payments: expenses paid out	(1,715)
Balance at December 31, 2020	$459
Payments: expenses paid out	(459)
Balance at December 31, 2021	$—

Total restructuring costs of $1,663 were broken out between operating expenses of $1,546 and cost of revenues of $117 for the year ended December 31, 2020.

The Company paid insignificant bonuses and cash settlement of options for the India employees for the year ended December 31, 2021.

NOTE 15 —Subsequent Events

On February 16, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until August 15, 2022, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days. We intend to actively monitor the closing bid price of our common stock and are evaluating available options to regain compliance with the Minimum Bid Requirement, including by effecting a reverse stock split.