Form 10-K/A
period 2021-12-31
SONIM TECHNOLOGIES INC
filed 2022-05-02
CIK 1178697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

Amendment No. 1
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File
Number 001-38907

Sonim Technologies, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	94-3336783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 River Place Boulevard, Bldg. 7, S#250 Austin, TX	78730
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(650) 378-8100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SONM	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2021 was approximately $37,359,618.
At April 26, 2022, 19,269,338 shares of Common Stock, par value $0.001, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(“Amendment No. 1”) amends our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2022 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form
10-K
(the “Part III Information”) and to delete the disclosures regarding incorporation by reference on the front cover page of the Original Filing. The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
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
Throughout this Amendment No. 1, references to the “Company,” “Sonim,” “we,” “our,” and “us” refer to Sonim Technologies, Inc. and its wholly owned and consolidated subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth information concerning our executive officers and directors, including their ages as of April 26, 2022.

Name	Age	Position
Executive Officers
Peter Liu	54	Chief Executive Officer
Robert Tirva	56	President, Chief Financial Officer and Chief Operating Officer
Directors
John Kneuer (1)(2)	53	Chairman of the Board of Directors
Alan Howe (1)(3)	60	Director
Susan G. Swenson (1)(2)	73	Director
Mike Mulica (1)(3)	59	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
Executive Officers
Peter Liu
has served as our Chief Executive Officer since April 2022. Mr. Liu previously served as our Executive Vice President for Global Operations from September 2010 to April 2022. From 2007 to 2010, Mr. Liu served as Global Quality Director for LOM/Perlos, an international VI supplier of mobile phones. From 2005 to 2007, Mr. Liu was the Head of Quality for the Strategic Growth Engine business at Motorola Solutions, Inc., a multinational telecommunications company. Mr. Liu received a M.B.A. from Lawrence Technological University and a Bachelor’s in Engineering from Tianjin University.
Robert Tirva
has served as our President and Chief Operating Officer since May 2021 and as our Chief Financial Officer since September 2019. Mr. Tirva previously served as the Chief Financial Officer of Intermedia, a private cloud UCaaS and business application provider from August 2016 to February 2019. From August 2014 to August 2016, Mr. Tirva was corporate controller at Dropbox, Inc., a collaboration platform provider. Prior to his service at Dropbox, he held various finances roles of increasing responsibility at Broadcom Corporation, including Senior Vice President, Principal Accounting Officer and Vice President of Finance. He currently serves on the board of directors of Skyworks Aeronautics Corporation, an aerospace company. Mr. Tirva previously served on the board of directors of Resonant Inc., a hardware development company for mobile devices. Mr. Tirva received an M.B.A. from the Yale School of Management and a Bachelor of Business Administration in Accounting from the University of Notre Dame.
Non-Employee Directors
John Kneuer
has served as a member of our Board of Directors since March 2019 and as Chairman of our Board of Directors since March 2020. Since November 2007, Mr. Kneuer has served as the founding Managing Member of JKC Consulting LLC, a strategic consulting and advisory firm. He has also served as Senior Advisor to the American Continental Group, a public policy consulting firm, since April 2017. Since June 2017, Mr. Kneuer has served on the board of directors of TerreStar Corporation, a telecommunications company. From 2011 until 2018, he served as a member of the board of directors of Globalstar, Inc., a satellite communications company, where he served as a member of the audit and compensation committees. From October 2003 to November 2007, Mr. Kneuer served first as the Deputary Assistant Secretary, and then as U.S. Assistant Secretary, of Commerce for Communications and Information. As Assistant Secretary, Mr. Kneuer served as Administrator of the National Telecommunications and Information Administration. Mr. Kneuer received a B.A. and J.D. from Catholic University of America. The Board of Directors believes that Mr. Kneuer’s extensive business consulting experience and leadership experience at various strategic consulting and communications companies as well as federal telecommunications authorities qualifies him to serve on our Board of Directors.
Alan Howe
has served as a member of our Board of Directors since October 2017. Since April 2001, Mr. Howe has served as co-founder
and Managing Partner of Broadband Initiatives, LLC, a boutique corporate development and strategic consulting firm since 2001. Previously, Mr. Howe held various executive management positions at Covad Communications, Inc., a provider of broadband voice and data communications, Teletrac, Inc., a location-tracking software company, Sprint Corporation, a telecommunications company, and Manufacturers Hanover Trust Company, a commercial bank. Mr. Howe currently serves on the boards of Babcock and Wilcox, a company providing environmental technologies for the power industry, Orion Energy Systems, Inc., a LED lighting and intelligent controls company, and NextNav, a developer of 3D geolocation services. Mr. Howe previously served on the board of directors for Data I/O Corporation, magicJack, VocalTec, Ltd., a cloud communications company, CafePress, an online retailer of usercustomized products, Urban Communications, a provider of fiber optic services, Qualstar Corporation, a data storage products manufacturer, Determine. Inc., a provider of life cycle management solutions software, Widepoint Corporation, a provider of technology products and services, and Resonant Inc., a hardware development company for mobile devices. The Board of Directors believes that Mr. Howe’s extensive financial, executive and board experience with multiple private and public companies qualifies him to serve on our Board of Directors.
Susan G. Swenson
has served as a member of our Board of Directors since March 2019. Ms. Swenson has served on the board of directors of Faraday Future Intelligent Electric Inc. since July 2021. From August 2012 to August 2018, Ms. Swenson served on the board of directors of FirstNet and chaired the board of directors from August 2014 to August 2018. From October 2015 to June 2017, Ms. Swenson served as Chief Executive Officer of Inseego Corporation, a wireless internet solutions and telematics provider, and served as the chairperson of the board of directors from April 2014 to June 2017. From February 2004 to October 2005, Ms. Swenson served as the President and Chief Operating Officer of
T-Mobile
US, Inc., a wireless network operator. From 1999 to 2004, Ms. Swenson served as President of Leap Wireless International, Inc., a telecommunications operator, and Chief Executive Officer of Cricket Communications, Inc., a prepaid wireless service provider and subsidiary of Leap. Ms. Swenson also served as Chief Executive Officer of Sage North America from 2008 to 2011. Since March 2012, Ms. Swenson has served on the board of directors of Harmonic, Inc., a video delivery, and media company. Since October 2018, Ms. Swenson has served as chairman of the board of directors of Vislink Technologies, Inc., a video capture and broadcasting company. Ms. Swenson previously served on the board of directors of Wells Fargo from November 1994 to December 2017. Ms. Swenson received a B.A. in French from San Diego State University. The Board of Directors believes that Ms. Swenson’s extensive leadership experience at various media and communications companies and at FirstNet qualifies her to serve on our Board of Directors.
Mike Mulica
has served as a member of our Board of Directors since April 2021. Mr. Mulica has served as Chairman at AlefEdge since March 2018 and as its Chief Executive Officer since August 2021. From May 2018 to present, Mr. Mulica has served as the Global Management Advisor at Mulica Consulting, advising public and private companies on global mobile internet and application platforms. From May 2016 to August 2018, Mr. Mulica served as Chief Executive Officer and President of Actility Technologies, Inc., an IoT communications and software company. From June 2014 to May 2016, Mr. Mulica served as the President, Worldwide Sales and Business Development at Real Networks, Inc., a content and internet software company. From October 2011 to July 2014, Mr. Mulica served as the Chief Executive Officer and President of Openwave Systems, Inc., a mobile internet software company. Prior to his service at Openwave Systems, he held various leadership positions at Motorola, Inc., a communications systems company, Synchronoss Technologies, an internet software and services company, FusionOne, Inc., a mobile internet software company, BridgePort Technologies, Inc., a mobile internet software company, Phone.com, inc., inventor of the mobile internet, California Microwave, Inc., a microwave and satellite systems company, and Tandem Computers, a fault tolerant computer manufacturer. Mr. Mulica holds a BS in Finance from Marquette University and an MBA from the Kellogg School of Management at Northwestern University. The Board of Directors believes that Mr. Mulica’s extensive operational, executive and board experience with numerous private and public companies at various internet, mobile and software companies qualifies him to serve on our Board of Directors.

There are no family relationships among our directors or executive officers. There is no arrangement or understanding between or among our officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.
Code of Business Conduct and Ethics for Employees, Executive Officers and Directors
We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers, and directors. The Code of Conduct is available on our website at www.sonimtech.com. The Nominating and Corporate Governance Committee of our Board of Directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website to the extent required by the applicable rules of the SEC and The Nasdaq Stock Market LLC (“Nasdaq”).
Audit Committee and Audit Committee Financial Expert
We have a standing Audit Committee of the Board of Directors. Mr. Howe, Mr. Mulica, Ms. Swenson and Mr. Kneuer currently serve as members of the Audit Committee of our Board of Directors, with Mr. Howe serving as the chairperson of the Audit Committee. Our Board of Directors has determined that Mr. Howe is an audit committee financial expert, as defined by SEC rules and regulations.
Our Board of Directors has determined that each of Mr. Howe, Ms. Swenson, Mr. Mulica and Mr. Kneuer is an independent director in accordance with Nasdaq listing rules and the applicable requirements of
Rule 10A-3 of
the Securities Exchange Act of 1934, as amended. Our Board of Directors has further determined that each of the members of the Audit Committee satisfy the financial literacy and sophistication requirements of the Nasdaq listing rules.

Item 11.	Executive Compensation.
Our named executive officers for the year ended December 31, 2021, consisting of one individual who served as an executive officer at year-end
and one former executive officer for whom disclosure would have been provided but for the fact that such individual was not serving as an executive officer as of December 31, 2021, are: Robert Tirva, our President, Chief Financial Officer and Chief Operating Officer, and Thomas W. Wilkinson, our former Chief Executive Officer. Mr. Liu is not considered a named executive officer for the year ended December 31, 2021 because he was not an executive officer of the Company during 2021.
Summary Compensation Table
The following table sets forth information regarding compensation earned during the years ended December 31, 2021 and December 31, 2020 by our named executive officers, or NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Robert Tirva	2021	$325,000	$400,000	(2)	$199,999	$—	$—	$—		$924,999
President, Chief Financial Officer and Chief Operating Officer	2020	$300,000	$90,000		$531,252	$—	$—	$—		$921,252
Thomas W. Wilkinson	2021	$166,667	$—		$—	$—	$—	$440,364	(3)	$607,031
Former Chief Executive Officer	2020	$400,000	$160,000		$475,050	$—	$—	$8,650	(4)	$1,043,700

(1)
This column reflects the full grant date fair value for stock awards or options, respectively, granted during the fiscal year as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The grant date fair value of stock awards were based on the closing price per share of our common stock on the applicable grant date. These amounts do not necessarily correspond to the actual value that may be recognized from the stock options and stock awards by the NEOs.

(2)
50% of Mr. Tirva’s net (after applicable withholding taxes) bonus for 2021 was paid in fully-vested shares of our common stock awarded under our 2019 Equity Incentive Plan (233,638 shares of our common stock granted on January 27, 2022).

(3)
Represents (a) severance benefits (including estimated cost of reimbursement of premiums to continue health insurance under COBRA for one year) of $430,714 payable to Mr. Wilkinson pursuant to his Separation and Release Agreement with the Company, and (b) $9,650 for World Presidents Organization activities to which Mr. Wilkinson was entitled pursuant to his employment agreement.

(4)	Represents $8,650 for World Presidents Organization activities to which Mr. Wilkinson was entitled pursuant to his employment agreement.

Outstanding Equity Awards at December 31, 2021
The following tables provide information about outstanding equity awards held by each of our named executive officers at December 31, 2021. Awards for the named executive officers were granted under our 2019 Equity Incentive Plan.
Option Awards

Name	Grant Date	Exercisable		Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration Date
Robert Tirva	11/1/2019	9,510	(1)	16,899	$22.60	10/31/2029

(1)
25% of the shares of common stock underlying the option, or 4,225 shares, vested in September 2020, the first anniversary of the vesting commencement date, and the remainder will vest in 36 equal monthly installments thereafter, subject to Mr. Tirva’s continuous service through the relevant vesting dates. During the 13 months following a change in control, if we terminate Mr. Tirva’s employment without cause or if Mr. Tirva resigns for good reason, vesting of this option will accelerate in full.

Stock Awards

Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Robert Tirva	11/1/2019	4,224	(1)	$3,894
	6/9/2020	34,350	(2)	$31,664
	9/29/2020	7,500	(2)	$6,914
	06/18/2021	33,495	(3)	$30,876

(1)
25% of the shares, or 2,113 shares, vested in September 2020, the first anniversary of the vesting commencement date, and the remainder will vest in 3 equal annual installments thereafter, subject to Mr. Tirva’s continuous service through the relevant vesting dates. During the 13 months following a change in control, if we terminate Mr. Tirva’s employment without cause or if Mr. Tirva’s resigns for good reason, vesting of this award will accelerate in full.

(2)
25% of the shares, or 13,950 shares, vested in June 2021, the first anniversary of the vesting commencement date, and the remainder will vest in 3 equal annual installments thereafter, subject to Mr. Tirva’s continuous service through the relevant vesting dates. During the 13 months following a change in control, if we terminate employment without cause or individual resigns for good reason, vesting of these awards will accelerate in full.

(3)
100% of the shares are scheduled to vest on June 18, 2022, subject to continuous employment thru the relevant vest date. During the 13 months following a change in control, if we terminate employment without cause or individual resigns for good reason, vesting of these awards will accelerate in full.

(4)	Based on closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2021 ($0.9218).

Agreements with Our Named Executive Officers
Set forth below are descriptions of our employment agreements with our named executive officers. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers that were providing services to the Company as of December 31, 2021, see “—Potential Payments upon Termination or Change in Control.”
Mr.
 Wilkinson.
In October 2019, we entered into an employment agreement with Mr. Wilkinson. Under the terms of the employment agreement, Mr. Wilkinson received an annual base salary of $400,000. Further, he was eligible, beginning in the fiscal year 2020, for an annual bonus of 100% of his base salary based on performance against targets determined by the Board of Directors at the beginning of each year. In the Wilkinson employment agreement, the Company agreed to establish a transaction bonus plan (as further described below), which will be funded by 10% of the consideration payable to company stockholders in the event of a change in control after deducting transaction expenses, of which Mr. Wilkinson shall have a 50% interest. In addition, Mr. Wilkinson was entitled to receive up to $15,000 each year for his participation in World Presidents Organization activities and a monthly stipend of $2,000 indefinitely while employed by the Company for office space in Austin, Texas. Mr. Wilkinson was eligible to participate in the employee benefit plans generally available to our employees, as well as in discretionary bonuses (if any) approved by the Board of Directors from time to time.
Mr.
 Tirva.
In September 2019, we entered into an employment agreement with Mr. Tirva, which was first amended in December 2019. Under the terms of the employment agreement, Mr. Tirva was entitled to an annual base salary of $300,000 and was eligible to receive an annual bonus of 50% of his base salary based on performance against targets to be determined by the Board of Directors at the beginning of each year.
On October 14, 2021, we entered into an amended employment agreement with Mr. Tirva. The amended employment agreement reflects Mr. Tirva’s position as the Company’s President, Chief Financial Officer and Chief Operating Officer and provides that Mr. Tirva will receive an annual base salary of $400,000. The amended employment agreement also provides that Mr. Tirva’s target annual bonus opportunity is 100% of his base salary, with the actual annual bonus amount to be determined each year based on performance against performance targets determined by the Board of Directors. Mr. Tirva is also eligible to participate in the employee benefit plans generally available to our employees.
Potential Payments upon Termination or Change in Control
Each of our named executive officers that were providing services to the Company as of December 31, 2021 is eligible to receive certain benefits pursuant to his employment agreement with us, as described below. “Cause,” “good reason,” “enterprise value,” “financial investors” and “change in control” are defined in the applicable employment agreements with each of our named executive officers.
Mr.
 Wilkinson.
Mr. Wilkinson’s employment agreement provided that, upon Mr. Wilkinson’s termination without cause, or due to his death, permanent disability or for good reason, in either case at any time prior to a change in control or more than 13 months after a change in control, Mr. Wilkinson would receive 12 months of continued base salary and reimbursement for COBRA health insurance premiums for up to 12 months following the date of termination. If Mr. Wilkinson’s employment was terminated without cause, or his employment was terminated for good reason, in either case at any time within 13 months after a change in control, Mr. Wilkinson would have received 18 months of continued base salary, reimbursement for COBRA health insurance premiums for a period of up to 18 months, 150% of his target bonus for the year of termination (assuming full achievement, but no over-achievement, of performance targets under the bonus plan), and accelerated vesting of any thenoutstanding options or stock awards.
In connection with his separation with the Company, on May 31, 2021 we entered into a Separation and Release Agreement with Mr. Wilkinson (the “Separation Agreement”). Pursuant to the Separation Agreement, we agreed to provide severance benefits (consisting of total cash severance pay of $400,000 and reimbursement of premiums to continue health insurance under COBRA for up to one year) to Mr. Wilkinson which were consistent with the severance benefits provided for in his employment agreement. In consideration for such severance benefits, the Separation Agreement includes a general release of claims by Mr. Wilkinson in favor of the Company. All of the stock options and stock awards that we had granted to Mr. Wilkinson prior to his separation terminated upon his separation to the extent that they had not vested prior to the date of his separation. In accordance with the Separation Agreement, Mr. Wilkinson’s participation in our transaction bonus plan terminated on November 30, 2021.
Mr.
 Tirva
. Mr. Tirva’s amended employment agreement provides that if his employment with us is terminated by us without cause or by Mr. Tirva for good reason, in any such case prior to a change in control or more than 13 months after a change in control, or due to Mr. Tirva’s death or permanent disability, Mr. Tirva will receive 12 months of continued base salary and reimbursement for COBRA health insurance premiums for up to 12 months following the date of termination. If Mr. Tirva’s employment with us is terminated by us without cause, or if he terminates his employment with us for good reason, in either case at any time within 13 months after a change in control, Mr. Tirva will receive 18 months of continued base salary, reimbursement for COBRA health insurance premiums for a period of up to 18 months, 150% of his target bonus for the year of termination (assuming full achievement, but no over-achievement, of performance targets under the bonus plan), and accelerated vesting of any then-outstanding options or stock awards granted by the Company to him. The severance benefits described above would, if triggered, be conditioned on Mr. Tirva providing us with a release of claims in a form acceptable to us. The amended employment agreement also provides that if Mr. Tirva’s employment with us is terminated by us without cause, by Mr. Tirva for good reason, or due to his death or permanent disability, he will receive a pro-rated
target annual bonus for the year in which the termination of employment occurs.
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
As noted above, Mr. Wilkinson’s participation in the transaction bonus plan terminated on November 30, 2021.
Executive Bonus Plan
Given the uncertainties of the global pandemic that existed during most of 2021, our Board of Directors did not approve bonus plan metrics or targets for 2021. Instead, the Board of Directors met at the end of the year and considered the Company’s performance during the year. The Board of Directors determined that Mr. Tirva would be paid a bonus of $400,000 based on the Company’s performance and his contributions during 2021.
Pension Benefits
Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2021.
Nonqualified Deferred Compensation
Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during 2021.
Employee Benefit Plans
We believe that our ability to grant equity-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our executive officers with the financial interests of our stockholders. In addition, we believe that our ability to grant options and other equity-based awards helps us to attract, retain and motivate executive officers and encourages them to devote their best efforts to our business and financial success. Vesting of equity awards (other than awards granted in lieu of cash salary or bonus) is generally tied to continuous service with us and serves as an additional retention measure. Our executive officers generally are awarded an initial new hire grant upon commencement of employment.
Each of our named executive officers currently employed by us holds equity awards under our 2019 Equity Incentive Plan that were granted subject to the general terms thereof and the applicable forms of award agreement thereunder. The specific vesting terms of each named executive officer’s equity awards are described above under “Outstanding Equity Awards as of December 31, 2021.”
Prior to our initial public offering, we granted all equity awards pursuant to our 2012 Equity Incentive Plan. We currently grant all equity awards pursuant to our 2019 Equity Incentive Plan. All options are granted with a per share exercise price equal to no less than the fair market value of a share of our Common Stock on the date of the grant, and generally vest on a monthly basis over 48 months, subject to the continued service with us through each vesting date. All options have a maximum term of up to 10 years from the date of grant, subject to earlier expiration following the cessation of an executive officer’s continuous service with us. Option vesting is subject to acceleration as described above under “Potential Payments upon Termination or Change in Control.” Options generally remain exercisable for three months following an executive officer’s termination, except in the event of a termination for cause or due to disability or death. Restricted stock unit awards (“RSUs”) generally vest annually over 4 years (other than awards granted in lieu of cash salary or bonus, which may be vested at grant), subject to the continued service with us through each vesting date.
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
Director Compensation
The following table sets forth information regarding compensation earned during the year ended December 31, 2021 by our non-employee directors
who served as directors during such year. Mr. Wilkinson, our former Chief Executive Officer, served on our Board of Directors but did not receive compensation for his service as a director and the compensation paid to Mr. Wilkinson for his service as an employee during the year ended December 31, 2021, is set forth in the “Summary Compensation Table” above.

Name	Fees earned or Paid in Cash ($)	Stock awards (1)(4) ($)		Option awards (1) ($)	Total($)
Alan Howe	$50,000	$59,998	(2)	—	$109,998
John Kneuer	$64,667	$59,998	(2)	—	$124,665
Sue Swenson	$57,000	$59,998	(2)	—	$116,998
Kenny Young (5)	—	—		—	$0
Michael Mulica	$21,500	$224,349	(3)	—	$245,849
Ken Naumann (6)	—	$39,100	(6)	—	$39,100

(1)
This column reflects the full grant date fair value for stock awards or options, respectively, granted during the year ended December 31, 2021 as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The grant date fair value of stock awards were based on the closing price per share of our common stock on the applicable grant date. These amounts do not necessarily correspond to the actual value that may be recognized from the stock awards by the non-employee
directors.

(2)	Each non-employee director was awarded 27,906 RSUs on November 12, 2021 having a grant date fair value of $59,998.
(3)
Mr. Mulica was awarded 6,626 RSUs on June 17, 2021 for his initial appointment to the Board of Directors having a grant date fair value of $39,100, 75,000 RSUs on October 18, 2021 having a grant date fair value of $155,250, and 13,953 RSUs on November 12, 2021 having a grant date fair value of $29,999.

(4)
As of December 31, 2021, each
non-director
employee held the following number of RSUs: (i) Mr. Howe (36,206); (ii) Mr. Kneuer (36,206); (iii) Ms. Swenson (36,206); and Mr. Mulica (95,579) Messrs. Young and Naumann, did not hold any RSUs at the end of fiscal 2021. As of December 31, 2021, each non-director
employee held the following number stock options: (i) Mr. Howe (4,625); (ii) Mr. Kneuer (4,392); and (iii) Ms. Swenson (4,392). Messrs. Young, Mulica and Naumann did not hold any stock options at the end of fiscal 2021.

(5)
Mr. Young declined to receive any compensation for his services as a member of the Board of Directors and any committee thereof. Mr. Young resigned from the Board of Directors effective February 3, 2022.

(6)
Mr. Naumann was awarded 6,626 RSUs on June 17, 2021 for his initial appointment to the Board of Directors having a grant date fair value of $39,100. Mr. Naumann resigned from the Board of Directors effective July 16, 2021.

Non-Employee Director
Compensation Policy
We maintain a
non-employee
director compensation policy pursuant to which our
non-employee
directors are eligible to receive compensation for service on our Board of Directors and committees of our Board of Directors. Our Board of Directors or Compensation Committee may amend the non-employee
director compensation policy from time to time.
Equity Compensation
Each new
non-employee
director who joins our Board of Directors is granted an initial award of RSUs under our 2019 Equity Incentive Plan. Messrs. Mulica and Naumann each received an initial award of 6,626 RSUs under our 2019 Equity Incentive Plan in June 2021. Each of these annual awards vest in full on the earlier of the first anniversary of the grant date, immediately prior to the next annual meeting of the Company’s stockholders, a change in control of the Company, or the director’s death or disability, subject to the director’s continued service through the applicable vesting date.
Each of our
non-employee
directors continuing to serve on the Board of Directors also receives an annual equity award of RSUs under our 2019 Equity Incentive Plan. As noted above, for 2021 these awards were granted on November 12, 2021 and had a grant date fair value of $59,998. Mr. Mulica’s annual grant was pro-rated
based on his 2021 service period and had a grant date fair value of $29,999. On the date of each annual meeting of our stockholders beginning in 2022, if an annual meeting is held, each non-employee
director who will continue as a
non-employee
director following such meeting will be granted an award of RSUs under our 2019 Equity Incentive Plan having an aggregate grant date fair value of $60,000. Each of these annual awards vest in full on the earlier of the first anniversary of the grant date, immediately prior to the next annual meeting of the Company’s stockholders, a change in control of the Company, or the director’s death or disability, subject to the director’s continued service through the applicable vesting date.

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
In addition to the above compensation, on October 18, 2021, in recognition of additional committee work and board of Directors assignments, Mr. Mulica was granted an additional received 75,000 RSUs with a grant date fair value of $155,250.
Each RSUs award granted under the policy will fully vest upon a change of control or the non-employee
director’s death or disability.
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
directors for their attendance at meetings of our Board of Directors or any committee thereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of April 26, 2022 (except where otherwise indicated) regarding the beneficial ownership of our common stock by:

•	each person, or group of affiliated persons, who is known by us to own beneficially five percent or more of the outstanding shares of our common stock;

•	each of our current directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.
The number of shares owned and percentage ownership in the following table is based on 19,269,338 shares of common stock outstanding on April 26, 2022. Except as otherwise indicated below, the address of each officer and director listed below is c/o 6500 River Place Boulevard, Bldg. 7, S#250, Austin, TX.
We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of common stock issuable pursuant to the exercise of stock options and RSUs that are either immediately exercisable or exercisable within 60 days of April 26, 2022. These shares are deemed to be outstanding and beneficially owned by the person holding those options and RSUs for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name and Address of Beneficial Owner	Total	Percent
5% Stockholders:

Directors and Named Executive Officers:
Robert Tirva (1)	318,875	1.65%
Tom Wilkinson	0	*
John Kneuer (2)	7,144	*
Alan Howe (3)	8,266	*
Susan G. Swenson (4)	6,700	*
Mike Mulica (5)	6,626	*
Total of all Current Directors and Executive Officers	457,184	2.37%

*	Represents less than 1% of the outstanding shares of our common stock.
(1)
Consists of 259,809 shares held directly by Robert Tirva, 47,445 shares subject to RSUs vesting and exercisable within 60 days of April 26, 2022 and 11,621 shares issuable upon the exercise of outstanding options held by Robert Tirva exercisable within 60 days April 26, ,2022

(2)	Consists of 4,014 shares held directly by John Kneuer, and 3,100 shares subject to RSUs vesting and exercisable within 60 days of April 26, 2022.
(3)
Consists of 4,933 shares held directly by Alan Howe, 3,100 shares subject to RSUs vesting and exercisable within 60 days of April 26, 2022 and 233 shares issuable upon the exercise of outstanding options that are fully vested.

(4)	Consists of 3,600 shares held directly by Susan Swenson, and 3,100 shares subject to RSUs vesting and exercisable within 60 days of April 26, 2022.
(5)	Consists of 6,626 shares subject to RSUs held by Mike Mulica exercisable within 60 days of April 26, 2022.
Equity Compensation Plan Information
The following table provides certain information with respect to all of Sonim’s equity compensation plans in effect as of December 31, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	442,524	(1)	$39.9972	(2)	596,580	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	442,524		$39.9972		596,580

(1)
The aggregate number consists of the following: 40,738 shares subject to options to purchase common stock issued pursuant to our 2012 Equity Incentive Plan as of December 31, 2021, 54,675 shares subject to options to purchase common stock issued pursuant to our 2019 Equity Incentive Plan as of December 31, 2021, and 347,111 shares issuable upon vesting of outstanding RSUs issued pursuant to our 2019 Equity Incentive Plan as of December 31, 2021.

(2)	This weighted average exercise price does not reflect shares that will be issued upon the vesting of outstanding RSUs.
(3)
Includes 538,243 shares authorized for future issuance under our 2019 Equity Incentive Plan and 58,337 shares authorized for future issuance under our 2019 Employee Stock Purchase Plan as of December 31, 2021. Under 2019 Employee Stock Purchase Plan, the number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 50,000 shares, unless the Board of Directors or Compensation Committee determines prior to such date that there will be a lesser increase, or no increase. Effective January 1, 2022, 50,000 additional shares were added to the 2019 Employee Stock Purchase Plan. Under the 2019 Equity Incentive Plan, the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expire, or are otherwise not issued are available for issuance. Additionally, the number of shares of common stock reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the Board of Directors or Compensation Committee determines prior to the date of increase that there will be a lesser increase, or no increase. Effective January 1, 2022, 940,444 additional shares were added to the 2019 Equity Incentive Plan. Subject to certain express limits of the 2019 Equity Incentive Plan, shares available for award purposes under the 2019 Equity Incentive Plan generally may be used for any type of award authorized under that plan, including options, stock appreciation rights, restricted stock, RSUs, performance-based stock or cash awards or other similar rights to purchase or acquire shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Policies and Procedures for Related Party Transactions
We have a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of the Company’s policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.
Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board of Directors) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Related Party Transactions
The following is a description of transactions since January 1, 2020 to which we have been a participant and in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2021 and 2020, and (ii) any of our directors, executive officers or holders of more than 5% of our common stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in the sections titled “Executive Compensation” and
“Management—Non-Employee
Director Compensation.”
B. Riley Loan Agreement
In October 2017, we entered into a subordinated term loan and security agreement (the “Loan Agreement”) with B. Riley Principal Investments, LLC, a former significant stockholder of the Company, pursuant to which we borrowed $10.0 million in principal secured subordinated indebtedness pursuant to the B. Riley Convertible Note. In March 2018, we amended the Loan Agreement to increase the available aggregate principal borrowings to $12.0 million and borrowed an additional $2.0 million in principal secured subordinated indebtedness pursuant to the B. Riley Convertible Note, as amended. In July 2019, we prepaid $3.25 million in principal and interest under the B. Riley Convertible Note.
On June 1, 2020, we entered into a Note Amendment and Debt Cancellation Agreement (the “Note Amendment”) with B. Riley Principal Investments, LLC, which provided that, contingent upon the closing of the underwritten public offering pursuant to a registration statement
Form S-1 (File No. 333-238869), that
certain principal amount, accrued interest and other amounts outstanding under the B. Riley Convertible Note would convert into shares of common stock to be issued to B. Riley Principal Investments, LLC or its affiliates at the public offering price of shares of our common stock in the offering.
Pursuant to the Note Amendment, as amended, $6,170,125.51 of principal amount, accrued interest and other amounts outstanding under the B. Riley Convertible Note converted into an aggregate of 8,226,834 shares of the Company’s common stock issued to the selling stockholders (the “Conversion Shares”) on June 10, 2020. On June 11, 2020, we entered into a registration rights agreement with the Robert Plaschke, our former Chief Executive Officer and a member of our Board of Directors, entities affiliated with B. Riley Financial, Inc. and the other parties thereto pursuant to which we agreed to file a registration statement covering the resale by such parties to the registration rights agreement of the Conversion Shares and to use our best efforts to cause such registration statement to become effective upon the time frames set forth in the registration rights agreement. We filed a registration statement on Form
S-1
covering the resale of the Conversion Shares on July 2, 2020 (File
No. 333-239664),
which was declared effective by the SEC on July 13, 2020.
Limitation of Liability and Indemnification of Officers and Directors
The Company provides indemnification for its directors and officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Under the Company’s Bylaws, the Company is required to indemnify its directors and officers to the extent not prohibited under Delaware or other applicable law. The Company has also entered into indemnity agreements with its executive officers and directors. These agreements provide, among other things, that the Company will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.
Director Independence
As required by applicable rules of Nasdaq and our Corporate Governance Guidelines, a majority of the members of our Board of Directors qualify as “independent,” as affirmatively determined by the Board of Directors.

Our Board of Directors undertook a review of the independence of each director and considered whether any director has a material relationship that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities as a director. After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board of Directors affirmatively determined that the following directors are independent directors within the meaning of the applicable Nasdaq listing standards: Ms. Swenson and Messrs. Howe, Kneuer and Mulica. In making these determinations, our Board of Directors considered certain relationships and transactions that occurred in the ordinary course of business between the Company and entities which some of our directors are or have been affiliated. The Board of Directors determined that such transactions would not impair the particular director’s independence or interfere with the exercise of independent judgment in carrying out director responsibilities. In addition, our Board of Directors previously determined that each of Kenny Young and Ken Naumann were independent directors pursuant to applicable rules of Nasdaq during their respective service on our Board of Directors in fiscal 2021.

Item 14.	Principal Accountant Fees and Services.
Moss Adams LLP (Campbell, CA, PCAOB ID: 659), who performed our audit services for fiscal year 2021 including an audit of the consolidated financial statements and services related to filings with the SEC, has served as our independent registered public accounting firm since 2013.
The following table presents fees for professional audit services rendered by Moss Adams LLP for the audit of our annual financial statements for fiscal 2021 and fiscal 2020, and fees billed for other services rendered by Moss Adams LLP during fiscal 2021 and fiscal 2020.

Type of Fees	Fees for Fiscal 2021	Fees for Fiscal 2020
Audit Fees (1)	$664,250	$734,425
Audit-Related Fees	—	—
Tax Fees (2)	39,108	72,991
All Other Fees	—	—

Total Fees	$703,358	$807,416

(1)
Audit Fees consist of fees for: professional services rendered for the audit of our consolidated financial statements included in our annual report, the review of our interim consolidated financial statements included in our quarterly reports and services in connection with our Registration Statements on Form
S-1
and Form
S-3.

(2)	Tax Fees consist of fees for tax compliance and tax advice.
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
All services rendered by Moss Adams LLP, our independent registered public accounting firm, during fiscal 2021 and fiscal 2020 were pre-approved
by the Audit Committee in accordance with the audit committee pre-approval
policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

1.	Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:
See Part II, Item 8 of the Original Filing.

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1†	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2†	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021.	8-K	001-38907	3.1	September 15, 2021

3.3†	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.1	November 8, 2021

4.1†	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

4.2†	Description of the Registrant’s Securities	10-K	001-38907	4.4	March 27, 2020

10.1†**	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019

10.2†**	2019 Equity Incentive Plan (as amended)	8-K	001-38907	10.1	October 1, 2020

10.3†**	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019

10.4†**	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-230887	10.4	April 15, 2019

10.5†**	Office Lease Agreement, by and between the Registrant and BCSP Crossroads Property LLC, dated May 25, 2006, as amended.	S-1	333-230887	10.8	April 15, 2019

10.6†+	Amended and Restated Global Patent License Agreement, by and between Telefonaktiebolaget LM Ericsson (Publ) and the Registrant, effective as of January 1, 2017.	S-1	333-230887	10.11	April 15, 2019

10.7†**	Patent License Agreement, by and between Nokia Corporation and the Registrant, effective as of September 23, 2008, as amended.	S-1/A	333-230887	10.12	April 29, 2019

10.8†**	Employment Agreement by and between the Registrant and Thomas Wilkinson, dated October 29, 2019.	10-K	001-38907	10.18	March 27, 2020

10.9†**	Transaction Bonus Plan.	10-K	001-38907	10.19	March 27, 2020

10.10†**	Employment Letter Agreement, dated October 14, 2021, by and Between Sonim Technologies, Inc. and Robert Tirva.	8-K	001-38907	10.1	October 15, 2021

10.11†**	Registration Rights Agreement between Sonim Technologies, Inc. and B. Riley Principal Investments, LLC and BRC Partners Opportunity Fund, L.P. dated June 11, 2020.	8-K	001-38907	10.1	June 17, 2020

10.12†**	Frame Purchase Agreement dated December 18, 2020 by and among Sonim Technologies, Inc. and Dongguan Unicair Communication Technology Co. Ltd.	8-K	001-38907	10.1	December 18, 2020

10.13†**	Asset Purchase & Employee Transfer Agreement dated December 22, 2020 by and among Sonim Technologies (India) Private Limited and Coforge Ltd.	8-K	001-38907	10.1	December 29, 2020

10.14†**	ODM Services Agreement dated February 26, 2021 by and among Sonim Technologies, Inc. and FIH (Hong Kong) Limited	8-K	001-38907	10.1	March 4, 2021

10.15†**	2021 Non-Employee Director Compensation Policy.	10-Q	001-38907	10.2	November 10, 2021

10.16**	Retention and Separation Agreement, dated April 13, 2022, by and among Sonim Technologies, Inc. and Robert Tirva				*

10.17**	Employment Letter Agreement, dated July 31, 2013, by and among Sonim Technologies, Inc. and Peter Liu				*

10.18**	Offer Letter Amendment, dated February 1, 2016, by and among Sonim Technologies, Inc. and Peter Liu				*

10.19**	Amendment of Offer Letter, dated April 13, 2022, by and among Sonim Technologies, Inc. and Peter Liu				*

10.20	Form of Voting Agreement	8-K	001-38907	10.2	April 14, 2022

10.21	Form of Support Agreement	8-K	001-38907	10.3	April 14, 2022

10.22	Form of Registration Rights Agreement	8-K	001-38907	10.4	April 14, 2022

21.1†	Subsidiaries of the Registrant.	10-K	001-38907	21.1	March 21, 2022

23.1†	Consent of Independent Registered Public Accounting Firm.	10-K	001-38907	23.1	March 21, 2022

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	31.1	March 21, 2022

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	31.2	March 21, 2022

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	32.1	March 21, 2022

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38907	32.1	March 21, 2022

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

†	Included on Original Filing
*	Filed herewith.
**	Compensatory plan or management contract
+
Portion of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized
.

Sonim Technologies, Inc.

Date: May 2, 2022	By:	/s/ Robert Tirva
Robert Tirva
President, Chief Financial Officer and Chief Operating Officer ( Duly Authorized Officer )