Form 10-Q
period 2022-03-31
SONIM TECHNOLOGIES INC
filed 2022-05-10
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had 19,269,338 shares of common stock, $0.001 par value per share, issued and outstanding.

i

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022 AND DECEMBER 31, 2021 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$10,630	$11,233
Accounts receivable, net	10,423	10,803
Non-trade receivable	3,985	2,255
Inventory	5,220	5,544
Prepaid expenses and other current assets	3,557	5,852
Total current assets	33,815	35,687
Property and equipment, net	491	534
Right-of-use assets	712	—
Other assets	4,277	4,869
Total assets	$39,295	$41,090
Liabilities and stockholders’ equity
Current portion of long-term debt	$148	$148
Accounts payable	13,439	9,473
Accrued expenses	11,273	11,353
Current portion of lease liability	769	—
Deferred revenue	172	11
Total current liabilities	25,801	20,985
Income tax payable	1,435	1,409
Long-term debt, less current portion	30	66
Lease liability	1,008	—
Total liabilities	28,274	22,460
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 19,269,338 and 18,808,855 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively.	19	19
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively.	—	—
Additional paid-in capital	253,997	253,416
Accumulated deficit	(242,995)	(234,805)
Total stockholders’ equity	11,021	18,630
Total liabilities and stockholders’ equity	$39,295	$41,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2022	2021
Net revenues	$13,258	$12,240
Cost of revenues	11,730	9,777
Gross profit	1,528	2,463
Operating expenses:
Research and development	4,168	4,664
Sales and marketing	2,170	2,181
General and administrative	2,211	2,262
Legal expense	61	2,406
Total operating expenses	8,610	11,513
Loss from operations	(7,082)	(9,050)
Interest expense	(39)	—
Other expense, net	(23)	(169)
Loss before income taxes	(7,144)	(9,219)
Income tax expense	(68)	(61)
Net loss	$(7,212)	$(9,280)
Net loss per share, basic and diluted*	$(0.38)	$(1.40)
Weighted–average shares used in computing net loss per share, basic and diluted*	19,111,379	6,631,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Reflects the 1-for-10 reverse stock split that became effective on September 15, 2021. Refer to Note 1 – The Company and its Significant Accounting Policies for further information.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022, AND MARCH 31, 2021 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

	Common Stock*		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital*	Deficit	Equity
Balance at January 1, 2021	6,631,087	$7	$224,581	$(196,178)	$28,410
Issuance of common stock upon exercise of stock options	708	—	5	—	5
Employee and nonemployee stock-based compensation	—	—	296	—	296
Net loss	—	—	—	(9,280)	(9,280)
Balance at March 31, 2021	6,631,795	$7	$224,882	$(205,458)	$19,431

	Common Stock		Additional Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	18,808,885	$19	$253,416	$(234,805)	$18,630

Issuance of common stock, net of issuance costs	45,305	—	45	—	45
Issuance of common stock, compensation	415,023	—	253	—	253
Adoption of ASC 842 – leases (See Note 5)	—	—	—	(978)	(978)
Net settlement of common stock upon release of RSU	125	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	283	—	283
Net loss	—	—	—	(7,212)	(7,212)
Balance at March 31, 2022	19,269,338	$19	$253,997	$(242,995)	$11,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Reflects the 1-for-10 reverse stock split that became effective on September 15, 2021. Refer to Note 1 – The Company and its Significant Accounting Policies for further information.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,212)	$(9,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190	554
Stock-based compensation	283	296
Amortization of lease liability and lease interest expense	(199)	—
Loss on disposal of asset	—	18
Deferred income taxes	—	(3)
Bad debt repayment	2	—
Changes in operating assets and liabilities:
Accounts receivable	378	(1,229)
Non-trade receivable	(1,730)	—
Inventory	324	779
Prepaid expenses and other current assets	2,295	1,496
Other assets	592	(278)
Accounts payable	3,966	2,338
Accrued expenses	369	(2,896)
Warranty liability	(54)	—
Deferred revenue	161	(5)
Income tax payable	26	13
Net cash used in operating activities:	(609)	(8,197)
Cash flows from investing activities:
Purchase of property and equipment	(3)	—
Net cash used in investing activities	(3)	—
Cash flows from financing activities:
Repayment of current portion of long-term debt	(36)	(37)
Proceeds from issuance of common stock, net of costs	45	—
Proceeds from exercise of stock options	—	5
Net cash provided by (used in) financing activities	9	(32)
Net increase (decrease) in cash and cash equivalents	(603)	(8,229)
Cash and cash equivalents at beginning of period	11,233	22,141
Cash and cash equivalents at end of period	$10,630	$13,912
Supplemental disclosure of cash flow information:
Cash paid for interest	$39	$37
Cash paid for income taxes	$1	$—
Non-cash financing activities:
Shares issued under bonus plans	$253	$—

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

Liquidity and Ability to Continue as a Going Concern – The Company’s condensed consolidated financial statements account for the continuation of our business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products.  The Company’s principal sources of liquidity as of March 31, 2022, consist of existing cash and cash equivalents totaling $10,630, and its ability to raise additional capital through the issuance of equity, as well as the expected positive cash flow from the sale of products that are currently in development over the next year. The Company had a net loss for the three months ended March 31, 2022 of $7,212 and used $609 in cash from operations that raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

To alleviate a potential lack of liquidity, management has entered into an agreement with an investor group to receive cash in exchange for newly issued common stock. See Note 13 for further information. This transaction must be approved by the Company’s stockholders and is subject to normal regulatory approvals. There is no guarantee that this transaction will be completed or that the Company will be able to obtain additional financing in the debt and equity capital markets.

Basis of presentation and preparation

The condensed consolidated financial statements include the accounts of Sonim Technologies, Inc. and its wholly owned subsidiaries (collectively “Sonim” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

New accounting pronouncements:

Pronouncements adopted in 2022:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a liability associated with obligations to make payments under the terms of the arrangement in addition to a right-of-use asset representing the lessee’s right to use, or to control the use of the given asset assumed under the lease. The Company adopted ASU 2016-02 on January 1, 2022. The adoption of ASU 2019-12 resulted in the recording of right-of-use assets, lease liability, and the derecognition of deferred lease liabilities, with the offset to equity. Beginning in 2022, the Company records lease interest and the amortization of the right-of-use assets, with a corresponding reduction in rent expense. These changes were not applied to periods prior to 2022 and make comparison of the Company’s consolidated financial statements between periods difficult or impossible because of the differences in accounting standards used. See Note 5 for further information.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 2 —Revenue recognition

The Company recognizes revenue primarily from the sale of products, which are primarily mobile phones and related accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company also recognizes revenue from other contracts that may include a combination of products and non-recurring engineering (NRE) services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being identified and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three months ended March 31, 2022, and 2021, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific products. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

Disaggregation of revenue

The following table presents the Company’s net revenue disaggregated by product category:

	Three Months Ended
	March 31,
	2022	2021
Smartphones	$3,588	$4,369
Feature Phones	8,837	6,559
Accessories/Other	833	1,312
	$13,258	$12,240

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

The total capitalized costs to fulfill a contract is primarily associated with Company’s introduction of the XP8 model phone and now the XP3plus model feature phone. As of March 31, 2022, and December 31, 2021, the total costs to fulfill a contract included in other assets were $1,757 and $2,345, respectively.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the contract liabilities were $172 and $11, respectively.

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at March 31, 2022, and December 31, 2021.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,501	$—	$—	$1,501

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,500	$—	$—	$1,500

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

NOTE 4 —Significant Balance Sheet Components

Accounts Receivable consists of the following:

	March 31, 2022	December 31, 2021
Trade receivables	$11,357	$11,735
Allowance for doubtful accounts	(934)	(932)
Accounts receivable, net	10,423	10,803
Vendor non-trade receivables	3,985	2,255
Total accounts receivable	$14,408	$13,058

The Company has non-trade receivables from a manufacturing vendor resulting from the sale of components to this vendor who manufactures and assembles final products for the Company.

The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $934 and $932 as of March 31, 2022, and December 31, 2021, respectively. The majority of the allowance was for a distributor who is not a 10% customer.

Inventory consists of the following:

	March 31, 2022	December 31, 2021
Finished goods	$2,908	$2,952
Raw materials	1,858	1,986
Accessories	454	606
	$5,220	$5,544

Distributor returns allowance

The Company records reductions to cost of goods sold related to future distributor product returns based on the Company’s expectation. The Company had inventory related to distributor product returns totaling approximately $41 and $229 as of March 31, 2022 and December 31, 2021 respectively.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Other assets consisted of the following:

	March 31, 2022	December 31, 2021
Deferred NRE	$1,757	$2,345
Advances to third party manufacturers	2,000	2,000
Deposits	431	431
Other	89	93
	$4,277	$4,869

Accrued Expenses consisted of the following:

	March 31, 2022	December 31, 2021
Customer allowances	$3,505	$3,148
Employee-related liabilities	657	1,893
Warranties	782	836
Accrual for goods received not invoiced	1,118	668
Contractual obligations	1,035	1,035
Royalties	1,012	1,210
Research and development	2,334	1,158
Shipping	301	157
Returns allowance	64	390
Legal	167	517
Other	298	341
	$11,273	$11,353

NOTE 5 —Leases

The Company adopted ASU 2016-02 on January 1, 2022. The Company elected to use “the effective date” method where the comparative reporting periods is unchanged from legacy US GAAP. The Company elected the package of practical expedients to not reassess the classifications of existing leases and to not reassess if initial direct costs qualify for capitalization. The Company identified and continued to classify six leases as operating leases at January 1, 2022. All of the Company’s leases are for office space. The Company has elected the practical expedient to not separate lease components from nonlease components for all leases.

At adoption of ASC 842, the Company determined the fair value of the lease liability for each of the four operating leases (excluding the short-term leases) as the net present value of future lease payments using the Company’s incremental borrowing rate of 8.5%. The incremental borrowing rate was determined by management as the interest rate that the Company would pay for a loan with a repayment stream that is the same as the lease payment stream and for a loan that is secured by the underlying lease assets. The Company determined that the incremental rate was 8.5% for all four leases at January 1, 2022. An ROU asset that represents the Company’s right to use the leased asset, was established at adoption for the same amount as the lease liability. Per ASC 842, ROU assets were reduced by $142 with the derecognition of deferred lease liabilities from December 31, 2021.

One of the Company’s ROU assets is part of an asset group that had indicators of impairment (sublease income that is significantly less than the head lease obligation) as of December 31, 2021 and accordingly subject to an impairment analysis under ASC 360 at that time. At December 31, 2021 the amount of leasehold improvements and other recorded assets related to the asset group were not significant and as a result no impairment was required prior to adoption of ASC 842; however, had the recorded assets of the group at December 31, 2021 been significant an impairment charge would have been required. Upon adoption of ASC 842 and the recording of the ROU asset within this asset group, the Company reassessed impairment under ASC 360. As a result of this assessment, it was determined that as of the adoption date the fair value of the asset group was less than the recorded carrying value upon adoption and an impairment related to the ROU asset of $978 was required. Since all impairment conditions and events were present at December 31, 2021 as well as the adoption date, the Company recognized the impairment of $978 as an adjustment to beginning of the year retained earnings upon the adoption date.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company entered into a sublease for the above property in September 2021 that had sublease income that was significantly less than the head lease payments. This sublease is for 13 months with, at the option of the subtenant, can be extended for 12 additional months. In determining the fair value of the ROU asset, the Company assumed that the subtenant will extend the lease because the sublease payments are less than market value. The Company determined that the fair value of the ROU asset as the sum of the sublease payments for the 25 months of the sublease. The Company is amortizing this ROU asset as sublease payments are received.

The Company elected the practical expedient for short-term leases for two leases that had terms of one year or less. ROU assets and lease liabilities were not established for these two short-term leases and rent payments are recorded as rent expense.

On January 1, 2022 the Company began recording all lease payments as the payment of lease interest expense and a reduction of the lease liability for the four leases that are not short-term. ROU assets are amortized over the life of the Company’s lease. The following table shows the activity of the ROU assets and lease liability for the three months ending on March 31, 2022:

Lease Liability
Balance, December 31, 2021	$—
Adoption of ASC 842	1,976
Principal payments	(199)
Balance, March 31, 2022	1,777
Less short-term portion	(769)
Long term lease liability	$1,008

ROU Assets
Balance, December 31, 2021	$—
Adoption of ASC 842	1,976
Derecognition of deferred rent liability	(142)
Impairment of ROU asset	(978)
Amortization	(144)
Balance, March 31, 2022	$712

Future minimum lease payments under noncancelable operating lease commitments are as follows as of March 31, 2022:

Year Ending, December 31st,
2022	$676
2023	553
2024	467
2025	296
Total undiscounted minimum lease commitments	$1,992
Effect of discounting	(215)
Lease liabilities at March 31, 2022	$1,777

In connection with leases, for the three months ended March 31, 2022, the Company recognized $144 for the amortization of ROU assets, $39 for interest expense on lease liabilities, and $37 of rent expense was included in Cost of Revenues. Variable lease payments, including reimbursements to the landlord for property taxes and operating expenses, of approximately $24 and short-term rent payments of $3 were included in rent expense for the three months ended March 31, 2022, and were offset by $27 in sublease income. The Company does not have any lease extension or termination options on any lease. The Company’s sublease does have a one year extension option, at the option of the subtenant, that the Company expects to be executed and is included in the value of the ROU asset. There are no residual value guarantees in any lease. The weighted average remaining lease term of the operating leases is approximately 2.8 years. The weighted average of the discount rate for both the discount rate used to calculate the lease liabilities and the remaining balance of the lease payments for each lease as of March 31, 2022 is 8.5%.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 6 —Long-Term Debt

In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements are paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $178 and $214, at March 31, 2022, and December 31, 2021, respectively.

NOTE 7 —Stockholders’ Equity

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

On September 23, 2021, the Company entered into an At Market Issuance Sales Agreement with the same B. Riley Securities, Inc., as sales agent, to sell shares of the Company’s common stock, having an aggregate offering price of up to $41,637 from time to time, through a new “at the market offering” program (the “ATM Program”). Under the terms of the Sales Agreement, the Company will pay B. Riley Securities, Inc. a commission equal to 3.0% of the gross proceeds from each sale of common stock sold through it under the Sales Agreement. From January 1, 2022 through January 4, 2022, the Company issued and sold an aggregate of 45,305 shares of our common stock at an average price per share of $0.99 under the ATM Program for net proceeds of approximately $45.

NOTE 8 —Stock-based Compensation

On January 27, 2022, 415,023 shares of common stock were issued under the 2019 Employee Stock Purchase Plan as payment to three executives for bonuses that relate to the 2021 year. The dollar value of these bonuses was fixed at $254 as of December 31, 2021, and the number of shares issued on January 27, 2022 was determined based on the closing stock price on that date. As of December 31, 2021, the bonus was fully vested and $254 was included in accrued expenses. The stock was issued to the executives on February 4, 2022.

Stock-based compensation expense for the three months ended March 31, 2022 is as follows:

	Three Months Ended
	March 31,
	2022	2021
Cost of revenues	$11	$50
Sales and marketing	26	56
General and administrative	225	174
Research and development	21	16
	$283	$296

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Stock Options:

Stock option activity for the three months ended March 31, 2022, is set forth in the table below and reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

			Weighted average
		Weighted average	remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2022	95,413	$40.00	6.73	$0
Options granted	—
Options exercised	—
Options forfeited	(1,074)	$23.29
Options expired	(1,696)	$52.87
Outstanding at March 31, 2022	92,643	$39.96	6.15	$0

Exercisable at March 31, 2022	62,550	$43.74	5.51	$0

*The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of March 31, 2022, there was approximately $1,285 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately three years.

Restricted Stock Units:

Restricted stock units’ (“RSU”) activity for the three months ended March 31, 2022, is set forth in the table below and reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

RSUs
Outstanding at January 1, 2022	347,111
Granted	—
Released	(125)
Forfeited	(23,037)
Outstanding at March 31, 2022	323,949

NOTE 9 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three months ended March 31, 2022, and 2021, the Company recorded provisions for income taxes of $68 and $61, respectively.

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

Third Party Designer Commitments—The aggregate amount of noncancelable outsourced third-party designer services for our next generation phones as of March 31, 2022 and December 31, 2021, was approximately $3,684 and $6,460, respectively, and were related to the XP5plus and the XP10.

Purchase Commitments—The aggregate amount of noncancelable purchase orders as of March 31, 2022 and December 31, 2021, was approximately $5,299 and $5,663, respectively, and were related to the purchase of components of our devices.

Royalty payments— The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire between 2022 and 2026. Royalty expense for the three months ended March 31, 2022, and 2021 was $495 and $362, respectively and is included in Cost of Revenues. The Company may be required to pay additional royalties to additional patent holder and technology providers on future products.

Securities litigation—On September 20, 2019, a purported Sonim stockholder who allegedly purchased stock registered in Sonim’s initial public offering (“IPO”) filed a putative class action complaint in the Superior Court of the State of California, County of San Mateo, captioned Pearson v. Sonim Technologies, Inc., et al., Case No. 19CIV05564, on behalf of himself and others who purchased shares of Sonim registered in the IPO (the “Pearson Action”). On October 4 and 16, 2019, two additional purported class action complaints substantially similar to the Pearson Action were filed on behalf of different plaintiffs yet the same putative class of Sonim stockholders, in the same court as the Pearson Action (the “’33 Act State Court Actions”). The defendants asked the Superior court to dismiss the “33 Act State Court Actions based on the provision in the Company’s Amended and Restated Certificate of Incorporation requiring stockholders to file and litigate in federal court any claims under the Securities Act of 1933. On December 7, 2020, the Superior Court entered an order granting defendants’ motion to dismiss. On October 7, 2019, a substantially similar putative class action lawsuit was filed in the United States District Court for the Northern District of California (the “’33 Act Federal Action”). All four complaints allege violations of the Securities Act of 1933 by Sonim and certain of its current and former officers and directors for, among other things, alleged false or misleading statements and omissions in the registration statement issued in connection with the IPO, relating primarily to an alleged failure to disclose software defects in Sonim’s phones and alleged misstatements about performance characteristics of Sonim’s phones. In July 2020, the Company entered into an agreement with the Lead Plaintiff in the ‘33 Act Federal Action to settle that case on a class wide basis for $2.0 million. As a result, the Company paid out the $2.0 million settlement as of December 31, 2020. On March 5, 2021, the court presiding over the ’33 Act Federal Action granted final approval of the settlement.

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

Kusiak action. On March 29, 2022, Judge Dawson granted Defendants’ motion to dismiss and gave the plaintiff 14 days to file an amended complaint. No amended complaint was filed and on April 14, 2022 the federal court dismissed the action with prejudice..

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

The Board of Directors approved annual bonus payments to certain executives for the 2021 year in January 2022, and payments in cash and stock were made in January and February of 2022 to the executives.

NOTE 11 —Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months shown below and reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss	$(7,212)	$(9,280)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	19,111,379	6,631,680
Net loss per share, basic and diluted	$(0.38)	$(1.40)

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the period are presented in the table below. The table also reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

	Three Months Ended
	March 31,
	2022	2021
Shares subject to options to purchase common stock	92,643	141,489
Unvested restricted stock units	323,949	269,138
Shares subject to warrants to purchase common stock	2	2
Total	416,594	410,629

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

The following table summarizes the revenue by region based on ship-to destinations for the three months ended:

	Three Months Ended
	March 31,
	2022	2021
U.S.	$11,411	$8,627
Canada and Latin America	1,381	3,343
Europe and Middle East	357	261
Asia Pacific	109	9
Total revenues	$13,258	$12,240

The following table summarizes the composition of revenues for the three months ended:

	Three Months Ended
	March 31,
	2022	2021
Product Sales	$13,245	$12,238
Services	13	2
Total revenues	$13,258	$12,240

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenue from customers with concentration greater than 10% in three months ended March 31, 2022 and 2021 accounted for approximately the following percentage of total revenues:

	Months Ended March 31,
	2022	2021
Customer A	14%	34%
Customer B	*	13%
Customer C	35%	*
Customer D	*	11%
Customer E	32%	22%
Total	81%	80%

*	Customer revenue did not exceed 10% in the respective period.

NOTE 13 —Subsequent Events

On April 13, 2022, the Company entered into a subscription agreement (the “Subscription Agreement”) with AJP Holding Company, LLC (“AJP”) whereby, subject to the terms thereof, AJP agreed to purchase from the Company an aggregate of 20,833,333 shares of the Company’s common stock (the “Purchased Shares”) for a purchase price of $0.84 per share, for an aggregate purchase price of $17.5 million.

Pursuant to the terms and conditions set forth in the Subscription Agreement, the Purchased Shares will be issued in two tranches: (i) 14,880,952 shares of the Company’s common stock (the “Initial Shares”) will be issued in consideration for an aggregate purchase price of $12.5 million (“First Closing”), of which 952,381 shares may be issued to a person or entity designated by AJP and (ii) subject to the occurrence of the First Closing, on August 1, 2022 (except that if the First Closing has not occurred by August 1, 2022, the Second Closing will take place no later than the fifth business day following the First Closing Date), 5,952,381 shares of the Company’s common stock will be issued in consideration for an aggregate purchase price of $5.0 million (the “Second Closing”).

Completion of the First Closing is subject to the satisfaction of several conditions, including: (i) approval of the Subscription Agreement by the requisite vote of the Company’s stockholders; (ii) resignation of all members of the Board of Directors, other than the Continuing Directors; and (iii) certain other customary conditions.

The Subscription Agreement contains certain termination rights for each of Sonim and AJP and further provides that, upon termination of the Subscription Agreement, under specified circumstances, Sonim may be required to pay AJP a termination fee of $750 and/or reimbursement of expenses incurred in connection with the Subscription Agreement of up to $350.

Upon completion of the transaction, AJP will own approximately 52% of Sonim’s post-transaction outstanding capital stock based on an estimated 19.3 million shares outstanding prior to the transaction. The agreement with AJP will also include a transition of the management team and Peter Liu, the Company’s Executive Vice President for Global Operations and Engineering, was appointed Chief Executive Officer, effective April 14, 2022. Peter Liu is part of the investment group at AJP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as amended, for the year ended December 31, 2021. Certain statements in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding our business strategies, growth prospects, operating and financial performance, plans, estimates and projections. These statements are based on management’s current expectations and beliefs and on information currently available to us. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including but not limited to:

•

There can be no assurance that our pending transaction with AJP Holding Company, LLC will be consummated on a timely basis, if at all, and failure to consummate the pending transaction could have a material adverse effect on our business, results of operations and financial conditions;

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

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. You should review the “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K, for the year ended December 31, 2021, and Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

New Customer Acquisitions

We are focused on continuing to acquire new customers, both in North America and overseas, to support our long-term growth. Historically, we have been dependent on a small number of wireless carriers distributing our products. We have invested, and expect to continue to invest, in our sales and marketing efforts to drive new customer acquisition. In particular, a key part of our strategy is to further expand the use of our solutions over dedicated LTE networks in the public safety market. In addition, we are developing products that will take advantage of the enhanced capabilities of our customers’ 5G networks. We also plan to continue to invest in international expansion. As a result, we expect our sales and marketing costs to increase as we seek to acquire new customers. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our sales and marketing resources.

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

Recent Developments

Agreement with AJP Holding Company, LLC

On April 13, 2022, we entered into a Subscription Agreement (the “Subscription Agreement”) with AJP Holding Company, LLC, a Delaware limited liability company (“Purchaser”), pursuant to which Purchaser has agreed to purchase from Sonim an aggregate of 20,833,333 shares of our common stock for a purchase price of $17,500,000 (the “Purchased Shares”).

Pursuant to the terms and conditions set forth in the Subscription Agreement, the Purchased Shares will be issued in two tranches: (i) 14,880,952 shares of our common stock (the “Initial Shares”) will be issued in consideration for an aggregate purchase price of $12,500,000 (“First Closing”), of which 952,381 shares may be issued to a person or entity designated by the Purchaser and (ii) subject to the occurrence of the First Closing, on August 1, 2022 (except that if the First Closing has not occurred by August 1, 2022, the Second Closing will take place no later than the fifth Business Day following the First Closing Date), 5,952,381 shares of our common stock will be issued in consideration for an aggregate purchase price of $5,000,000 (“Second Closing”).

Pursuant to the Subscription Agreement, Mr. Peter Liu, who has served as Sonim’s Executive VP for Global Operations and Engineering since September 2010, was appointed Chief Executive Officer of Sonim. Following the execution of the Subscription Agreement but prior to the First Closing, subject to compliance with applicable law and the fiduciary duties of the Board of Directors of the Company, we must in good faith commence the enhancement and optimization of the Company’s business pursuant to the strategy developed by Mr. Liu.

Concurrent with the First Closing, all members of our Board of Directors, other than the Continuing Directors (as defined in the Subscription Agreement”) will resign or be terminated from the Board of Directors and the Purchaser shall be entitled to designate such number of directors on the Board of Directors as will give the Purchaser, subject to compliance with applicable Laws, representation on the Board of Directors equal to that number of directors, rounded down to the next whole number, which is the product of (i) the total number of directors on the Board of Directors (after giving effect to the directors elected pursuant to this sentence, and after giving effect to any resignations from the Board of Directors prior to or concurrent with the First Closing) multiplied by (ii) the percentage that (A) such number of Initial Shares bears to (B) the total number of shares of our common stock outstanding as of the First Closing (after giving effect to the issuance of the Initial Shares).

Completion of the First Closing is subject to the satisfaction of several conditions, including: (i) approval of the Subscription Agreement by the requisite vote of Sonim’s stockholders; (ii) resignation of all members of the Board of Directors, other than the Continuing Directors; and (iii) certain other customary conditions.

Liquidity and Going Concern

We had cash and cash equivalents of $10,630 and an accumulated deficit of $242,995 at March 31, 2022, and a net loss of $7,212 for the quarter ended March 31, 2022. Since inception, we have been developing ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. Our ability to continue as a going concern is dependent on, among other things, our ability to complete ongoing and future development of our ultra-rugged mobile phones and accessories, continue commercial scale production and sell our products. We believe that our current level of cash and cash equivalents is not sufficient to fund commercial scale production and product sales. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

To alleviate these conditions, on April 13, 2022, the Company has entered into the Subscription Agreement as discussed above. There can be no assurance that this transaction will be completed on a timely basis or at all.

Next Generation Ruggedized Mobile Phones

During the three months ended March 31, 2022, we prioritized spending on research and development of our new products, including our next generation feature phones and a 5G enabled smartphone. These devices will utilize new processors for increased performance and provide expanded network support for additional and new carriers in the United States, as well as in Europe. They will also include new features and support usability requirements based on feedback from our current customers. In the three months ended March 31, 2022, we saw strong demand for the initial ultra-rugged feature phone that launched in the third quarter of 2021, with shipments during the three months ended March 31, 2022, of approximately $5.2 million. We continue to see strong purchase order volume into the second quarter of 2022; such purchase orders are not binding and could be terminated at any time.

On June 29, 2021, we announced that we had secured design win awards with a leading U.S. carrier for two of our next-generation ultra-rugged phones expected to be introduced in the second half of 2022 – an upgraded feature phone with enhanced push to talk (“PTT”) capabilities, and a smartphone with 5G capabilities. The carrier design win awards were made based on the design specifications, feature set and costs provided by Sonim as part of an RFP process. Design win awards do not obligate the carriers to purchase any devices and may be terminated at any time. In addition, such design wins will require additional capital and investment in research and development which the Company may not have access to or be able to raise.

Nasdaq Minimum Bid Price Delinquency and Reverse Stock Split

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

Results of Operations

The following tables present key components of our results of operations for the three months ended March 31, 2022, compared to results for the same period in 2021:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)%
Net revenues	$13,258	$12,240	$1,018	8%
Cost of revenues	11,730	9,777	1,953	20%
Gross profit	1,528	2,463	(935)	(38%)
Operating expenses	8,610	11,513	(2,903)	(25%)
Loss from operations	(7,082)	(9,050)	1,968	(22%)
Other expense, net	(62)	(169)	107	(63%)
Loss before income taxes	(7,144)	(9,219)	2,075	(23%)
Income tax expense	(68)	(61)	(7)	11%
Net loss	$(7,212)	$(9,280)	$2,068	(22%)

Net Revenues

For the three months ended March 31, 2022, net revenues were approximately $13.3 million, as compared to net revenues of $12.2 million for the three months ended March 31, 2021. Approximately 96% of net revenues for the first quarter of 2022 was attributable to North America, Canada, and Latin America compared to approximately 97% of net revenues in the same period in 2021. Our top four customers accounted for approximately 87% of net revenues in the first quarter of 2022 and 80% in the first quarter of 2021. Revenue for the three months ended March 31, 2022, was primarily driven by sales of our XP3plus of $5.2 million which more than offset the decline in the sales of our legacy XP3 product of $3.2 million.

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

Gross Profit

Gross profit for the three months ended March, 31, 2022, was $1.5 million, as compared to $2.5 million for the same period in 2021, a decrease of $0.9 million or 38%. The decrease in gross profit is primarily the result of a mix shift to lower margin feature phones, as well as higher discounting on the XP8’s in 2022 as this product approaches end of life. In addition, a write-down of scanner inventory contributed to the decrease in gross profit.

Operating Expenses and Net Operating Loss

Net operating loss for the three months ended March 31, 2022,  decreased by $2.0 million compared to the three months ended March 31, 2021, driven by the decrease in legal expenses of $2.3 million relating to the SEC investigation. This decrease was partially offset by a lower gross profit margin in 2022.

Operating expenses are summarized as follows:

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(in thousands, except %)
Research and development expense	$4,168	$4,664	$(496)	(11%)
Sales and marketing expense	2,170	2,181	(11)	(1%)
General and administrative expense	2,211	2,262	(51)	(2%)
Legal expense	61	2,406	(2,345)	(97%)
Total Operating Expenses	$8,610	$11,513	$(2,903)	(25%)

Research and Development.

Research and development expenses for the three months ended March 31, 2022, were $0.5 million lower than for the three months ended March 31, 2021, due to a $0.6 million decrease in the use of outside consultants.

Sales and Marketing.

Sales and marketing expenses for the three months ended March 31, 2022 and 2021 were consistent at $2.2 million, with no significant fluctuations.

General and Administrative.

General and administrative expenses for the three months ended March 31, 2022  decrease by $0.1 million as compared to the three months ended March 31, 2021, due to lower rent expense on office space that is no longer fully utilized by the Company and was subleased to a third party.

Legal expenses.

Legal expense for the three months ended March 31, 2021, was $2.3 million lower than the three months ended March 31, 2021, primarily due to a decrease in activity related to the SEC investigation and other legal matters.

Other Expense, net

Other expense net, decreased by $0.1 million for the three months ended March 31, 2022 as compared to the prior year period due to a reduction in foreign exchange loss.

Income Tax Expense

We recognized income tax expense of $0.1 million for the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of March 31, 2022, we did not have any convertible loans or any other borrowing structures in place.

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $10.6 million, as March 31, 2022. During the three months ended March 31, 2022, our net loss was $7.2 million, and it is likely that we will continue to experience operating losses into the future because we have not yet generated sufficient revenue levels needed to ensure profitability.  Our cash balance during the quarter ended March 31, 2022, decreased by $0.6 million primarily due to ongoing operating losses of $7.2 million, partially offset by an increase to Accounts Payable of $4.0 million due to the timing of payments to third party designers and manufacturers, and a decrease to prepaid expenses of $2.3 million as NRE expense was recognized. Although we remain subject to the risks and uncertainties associated with the development and release of new products, among others, we believe our operations have been streamlined to enable us to conduct business more effectively and efficiently despite near term economic uncertainty. However, our liquidity has been negatively impacted by a decline in the sales of our legacy products while our next generation products are still under development. Legal expenses related to our ongoing SEC investigation may increase in the future. In addition, the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us under certain circumstances to indemnify our current and former directors, officers or employees, and underwriters, with respect to certain of our litigation matters, including the ongoing SEC investigation, and we have been advancing legal fees and costs to certain current and former directors, officers, employees and underwriters in connection with certain of the matters disclosed in Note 10, Commitments and Contingencies. As a result of the foregoing, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance for the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

To alleviate these concerns, in April 2022 we announced our entry into the Subscription Agreement discussed above under “Recent Developments.”  There can be no assurance that this transaction will be completed on a timely basis or at all.

In addition, on September 23, 2021, we entered into a new At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., as sales agent, to sell shares of our common stock having an aggregate offering price of up to $41.6 million from time to time, through a new “at the market offering” program (the “ATM Program”). Under the terms of the Sales Agreement, we will pay B. Riley Securities, Inc. a commission equal to 3.0% of the gross proceeds from each sale of common stock sold through it under the Sales Agreement. During the three months ended March 31, 2022, we issued and sold an aggregate of 45,305 shares of our common stock for net proceeds of approximately $0.05 million. As of March 31, 2022, we had approximately $21.6 million remaining under our ATM Program.

Our ability to obtain additional financing in the debt and equity capital markets, including through our at-the-market equity offering program entered into in September 2021 ATM Program, is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of our public float currently being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease.

Our cash balance as of April 30, 2022, was approximately $8.3 million.

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

Summary of Cash Flows

Cash and cash equivalents as of March 31, 2022, was $10.6 million, or $0.6 million lower than net cash of $11.2 million on December 31, 2021. The decrease was driven by ongoing operating losses that include significant payments for research and development.

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(609)	$(8,197)
Net cash used in investing activities	(3)	—
Net cash provided by (used in) financing activities	9	(32)
Net increase (decrease) in cash and cash equivalents	(603)	(8,229)

Cash flows from operating activities

For the three months ended March 31, 2022, cash used in operating activities was $0.6 million, primarily attributable to the net loss of $7.2 million, partially offset by a net change in our net operating assets and liabilities of $6.1 million and non-cash charges of $0.5 million. The change in our net operating assets and liabilities was primarily due to a net increase of $4.0 million in accounts payable due to the timing of payments to third party designers and manufacturers, and a $2.3 million decrease to prepaid expenses as NRE expenses are recognized. Non-cash charges primarily consist of $0.5 million for stock based compensation.

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

Cash flows from investing activities

For the three months ended March 31, 2022 and 2021, there were no significant investing activities.

Cash flows from financing activities

For the three months ended March 31, 2022, cash provided by financing activities was $0.01 million and included $0.05 million from proceeds of the ATM Program, partially offset by $0.04 million for the repayment of debt to a supplier.

For the three months ended March 31, 2021, cash used by financing activities was $0.03 million, as a result of the repayment of outstanding debt obligation of $0.03 million to a supplier.

Material Cash Requirements

There have been no material changes to our material cash requirements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our consolidated financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2021, that have had a material impact on our condensed consolidated financial statements and related notes, except for the adoption of ASC 842 as described in Note 1 and Note 5.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to filing this Quarterly Report on Form 10-Q. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting described below, as well as our failure to include management’s report on internal controls in our original Annual Report on Form 10-K for the year ended December 31, 2021, our principal executive and financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses in Internal Control and Plan for Remediation

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we previously identified a material weakness in our internal controls over financial reporting related to the design and implementation of our IT general controls including elevated (administrator) access to financial reporting systems and subsystems. Although we have made progress with the remediation of these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future. In response to the identified material weakness, management retained outside consultants in September 2021 to specifically evaluate our IT general controls as well as our other internal control procedures. As part of our remediation efforts, we improved our IT general controls by removing most elevated (administrator) access to financial reporting systems and by providing additional controls over administrator system access. We expect this material weakness to be fully remediated by the second half of 2022.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2022, we improved our IT general controls by removing most elevated (administrator) access to financial reporting systems and by providing additional controls over administrator system access. Except as otherwise disclosed, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 10. Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

With the exception of the following risk factors, there are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021:

We entered into an agreement requiring stockholder approval pursuant to Nasdaq Listing Rule 5635(b) and there can be no assurance that stockholder approval will be obtained.

On April 13, 2022, we announced that we entered into a subscription agreement (the “Subscription Agreement”) with AJP Holding Company, LLC, a Delaware limited liability company (“AJP”), pursuant to which AJP has agreed to purchase from us an aggregate of 20,833,333 shares of our common stock for a purchase price of $17,500,000 (the “Pending Transaction”). The completion of the transactions contemplated by the Subscription Agreement, including the issuance of shares to AJP thereunder, is subject to stockholder approval pursuant to Nasdaq Listing Rule 5635(b) as the transaction would result in a “change of control” of the Company. There can be no assurance that the Company will receive stockholder approval for the Pending Transaction.

Failure to complete the Pending Transaction could harm our business, results of operations, financial condition and stock price.

Completion of the Pending Transaction is subject to the satisfaction or waiver of customary closing conditions as set forth in the Subscription Agreement, including (i) approval of the Subscription Agreement by the requisite vote of Sonim’s stockholders; (ii) resignation of all members of the Board of Directors, other than Mr. Alan Howe and Mr. Mike Mulica; and (iii) certain other customary conditions. There is no assurance that all of the various conditions will be satisfied, or that the Pending Transaction will be completed on the proposed terms, within the expected timeframe, or at all. Further, we have incurred legal, advisory and financial services fees in connection with the Pending Transaction. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Pending Transaction, including seeking approval from the Company’s stockholders. If there is any delay in the consummation of the Pending Transaction, these costs could increase. If the Pending Transaction does not close, the Company will not receive the $17,500,000 from AJP and the Company may be required, under certain circumstances, to pay a termination fee to AJP of $750,000 and/or reimburse AJP for certain expenses incurred in connection with the Subscription Agreement up to $350,000, pursuant to the terms of the Subscription Agreement. Such obligations would require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Subscription Agreement could harm our business, results of operations or financial condition.

While the Subscription Agreement is in effect, we are subject to restrictions on our business activities.

Prior to the closing and/or termination of the Subscription Agreement, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Purchaser’s prior consent. These limitations include, among other things, restrictions on our ability to dispose of our assets, make acquisitions or other investments, enter into certain contracts, repurchase or issue securities, hire or terminate certain employees (other than for cause), pay dividends, make capital expenditures, amend our organizational documents, including to enter into or adopt any “poison pill” or similar stockholder rights plan and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021.	8-K	001-38907	3.1	September 15, 2021

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.1	November 8, 2021

10.1	Subscription Agreement, dated as of April 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.1	April 14, 2022

10.2	Form of Voting and Support Agreement	8-K	001-38907	10.2	April 14, 2022

10.3	Form of Support Agreement	8-K	001-38907	10.3	April 14, 2022

10.4	Form of Registration Rights Agreement	8-K	001-38907	10.4	April 14, 2022

10.5	Retention and Separation Agreement, dated April 13, 2022, by and among Sonim Technologies, Inc. and Robert Tirva	10-K/A	001-38907	10.16	May 2, 2022

10.6	Amendment of Offer Letter, dated April 13, 2022, by and among Sonim Technologies, Inc. and Peter Liu	10-K/A	001-38907	10.19	May 2, 2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SONIM TECHNOLOGIES, INC.

Date: May 10, 2022	By:	/s/ Hao Liu
Hao (Peter) Liu
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Robert Tirva
Robert Tirva
Chief Financial Officer (Principal Financial Officer)