Form 10-Q/A
period 2021-06-30
SONIM TECHNOLOGIES INC
filed 2022-06-29
CIK 1178697

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report for the fiscal quarter ended June 30, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 16, 2021 (“the “Original Filing”). We are filing Amendment No. 1 solely for the purpose of (i) correcting the signatories included within Exhibits 31.1 and 32.1 and (ii) adding the management certification regarding any change in internal control over financial reporting in paragraph 4(d) of Exhibits 31.1 and 31.2 as required by Item 601(b)(31) of Regulation S-K.  Except as otherwise noted in this Explanatory Note, no other changes were made to the Original Filing. This Amendment No. 1 speaks as of the Original Filing date, and does not reflect events that may have occurred subsequent to the Original Filing date.

i

ii

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

SONIM TECHNOLOGIES, INC.

Date: June 29, 2022	By:	/s/ Robert Tirva
Robert Tirva
President, Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial Officer)