Form 10-Q/A
period 2021-09-30
SONIM TECHNOLOGIES INC
filed 2022-06-29
CIK 1178697

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report for the fiscal quarter ended September 30, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2021 (“the “Original Filing”). We are filing Amendment No. 1 solely for the purpose of (i) correcting the signatories included within Exhibits 31.1 and 32.1 and (ii) adding the management certification regarding any change in internal control over financial reporting in paragraph 4(d) of Exhibits 31.1 and 31.2 as required by Item 601(b)(31) of Regulation S-K.  Except as otherwise noted in this Explanatory Note, no other changes were made to the Original Filing. This Amendment No. 1 speaks as of the Original Filing date, and does not reflect events that may have occurred subsequent to the Original Filing date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021.	8-K	001-38907	3.1	September 15, 2021

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.1	November 8, 2021

10.1	Employment Letter Agreement, dated October 14, 2021, by and between Sonim Technologies, Inc. and Robert Tirva.	8-K	001-38907	10.1	October 15, 2021

10.2	2021 Non-Employee Director Compensation Policy.				**

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

**	Included as like-numbered exhibit on the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIM TECHNOLOGIES, INC.

Date: June 29, 2022	By:	/s/ Robert Tirva
Robert Tirva
President, Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial Officer)