Form 10-K/A
period 2021-12-31
SONIM TECHNOLOGIES INC
filed 2022-06-29
CIK 1178697

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 21, 2022, as amended by our Amendment No. 1 to Form 10-K, filed with the SEC on May 2, 2022 (“Amendment No. 1” and the 10-K, together with Amendment No. 1, the “Original Filing”). We are filing Amendment No. 2 solely for the purpose of correcting the signatories included within Exhibits 31.1 and 32.1 filed with the 10-K and Amendment No. 1.  Except as otherwise noted in this Explanatory Note, no other changes were made to the Company’s Original Filing. This Amendment No. 2 speaks as of the Original Filing date, and does not reflect events that may have occurred subsequent to the Original Filing date.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following - consolidated financial statements and related documents are filed as part of this report:

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.
3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021.	8-K	001-38907	3.1	September 15, 2021

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.24	May 17, 2019

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

4.2	Description of the Registrant’s Securities	10-K	001-38907	4.4	March 27, 2020

10.1**	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019

10.2**	2019 Equity Incentive Plan (as amended)	8-K	001-38907	10.1	October 1, 2020

10.3**	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019

10.4**	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-230887	10.4	April 15, 2019

10.5	Office Lease Agreement, by and between the Registrant and BCSP Crossroads Property LLC, dated May 25, 2006, as amended.	S-1	333-230887	10.8	April 15, 2019

10.6+	Amended and Restated Global Patent License Agreement, by and between Telefonaktiebolaget LM Ericsson (Publ) and the Registrant, effective as of January 1, 2017.	S-1	333-230887	10.11	April 15, 2019

10.7	Patent License Agreement, by and between Nokia Corporation and the Registrant, effective as of September 23, 2008, as amended.	S-1/A	333-230887	10.12	April 29, 2019

10.8**	Employment Agreement by and between the Registrant and Thomas Wilkinson, dated October 29, 2019.	10-K	001-38907	10.18	March 27, 2020

10.9**	Transaction Bonus Plan.	10-K	001-38907	10.19	March 27, 2020

10.10**	Employment Letter Agreement, dated October 14, 2021, by and Between Sonim Technologies, Inc. and Robert Tirva.	8-K	001-38907	10.1	October 15, 2021

10.11	Registration Rights Agreement between Sonim Technologies, Inc. and B. Riley Principal Investments, LLC and BRC Partners Opportunity Fund, L.P. dated June 11, 2020.	8-K	001-38907	10.1	June 17, 2020

10.12+	Frame Purchase Agreement dated December 18, 2020 by and among Sonim Technologies, Inc. and Dongguan Unicair Communication Technology Co. Ltd.	8-K	001-38907	10.1	December 18, 2020

10.13+	Asset Purchase & Employee Transfer Agreement dated December 22, 2020 by and among Sonim Technologies (India) Private Limited and Coforge Ltd.	8-K	001-38907	10.1	December 29, 2020

10.14+	ODM Services Agreement dated February 26, 2021 by and among Sonim Technologies, Inc. and FIH (Hong Kong) Limited	8-K	001-38907	10.1	March 4, 2021

10.15**	2021 Non-Employee Director Compensation Policy.	10-Q	001-38907	10.2	November 10, 2021
10.16**	Retention and Separation Agreement, dated April 13, 2022, by and among Sonim Technologies, Inc. and Robert Tirva				*

10.17**	Employment Letter Agreement, dated July 31, 2013, by and among Sonim Technologies, Inc. and Peter Liu				*

10.18**	Offer Letter Amendment, dated February 1, 2016, by and among Sonim Technologies, Inc. and Peter Liu				*

10.19**	Amendment of Offer Letter, dated April 13, 2022, by and among Sonim Technologies, Inc. and Peter Liu				*

10.20	Form of Voting Agreement	8-K	001-38907	10.2	April 14, 2022

10.21	Form of Support Agreement	8-K	001-38907	10.3	April 14, 2022

10.22	Form of Registration Rights Agreement	8-K	001-38907	10.4	April 14, 2022

21.1	Subsidiaries of the Registrant.				*

23.1	Consent of Independent Registered Public Accounting Firm.				*

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does Not appear in the Interactive Data File because its XBRL tags Are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and Contained in Exhibit 101)

*	Included as like-numbered exhibit on the Original Filing.
**	Compensatory plan or management contract
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

Sonim Technologies, Inc.

Date June 29, 2022	By:	/s/ Robert Tirva
Robert Tirva
Chief Financial Officer (Duly Authorized Officer)

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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