Form 10-Q
period 2022-06-30
SONIM TECHNOLOGIES INC
filed 2022-08-12
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the registrant had 34,319,848 shares of common stock, $0.001 par value per share, issued and outstanding.

i

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022 AND DECEMBER 31, 2021 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$18,155	$11,233
Accounts receivable, net	5,316	10,803
Non-trade receivable	1,258	2,255
Inventory	3,422	5,544
Prepaid expenses and other current assets	3,027	5,852
Total current assets	31,178	35,687
Property and equipment, net	454	534
Right-of-use assets	553	—
Other assets	5,106	4,869
Total assets	$37,291	$41,090
Liabilities and stockholders’ equity
Current portion of long-term debt	$141	$148
Accounts payable	8,130	9,473
Accrued expenses	12,045	11,353
Other liability for proceeds received for equity not yet issued	6,800	—
Current portion of lease liability	662	—
Deferred revenue	155	11
Total current liabilities	27,933	20,985
Income tax payable	1,435	1,409
Long-term debt, less current portion	—	66
Lease liability	911	—
Total liabilities	30,279	22,460
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 19,340,560 and 18,808,855 shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively.	19	19
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively.	—	—
Additional paid-in capital	254,213	253,416
Accumulated deficit	(247,220)	(234,805)
Total stockholders’ equity	7,012	18,630
Total liabilities and stockholders’ equity	$37,291	$41,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Net revenues	$11,955	$11,954	$25,213	$24,194
Cost of revenues	9,108	9,300	20,838	19,077
Gross profit	2,847	2,654	4,375	5,117
Operating expenses:
Research and development	2,721	3,670	6,889	8,334
Sales and marketing	2,073	2,188	4,243	4,369
General and administrative	1,779	2,379	3,990	4,641
Legal expenses	494	903	555	3,309
Total operating expenses	7,067	9,140	15,677	20,653
Loss from operations	(4,220)	(6,486)	(11,302)	(15,536)
Interest expense	(35)	—	(74)	—
Other income (expense), net	91	(124)	68	(293)
Loss before income taxes	(4,164)	(6,610)	(11,308)	(15,829)
Income tax expense	(61)	(76)	(129)	(137)
Net loss	$(4,225)	$(6,686)	$(11,437)	$(15,966)
Net loss per share, basic and diluted*	$(0.22)	$(1.01)	$(0.60)	$(2.40)
Weighted–average shares used in computing net loss per Share, basic and diluted*	19,283,496	6,650,696	19,197,859	6,641,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	Reflects the 1-for-10 reverse stock split that became effective on September 15, 2021. Refer to Note 1 – The Company and its Significant Accounting Policies for further information.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2022, AND 2021 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

	Common stock		Additional		Total
For the Three Months Ended June 30, 2022	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at April 1, 2022	19,269,338	$19	$253,997	$(242,995)	$11,021
Net settlement of common stock upon release of RSU	71,222	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	216	—	216
Net loss	—	—	—	(4,225)	(4,225)
Balance at June 30, 2022	19,340,560	$19	$254,213	$(247,220)	$7,012

	Common Stock		Additional
For the Six Months Ended June 30, 2022	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2022	18,808,885	$19	$253,416	$(234,805)	$18,630
Issuance of common stock, net of issuance costs	45,305	—	45	—	45
Issuance of common stock, compensation	415,023	—	253	—	253
Adoption of ASC 842 – leases (See Note 5)	—	—	—	(978)	(978)
Net settlement of common stock upon release of RSU	71,347	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	499	—	499
Net loss	—	—	—	(11,437)	(11,437)
Balance at June 30, 2022	19,340,560	$19	$254,213	$(247,220)	$7,012

For the Three Months Ended June 30, 2021	Shares*	Amount*	Capital*	Deficit	Equity
Balance at April 1, 2021	6,631,795	$7	$224,882	$(205,458)	$19,431
Issuance of common stock upon exercise of ESPP	9,998	—	38	—	38
Net settlement of common stock upon release of RSU	53,538	1	(1)	—	—
Employee and nonemployee stock-based compensation	—	—	179	—	179
Net loss	—	—	—	(6,686)	(6,686)
Balance at June 30, 2021	6,695,331	$8	$225,098	$(212,144)	$12,962

	Common Stock		Additional
For the Six Months Ended June 30, 2021,	Shares*	Amount*	Paid-in Capital*	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2021	6,631,087	$7	$224,581	$(196,178)	$28,410
Issuance of common stock upon exercise of stock options	708	—	5	—	5
Issuance of common stock upon exercise of ESPP	9,998	—	38	—	38
Net settlement of common stock upon release of RSU	53,538	1	(1)	—	—
Employee and nonemployee stock-based compensation	—	—	475	—	475
Net loss	—	—	—	(15,966)	(15,966)
Balance at June 30, 2021	6,695,331	$8	$225,098	$(212,144)	$12,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	Reflects the 1-for-10 reverse stock split that became effective on September 15, 2021. Refer to Note 1 – The Company and its Significant Accounting Policies for further information.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	Six Months Ended
	June 30
	2022	2021
Cash flows from operating activities:
Net loss	$(11,437)	$(15,966)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	390	1,045
Stock-based compensation	752	475
Amortization of lease liability and lease interest expense	(404)	—
Loss on disposal of asset	—	27
Deferred income taxes	—	(5)
Bad debt expense (benefit)	2	(45)
Changes in operating assets and liabilities:
Accounts receivable	5,485	(2,111)
Non-trade receivable	997	(3,985)
Inventory	2,122	(544)
Prepaid expenses and other current assets	2,131	38
Other assets	457	(226)
Accounts payable	(1,343)	7,412
Accrued expenses	888	(1,985)
Warranty liability	(54)	(237)
Deferred revenue	144	867
Income tax payable	26	26
Net cash provided by (used in) operating activities	156	(15,214)
Cash flows from investing activities:
Purchase of property and equipment	(6)	—
Net cash used in investing activities	(6)	—
Cash flows from financing activities:
Repayment of debt	(73)	(74)
Proceeds from subscription agreement prior to issuance of common stock	6,800	—
Proceeds from issuance of common stock, net of costs	45	—
Proceeds from ESPP purchase of stock	—	38
Proceeds from exercise of stock options	—	5
Net cash provided by (used in) financing activities	6,772	(31)
Net increase (decrease) in cash and cash equivalents	6,922	(15,245)
Cash and cash equivalents at beginning of period	11,233	22,141
Cash and cash equivalents at end of period	$18,155	$6,896
Supplemental disclosure of cash flow information:
Cash paid for interest	$74	$—
Cash paid for income taxes	$103	$40
Non-cash operating and financing activities:
Deferred offering costs in accrued expenses	$694	$—
Shares issued under bonus plans	$253	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

NOTE 1 —The Company and its significant accounting policies

Description of Business —Sonim Technologies, Inc. (Nasdaq: SONM) was incorporated in the state of Delaware on August 5, 1999, and is headquartered in Austin, Texas. The Company is a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles.

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

Liquidity and Ability to Continue as a Going Concern – The Company’s condensed consolidated financial statements account for the continuation of our business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products. The Company’s principal sources of liquidity as of June 30, 2022, consist of existing cash and cash equivalents totaling $18,155, and $10,700 in equity issuance to be paid for in the third quarter of 2022 in connection with the Company’s subscription agreement dated April 13, 2022 . A total of $17,500 has been received of which $6,800 was received prior to June 30, 2022 and $10,700 was received in July and August 2022 (see Note 12). The Company had current assets of $31,178 and current liabilities of $27,933, that included $6,800 that will be satisfied with the issuance of equity. The Company had a net loss for the three months ended June 30, 2022 of $4,225 that raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

To alleviate a potential lack of liquidity, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic or investment partners with greater resources or access to funds or through obtaining credit from government or financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

Basis of presentation and preparation

The Company uses the same accounting policies in preparing quarterly and annual financial statements. The condensed consolidated financial statements include the accounts of Sonim Technologies, Inc. and its wholly owned subsidiaries (collectively “Sonim” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these unaudited condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the unaudited condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

New accounting pronouncements:

Pronouncements adopted in 2022:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a liability associated with obligations to make payments under the terms of the arrangement in addition to a right-of-use asset representing the lessee’s right to use, or to control the use of the given asset assumed under the lease. The Company adopted ASC 842 on January 1, 2022. The adoption of ASC 842 resulted in the recording of right-of-use assets, lease liability, and the derecognition of deferred lease liabilities, with the offset to equity. Beginning in 2022, the Company records the amortization of the right-of-use assets, with a corresponding reduction in rent expense. These changes were not applied to periods prior to 2022 and make comparison of the Company’s consolidated financial statements between periods difficult or impossible because of the differences in accounting standards used. See Note 5 for further information.

NOTE 2 —Revenue recognition

The Company recognizes revenue primarily from the sale of products, which are primarily mobile phones and related accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company also recognizes revenue from other contracts that may include a combination of products and non-recurring engineering (NRE) services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being identified and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three months ended June 30, 2022, and 2021, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific products. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

Disaggregation of revenue

The following table presents our net revenue disaggregated by product category:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Smartphones	$5,862	$3,946	$9,449	$8,315
Feature Phones	6,001	7,780	14,838	14,339
Accessories / Other	92	228	926	1,540
	$11,955	$11,954	$25,213	$24,194

Shipping and handling costs

The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. These costs are included in cost of revenues.

Distributor returns allowance

The Company records reductions to net revenues related to future distributor product returns based on the Company’s expectation. The Company had allowances for distributor product returns totaling approximately $0 and $237 as of June 30, 2022 and 2021.

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

The total capitalized costs to fulfill a contract is primarily associated with Company’s XP8 and XP3plus phones. As of June 30, 2022, and December 31, 2021, the total costs to fulfill a contract included in other assets were $1,909 and $2,345, respectively.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the contract liabilities were $155 and $11, respectively.

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

Level 2—Inputs to the valuation methodology include:

●	Quoted market prices for similar assets or liabilities in active markets;

●	Quoted prices for identical or similar assets or liabilities in inactive markets;

●	Inputs other than quoted prices that are observable for the asset or liability;

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at June 30, 2022, and December 31, 2021.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,501	$—	$—	$1,501

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,500	$—	$—	$1,500

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

NOTE 4 —Significant Balance Sheet Components

Accounts Receivable consists of the following:

	June 30, 2022	December 31, 2021
Trade receivables	$6,250	$11,735
Allowance for doubtful accounts	(934)	(932)
Accounts receivable, net	5,316	10,803
Vendor non-trade receivables	1,258	2,255
Total accounts receivable	$6,574	$13,058

The Company has non-trade receivables from a manufacturing vendor resulting from the sale of components to this vendor who manufactures and assembles final products for the Company.

The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $934 and $932 as of June 30, 2022 and December 31, 2021, respectively. In July 2022, the Company reached a settlement for a customer of a $912 trade receivable that was fully reserved for in the June 30, 2022 allowance for doubtful accounts. The Company received $91 in cash and the remaining receivable was written off to the allowance for doubtful accounts.

Inventory consists of the following:

	June 30, 2022	December 31, 2021
Finished goods	$2,466	$2,952
Raw materials	560	1,986
Accessories	396	606
	$3,422	$5,544

Distributor returns allowance

The Company records reductions to cost of goods sold related to future distributor product returns based on the Company’s expectation. The Company had inventory related to distributor product returns totaling approximately $41 and $229 as of June 30, 2022 and December 31, 2021 respectively.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

Other assets consisted of the following:

	June 30, 2022	December 31, 2021
Deferred NRE	$1,909	$2,345
Advances to third party manufacturers	2,000	2,000
Deposits	425	431
Costs for equity transaction that closed in 3rd quarter (Note 12)	694	—
Other	78	93
	$5,106	$4,869

Accrued Expenses consisted of the following:

	June 30, 2022	December 31, 2021
Customer allowances	$3,652	$3,148
Employee-related liabilities	754	1,893
Warranties	933	836
Accrual for goods received not invoiced	180	668
Contractual obligations	1,035	1,035
Royalties	1,165	1,210
Research and development	3,000	1,158
Shipping	205	157
Returns allowance	64	390
Legal	167	517
Costs for equity transaction that closed in 3rd quarter (Note 12)	694	—
Other	196	341
	$12,045	$11,353

Other liability for proceeds received for equity not yet issued of $6,800 are payments received per the subscription agreement (see Note 12). The liability was relieved when stock was issued to the investors following the first close of the subscription agreement on July 13, 2022.

NOTE 5 —Leases

The Company adopted ASU 2016-02 on January 1, 2022. The Company elected to use “the effective date” method where the comparative reporting periods is unchanged from legacy US GAAP. The Company elected the package of practical expedients to not reassess the classifications of existing leases and to not reassess if initial direct costs qualify for capitalization. The Company identified and continued to classify six leases as operating leases at January 1, 2022. All of the Company’s leases are for office space. The Company has elected the practical expedient to not separate lease components from non-lease components for all leases.

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

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

The Company entered into a sublease for the above property in September 2021 that had sublease income that was significantly less than the head lease payments. This sublease is for 13 months which, at the option of the subtenant, can be extended for 12 additional months. In determining the fair value of the ROU asset, the Company assumed that the subtenant will extend the lease because the sublease payments are less than market value. The Company determined that the fair value of the ROU asset as the sum of the sublease payments for the 25 months of the sublease. The Company is amortizing this ROU asset as sublease payments are received.

The Company elected the practical expedient for short-term leases for two leases that had terms of one year or less. ROU assets and lease liabilities were not established for these two short-term leases and rent payments are recorded as rent expense.

On January 1, 2022 the Company began recording all lease payments as the payment of lease interest expense and a reduction of the lease liability for the four leases that are not short-term. ROU assets are amortized over the life of the Company’s lease. The following table shows the activity of the ROU assets and lease liability for the six months ending on June 30, 2022:

Lease Liability
Balance, December 31, 2021	$—
Adoption of ASC 842	1,976
Principal payments	(403)
Balance, June 30, 2022	1,573
Less short-term portion	(662)
Long term lease liability	$911

ROU Assets
Balance, December 31, 2021	$—
Adoption of ASC 842	1,976
Derecognition of deferred rent liability	(142)
Impairment of ROU asset	(978)
Amortization	(303)
Balance, June 30, 2022	$553

Future minimum lease payments under noncancelable operating lease commitments are as follows as of June 30, 2022:

Year Ending, December 31st,
2022	$438
2023	553
2024	467
2025	296
Total undiscounted minimum lease commitments	$1,754
Effect of discounting	(181)
Lease liabilities at June 30, 2022	$1,573

In connection with leases, for the six months ended June 30, 2022, the Company recognized $266 for the amortization of ROU assets, $74 for interest expense on lease liabilities, and $70 of rent expense was included in Cost of Revenues. Variable lease payments, including reimbursements to the landlord for property taxes and operating expenses, of approximately $140 and short-term rent payments of $7 were included in rent expense for the six months ended June 30, 2022, and were offset by $66 in sublease income. The Company does not have any lease extension or termination options on any lease. The Company’s sublease does have a one year extension option, at the option of the subtenant, that the Company expects to be executed and is included in the value of the ROU asset. There are no residual value guarantees in any lease. The weighted average remaining lease term of the operating leases is approximately 2.7 years. The weighted average of the discount rate for both the discount rate used to calculate the lease liabilities and the remaining balance of the lease payments for each lease as of June 30, 2022 is 8.5%.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

NOTE 6 —Long-Term Debt

In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements are paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $141 and $214 at June 30, 2022 and December 31, 2021, respectively.

NOTE 7 —Stock-based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2022, and 2021 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenues	$9	$16	$20	$32
Sales and marketing	(28)	55	(2)	111
General and administrative	240	63	465	237
Research and development	(5)	45	16	95
	$216	$179	$499	$475

Stock Options:

Stock option activity for the six months ended June 30, 2022, is set forth in the table below and reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

		Weighted average	Weighted average remaining
		exercise price	contractual life	Aggregate Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2022	95,413	$40.00	6.73	$0
Options granted	—	$—
Options exercised	—	$—
Options forfeited	(6,519)	$26.84
Options expired	(5,538)	$58.78
Outstanding at June 30, 2022	83,356	$39.78	5.28	$0

Exercisable at June 30, 2022	60,860	$42.19	4.48	$0

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of June 30, 2022, there was approximately $826 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately two years.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

Restricted Stock Units:

Restricted stock units’ (“RSU”) activity for the six months ended June 30, 2022, is set forth in the table below and reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

RSUs
Outstanding at January 1, 2022	347,110
Granted	—
Released	(71,347)
Forfeited	(40,661)
Outstanding at June 30, 2022	235,102

NOTE 8 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three months ended June 30, 2022, and 2021, the Company recorded provisions for income taxes of $61 and $76, respectively.

NOTE 9 —Commitments and Contingencies

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

Third Party Designer Commitments—The aggregate amount of noncancelable outsourced third-party designer services for our next generation phones as of June 30, 2022 and December 31, 2021, was approximately $2,447 and $6,460, respectively, and were related to the XP5plus and the XP10.

Purchase Commitments—The aggregate amount of noncancelable purchase orders as of June 30, 2022 and December 31, 2021, was approximately $8,940 and $5,663, respectively, and are related to the purchase of components of our devices.

Royalty Payments— The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire between 2022 and 2026. Royalty expense for the six months ended June 30, 2022, and 2021 was $807 and $845, respectively and is included in Cost of Revenues. The Company may be required to pay additional royalties to additional patent holder and technology providers on future products.

Securities Litigation—On September 20, 2019, a purported Sonim stockholder who allegedly purchased stock registered in Sonim’s initial public offering (“IPO”) filed a putative class action complaint in the Superior Court of the State of California, County of San Mateo, captioned Pearson v. Sonim Technologies, Inc., et al., Case No. 19CIV05564, on behalf of himself and others who purchased shares of Sonim registered in the IPO (the “Pearson Action”). On October 4 and 16, 2019, two additional purported class action complaints substantially similar to the Pearson Action were filed on behalf of different plaintiffs yet the same putative class of Sonim stockholders, in the same court as the Pearson Action (the “‘33 Act State Court Actions”). The defendants asked the Superior court to dismiss the “33 Act State Court Actions based on the provision in the Company’s Amended and Restated Certificate of Incorporation requiring stockholders to file and litigate in federal court any claims under the Securities Act of 1933. On December 7, 2020, the Superior Court entered an order granting defendants’ motion to dismiss. On October 7, 2019, a substantially similar putative class action lawsuit was filed in the United States District Court for the Northern District of California (the “‘33 Act Federal Action”). All four complaints allege violations of the Securities Act of 1933 by Sonim and certain of its current and former officers and directors for, among other things, alleged false or misleading statements and omissions in the registration statement issued in connection with the IPO, relating primarily to an alleged failure to disclose software defects in Sonim’s phones and alleged misstatements about performance characteristics of Sonim’s phones. In July 2020, the Company entered into an agreement with the Lead Plaintiff in the ‘33 Act Federal Action to settle that case on a class wide basis for $2.0 million. As a result, the Company paid out the $2.0 million settlement as of December 31, 2020. On March 5, 2021, the court presiding over the ‘33 Act Federal Action granted final approval of the settlement.

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

Derivative litigation—On September 21, 2020, the Company, and certain of its current and former directors and officers were sued by a stockholder on behalf of our Company in a derivative action in the United States District Court for the District of Delaware, captioned Kusiak v. Plaschke, et al., Case No 20-cv-1270-MN (“Kusiak”). The Kusiak complaint was based largely on the same underlying factual allegations as the ‘33 Act Federal Action. The Company filed a motion to dismiss the Kusiak derivative action based on plaintiff’s failure to make a litigation demand on Sonim’s directors. On February 1, 2021, plaintiff in Kusiak voluntarily dismissed the action without prejudice.

On February 1, 2021, the same plaintiffs’ lawyers in the Kusiak action filed a new derivative action in the United States District Court for the District of Delaware against the Company and certain of its current and former directors and officers, captioned Gupta v. Plaschke, et al., Case No. 1:21-cv-130-MN (“Gupta”). The allegations in the Gupta complaint are generally similar to those in the Kusiak action. On March 29, 2022, Judge Dawson granted Defendants’ motion to dismiss and gave the plaintiff 14 days to file an amended complaint. No amended complaint was filed and on April 14, 2022 the federal court dismissed the action with prejudice.

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

In connection with the First Closing on July 13, 2022, Robert Tirva, then Company’s Chief Financial Officer and President, resigned and became eligible for one million dollars in severance payments over the next twenty months (Note 12).

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

NOTE 10 —Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(4,225)	$(6,686)	$(11,437)	$(15,966)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	19,283,496	6,650,696	19,197,859	6,641,236
Net loss per share, basic and diluted	$(0.22)	$(1.01)	$(0.60)	$(2.40)

The dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the period are presented in the table below. The table also reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Shares subject to options to purchase common stock	83,356	125,946	83,356	125,946
Unvested restricted stock units	235,102	209,848	235,102	209,848
Shares subject to warrants to purchase common Stock	2	2	2	2
Total	318,460	335,796	318,460	335,796

NOTE 11 —Segment and Geographic Information

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

The following table summarizes the revenue by region based on ship-to destinations for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
U.S.	$8,520	$8,111	$19,920	$16,738
Canada and Latin America	2,896	3,772	4,277	7,115
Europe and Middle East	536	66	893	327
Asia Pacific	3	5	123	14
Total revenues	$11,955	$11,954	$25,213	$24,194

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

The following table summarizes the composition of revenues for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product Sales	$11,943	$11,913	$25,187	$24,151
Services	12	41	26	43
Total revenues	$11,955	$11,954	$25,213	$24,194

Revenue from customers with concentration greater than 10% in the three and six months ended June 30, 2022 and 2021 accounted for approximately the following percentages of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	*	14%	*	12%
Customer B	15%	14%	14%	24%
Customer C	13%	13%	*	13%
Customer D	*	*	21%	*
Customer E	51%	41%	41%	31%

*	Customer revenue did not exceed 10% in the respective period.

NOTE 12 —Subsequent Events

On April 13, 2022, the Company entered into a subscription agreement (the “Subscription Agreement”) with AJP Holding Company, LLC (“AJP”) whereby, subject to the terms thereof, AJP agreed to purchase from the Company an aggregate of 20,833,333 shares of the Company’s common stock (the “Purchased Shares”) for a purchase price of $0.84 per share, for an aggregate purchase price of $17.5 million.

Pursuant to the terms and conditions set forth in the Subscription Agreement, the Purchased Shares will be issued in two tranches: (i) 14,880,952 shares of the Company’s common stock (the “Initial Shares”) will be issued in consideration for an aggregate purchase price of $12.5 million (“First Closing”) and (ii) 5,952,381 shares will be issued for an aggregate purchase of $5.0 million.

The first closing was completed on July 13, 2022. Prior to June 30, 2022, $6.8 million was received and is recorded as a liability on the balance sheet at June 30, 2022. On July 12, 2022 the remaining $5.7 million was received for the first closing and 14,880,952 shares of the Company’s common stock were issued to AJP and their designees.

Between August 1, 2022 and August 3, 2022, $5 million was received for the “Second Closing”. On August 8, 2022, the Second Closing was completed and 5,952,381 shares of the Company’s common stock were issued to AJP and their designees.

In connection with the closings, the Company incurred approximately $3 million of expenses which will be offset against the proceeds in the third quarter of 2022.

Completion of the First Closing was subject to the satisfaction of several conditions, including: (i) approval of the Subscription Agreement by the requisite vote of the Company’s stockholders; (ii) resignation of all members of the Board of Directors, other than the Continuing Directors; and (iii) certain other customary conditions. These conditions were met as of July 13, 2022.

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

On July 13, 2022, Robert Tirva, the CFO and President of the Company, resigned and became eligible for $1 million in severance payments over 20 months if he meets certain requirements. The severance costs were charged to expense as of the severance date. On July 13, 2022, the Company appointed Clay Crolius as Chief Financial Officer.

On July 13, 2022 two of the Company’s Board Members resigned and the remaining Board of Directors appointed three new Board Members, including a representative of AJP. On July 14, 2022 the Board of Directors appointed two additional Board Members including Peter Liu, the Company’s Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as amended, for the year ended December 31, 2021. Certain statements in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding our business strategies, growth prospects, operating and financial performance, plans, estimates and projections. These statements are based on management’s current expectations and beliefs and on information currently available to us. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including but not limited to:

●	We are not in compliance with the listing standards of the Nasdaq Stock Market and as a result our common stock may become delisted;
●	We may not be able to continue to develop solutions to address user needs effectively, including our next generation products, which would materially adversely affect our liquidity and our ability to continue operations;
●	We have not been profitable in recent years and may not achieve or maintain profitability in the future;
●	We rely on our channel partners to generate a substantial majority of our revenues;
●	A small number of customers account for a significant portion of our revenue;
●	We are materially dependent on some customer relationships that are characterized by product award letters and the loss of such relationships could harm our business and operating results;
●	Our business is difficult to evaluate because we have a limited operating history in our markets;
●	We continue to restructure and transform our business and there is no guarantee that our restructuring or transformation will be successful or achieve the desired results;
●	Our quarterly results may vary significantly from period to period;
●	We rely primarily on third-party contract manufacturers and partners;
●

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims;

●	We are required to undergo a lengthy customization and certification process for each wireless carrier customer;
●	Our dependence on third-party suppliers for key components of our products could delay shipment of our products and reduce our sales;
●	We are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel;
●	We face risks related to health epidemics, pandemics and other outbreaks, including the COVID-19 pandemic;
●	Changes in laws and regulations concerning the use of telecommunication bandwidth could increase our costs and adversely impact our business;
●	If we are unable to successfully protect our intellectual property, our competitive position may be harmed;
●	Others may claim that we infringe on their intellectual property rights, which may result in costly and time-consuming litigation and could delay or otherwise impair the development and commercialization of our products;
●	We have identified one material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements;

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

Recent Developments

Agreement with AJP Holding Company, LLC

On April 13, 2022, we entered into a Subscription Agreement (the “Subscription Agreement”) with AJP Holding Company, LLC (“AJP”), a Delaware limited liability company (“Purchaser”), pursuant to which Purchaser has agreed to purchase from Sonim an aggregate of 20,833,333 shares of our common stock for a purchase price of $17,500,000 (the “Purchased Shares”). Additionally, pursuant to the Subscription Agreement, on April 13, 2022, Peter Liu, who had served as Sonim’s Executive VP for Global Operations and Engineering since September 2010, was appointed Chief Executive Officer of Sonim.

Pursuant to the terms and conditions set forth in the Subscription Agreement, on July 13, 2022, 14,880,952 shares of our common stock (the “Initial Shares”) were issued in consideration for an aggregate purchase price of $12,500,000 (“First Closing”), of which 952,381 shares were issued to Mr. Liu Concurrent with the First Closing, all members of our board of directors (the “Board”), other than two Continuing Directors (as defined in the Subscription Agreement) resigned and three new members were appointed by the remaining members of our Board. In connection with the First Closing, Robert Tirva, then Company’s Chief Financial Officer and President, resigned and is eligible for one million dollars in severance payments over the next twenty months. Additionally, on July 13, 2022, the Board appointed Clay Crolius as Chief Financial Officer of the Company.

Shortly thereafter, on July 14, 2022, the Board convened and expanded its size to seven directors having appointed two more members including one independent director.

The second closing pursuant to the Subscription Agreement was consummated on August 8, 2022. Accordingly, the Company issued 5,952,381 shares of common stock in consideration for an aggregate purchase price of $5,000,000, provided that 417,500 have been issued to two assignees of the Purchaser.

Liquidity and Going Concern

The Company’s condensed consolidated financial statements account for the continuation of our business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products.  The Company’s principal sources of liquidity as of June 30, 2022, consist of existing cash and cash equivalents totaling $18,155, and $10,700 in equity issuance to be paid for in the third quarter of 2022 in connection with the Company’s subscription agreement dated April 13, 2022. A total of $17,500 has been received of which $6,800 was received prior to June 30, 2022 and $10,700 was received in July and August 2022 (see Note 12). The Company had current assets of $31,178 and current liabilities of $27,933, that included $6,800 that will be satisfied with the issuance of equity. The Company had a net loss for the three months ended June 30, 2022 of $4,225 that raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

To alleviate a potential lack of liquidity, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic or investment partners with greater resources or access to funds or through obtaining credit from government or financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

Next Generation Ruggedized Mobile Phones

During the three months ended June 30, 2022, we prioritized spending on research and development of our new products, including our next generation feature phones and a 5G enabled smartphone. These devices will utilize new processors for increased performance and provide expanded network support for additional and new carriers in the United States, as well as in Europe. They will also include new features and support usability requirements based on feedback from our current customers. We saw an increase in purchase order volume in the second quarter of 2022 for our next generation phones; such purchase orders are not binding and could be terminated at any time.

On June 29, 2021, we announced that we had secured design win awards with a leading U.S. carrier for two of our next-generation ultra-rugged phones expected to be introduced in the second half of 2022 – an upgraded feature phone with enhanced push to talk capabilities, and a smartphone with 5G capabilities. The carrier design win awards were made based on the design specifications, feature set and costs provided by Sonim as part of an RFP process. Design win awards do not obligate the carriers to purchase any devices and may be terminated at any time. In addition, such design wins will require additional capital and investment in research and development which the Company may not have access to or be able to raise.

Expansion into Semi-Rugged Mobile Devices

The Company plans on expanding from its core market in ultra-rugged mobile devices into the larger and faster growing semi-rugged and industrial 5G markets. This enhanced strategy is expected to drive revenue growth and increase operating efficiency.

Nasdaq Minimum Bid Price Delinquency and Reverse Stock Split

On February 16, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until August 15, 2022, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. On August 10, 2022 we requested an additional compliance period of 180 calendar days from Nasdaq. We intend to actively monitor the closing bid price of our common stock and are evaluating available options to regain compliance with the Minimum Bid Requirement, including by effecting a reverse stock split.

Results of Operations

The following tables present key components of our results of operations for the three and six months ended June 30, 2022, compared to results for the same period in 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Increase (Decrease)%		2022	2021	Increase (Decrease)%
Net revenues	$11,955	$11,954	$1	0%	$25,213	$24,194	$1,019	4%
Cost of revenues	9,108	9,300	(192)	(2)%	20,838	19,077	1,761	9%
Gross profit	2,847	2,654	193	7%	4,375	5,117	(742)	(15)%
Operating expenses	7,067	9,140	(2,073)	(22)%	15,677	20,653	(4,976)	(29)%
Loss from operations	(4,220)	(6,486)	2,266	(35)%	(11,302)	(15,536)	4,234	(27)%
Interest and other expense, net	(56)	(124)	68	(54)%	(6)	(293)	(287)	(98)%
Loss before income taxes	(4,164)	(6,610)	2,446	(37)%	(11,308)	(15,829)	4,521	(29)%
Income tax expense	(61)	(76)	15	(20)%	(129)	(137)	(8)	(6)%
Net loss	$(4,225)	$(6,686)	$2,461	(37)%	$(11,437)	$(15,966)	$4,529	(28)%

Net Revenues

For the three months ended June 30, 2022, net revenues were flat at $12.0 million, as compared to $12.0 million for the three months ended June 30, 2021. Approximately 96% of net revenues for the second quarter of 2022 were attributable to North America, Canada, and Latin America compared to approximately 99% in the same period in 2021. Our top five customers accounted for 79% of net revenues in the second quarter of 2022, as compared to 82% in 2021. The flat revenue for the three months ended June 30, 2022 was due to new product sales in 2022 offsetting reductions in sales of products nearing their end of life.

For the six months ended June 30, 2022, net revenues were $25.2 million compared to net revenues of $24.2 million for the six months ended June 30, 2021, an increase of $1 million, or 4%. Approximately 96% of net revenue for the first half of 2022 was attributable to North America, Canada, and Latin America compared to approximately 99% in the first half of 2021. Our top five customers accounted for 81% of net revenue in the first half of 2022, compared to 83% for the same period in 2021. The increase in revenue for the six months ended June 30, 2022, was primarily driven by sales from our new products, which accounted for 48% of our 97,054 units sold.

Our customer agreements with channel partners set forth the terms pursuant to which our channel partners purchase our products for distribution on a purchase order basis. While these arrangements are typically long term, they generally do not contain any firm purchase volume commitments. As a result, our channel partners are not currently contractually obligated to purchase from us any minimum number of products. The lack of firm purchase volume commitments makes it difficult for us to forecast customer demand. While our channel partners provide us with demand forecasts under these sales arrangements, we are generally required to satisfy any and all purchase orders delivered to us within specified delivery windows, with limited exceptions (such as orders significantly in excess of forecasts). Our sales arrangements also generally include technical performance standards for our mobile phones and accessories sold, which vary by channel partner. If a technical issue with any of our covered products exceeds certain preset failure thresholds for the relevant performance standards, the channel partner typically has the right to cease selling the product, cancel open purchase orders and levy certain monetary penalties. In addition, our channel partners retain sole discretion in which of their stocked products to offer their customers.

Gross Profit

Gross profit for the three months ended June 30, 2022, was $2.8 million, as compared to $2.6 million for the three months ended June 30, 2021, an increase of $0.2 million or 7%. The increase in gross profit is a result of lower costs of revenues in 2022 due to lower manufacturing costs that were partially offset by higher warranty, shipping, and royalty costs.

Gross profit for the six months ended June 30, 2022, was $4.4 million, as compared to $5.1 million for the six months ended June 30, 2021, a decrease of $0.7 million or 15%. Handset margin improvement of $1.2 million was offset by a reduction in scanner profits of $0.5 million due to heavy discounting on scanners as they were discontinued in 2022.

Operating Expenses and Loss from Operations

Loss from operations for the three months ended June 30, 2022, was $4.2 million, as compared to $6.5 million for the three months ended June 30, 2021, an improvement of $2.3 million. This improvement was driven the decrease in operating expenses of $2.1 million and a $0.2 million increase in gross profit.

Loss from operations for the six months ended June 30, 2022, was $11.3 million, as compared to $15.5 million for the six months ended June 30, 2021, an improvement of $4.2 million. This improvement was driven the decrease in operating expenses of $5.0 million, partially offset by a $0.7 million decrease in gross profit.

Operating expenses are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(in thousands, except %)				(in thousands, except %)
Research and development expense	$2,721	$3,670	$(949)	(26%)	$6,889	$8,334	$(1,445)	(17%)
Sales and marketing expense	2,073	2,188	(115)	(5%)	4,243	4,369	(126)	(3%)
General and administrative expense	1,779	2,379	(600)	(25%)	3,990	4,641	(651)	(14%)
Legal expense	494	903	(409)	(45%)	555	3,309	(2,754)	(83%)
Total Operating Expenses	$7,067	$9,140	$(2,073)	(23%)	$15,677	$20,653	$(4,976)	(24%)

Research and Development.

Research and development expenses for the three months ended June 30, 2022, were $2.7 million, as compared to $3.7 million for the three months ended June 30, 2021, a decrease of $1.0 million, or 26%. These expenses decreased mainly due to headcount reductions at both Sonim and outsourced operations of $0.7 million. In addition, development costs were down $0.3 million, driven by a surge in 2021 for XP3Plus, which was launched in the following quarter.

Research and development expenses for the six months ended June 30, 2022, were $6.9 million, as compared to $8.3 million for the six months ended June 30, 2021, a decrease of $1.4 million. or 17%. These expenses decreased mainly due to headcount reductions at both Sonim and outsourced operations of $1.3 million. In addition, development costs were down $0.1 million, driven by a surge in 2021 for XP3Plus, which was launched in the following quarter.

Sales and Marketing.

Sales and marketing expenses for the three months ended June 30, 2022, were $2.1 million, as compared to $2.2 million for the three months ended June 30, 2021, a decrease of $0.1 million, or 5%. These expenses decreased due to a $0.1 million decrease in employee headcount related costs.

Sales and marketing expenses for the six months ended June 30, 2022, were $4.2 million, as compared to $4.3 million for the six months ended June 30, 2022, a decrease of $0.1 million, or 3%. These expenses decreased due to a $0.1 million reduction in employee headcount related costs.

General and Administrative.

General and administrative expenses for the three months ended June 30, 2022, were $1.8 million, as compared to $2.4 million for the three months ended June 30, 2021, a decrease of $0.6 million, or 25%. This decrease was driven by reductions in headcount and related spending $0.4 million, and insurance $0.2 million.

General and administrative expenses for the six months ended June 30, 2022, were $4.0 million, as compared to $4.6 million for the six months ended June 30, 2021, a decrease of $0.6 million, or 14%. This decrease was driven by headcount reductions and related expenses $0.4 million, and insurance $0.2 million.

Legal expenses.

Legal expenses for the three months ended June 30, 2022, were $0.5 million, as compared to $0.9 million for the three months ended June 30, 2021, a decrease of $0.4 million, or 45%. The decrease of $0.4 million in these expenses was primarily because there was less activity in 2022 on the SEC matter.

Legal expenses for the six months ended June 30, 2022, were $0.6 million, as compared to $3.3 million for the six months ended June 30, 2021, a decrease of $2.7 million, or 83%. Legal expenses were higher for the six months ended June 30, 2021, due to the SEC matter.

Interest and Other Expense, net

Interest and other expenses decreased by $0.1 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This decrease was primarily due to a decrease in the foreign exchange loss.

Interest and other expenses decreased by $0.3 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This decrease was primarily due to a decrease in the foreign exchange loss.

Income Tax Expense

Income tax expense was $0.1 million for the three month periods ending on June 30, 2022 and 2021. Due to ongoing losses the Company pays little income tax.

Income tax expense was $0.1 million for the six month periods ending on June 30, 2022 and 2021. Due to ongoing losses the Company pays little income tax.

Liquidity and Capital Resources (dollars in thousands other than per share amounts)

The Company’s condensed consolidated financial statements account for the continuation of our business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products.  The Company’s principal sources of liquidity as of June 30, 2022, consist of existing cash and cash equivalents totaling $18,155, and $10,700 in equity issuance to be paid for in the third quarter of 2022 in connection with the Company’s subscription agreement dated April 13, 2022. A total of $17,500 has been received of which $6,800 was received prior to June 30, 2022 and $10,700 was received in July and August 2022 (see Note 12). The Company had current assets of $31,178 and current liabilities of $27,933, that included $6,800 that will be satisfied with the issuance of equity. The Company had a net loss for the three months ended June 30, 2022 of $4,225 that raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

To alleviate a potential lack of liquidity, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic or investment partners with greater resources or access to funds or through obtaining credit from government or financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

Summary of Cash Flows

Cash and cash equivalents as of June 30, 2022, was $18.2 million, or $11.2 million higher than cash and cash equivalents of $6.9 million on June 30, 2021. The increase was primarily from the proceeds from the subscription agreement prior to stock issuance.

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$156	$(15,214)
Net cash used in investing activities	(6)	—
Net cash provided by (used in) financing activities	6,772	(31)
Net increase (decrease) in cash and cash equivalents	6,922	(15,245)

Cash flows from operating activities

For the six months ended June 30, 2022, cash provided by operating activities was $0.2 million. Our net loss of $11.4 million was offset by positive improvements in account receivable of $5.5 million (collection of a customer’s receivables from the fourth quarter of 2021), inventory $2,1 million (sale of end-of-life products and fewer inventory purchases of next generation products), prepaid expenses $2.8 million (amortization of insurance prepaids), and non-trade receivables $1.0 million. Non-cash charges primarily consisted of $0.4 million in depreciation and amortization and $0.8 million in stock-based compensation expense.

For the six months ended June 30, 2021, cash used in operating activities was $15.2 million, primarily attributable to net loss of $15.9 million and by a net change in our net operating assets and liabilities of $0.08 million, partially offset by non-cash charges of $1.5 million. Non-cash charges primarily consisted of $1.0 million in depreciation and amortization and $0.5 million in stock-based compensation expense. The change in our net operating assets and liabilities was primarily due an increase of $6.1 million in accounts and non-trade receivables, a $0.5 million increase in inventory, and a $0.2 million increase in other assets, partially offset by a $5.2 million net increase in accounts payable and accrued expenses, and a $0.9 million increase in deferred revenue.

Cash flows from investing activities

For the six months ended June 30, 2022 and June 30, 2021, there were no significant investing activities.

Cash flows from financing activities

For the six months ended June 30, 2022, cash provided by financing activities was $6.8 million due to amounts received from investors for the subscription agreement (see Note 12). This $6.8 million was recorded as an accrued liability at June 30, 2022. The first closing of the subscription agreement (as discussed in the “Recent Developments” above) was completed on July 13, 2022 and equity was issued to relieve this $6.8 million liability.

For the six months ended June 30, 2021, cash used by financing activities was $0.03 million, as a result of the repayment of outstanding debt obligation of $0.07 million to a supplier, partially offset by proceeds of stock activity of $0.04 million.

Material Cash Requirements

There have been no material changes to our material cash requirements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Estimates

The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Security Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our prospectuses and in our periodic reports and proxy statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, prior to filing this Quarterly Report on Form 10-Q. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting described below, as well as a signature issue with the certifications of our management’s report on internal controls in our original Annual Report on Form 10-K for the year ended December 31, 2021, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses in Internal Control and Plan for Remediation

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we previously identified a material weakness in our internal controls over financial reporting related to the design and implementation of our IT general controls including elevated (administrator) access to financial reporting systems and subsystems. As noted in our Form 10-Q for the quarter ended March 31, 2022, we improved our IT general controls by removing most elevated (administrator) access to financial reporting systems and by providing additional controls over administrator system access. We expect this material weakness to be fully remediated by the second half of 2022.

Changes in Internal Control Over Financial Reporting

Except as otherwise disclosed, there was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 9. Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

With the exception of the following risk factors, there are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021:

Because we were able to raise $17.5 million for the issuance of equity including $6.8 million in cash that was received through June 30, 2022, the risk factor “our consolidated financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” is no longer a risk for the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Second Closing of Subscription Agreement

On August 8, 2022, the Company and the Purchaser consummated the second closing pursuant to the Subscription Agreement, and the Company issued and sold 5,952,381 shares of the Company’s common stock (the “Common Stock”) for the aggregate purchase price of five million dollars ($5,000,000). The entirety of the purchase price was paid by the Purchaser. Following the Board’s approval of an assignment of the right to receive Common Stock under the Subscription Agreement, the Company issued 208,750 shares of Common Stock to each of two assignees of the Purchaser, Perfect Go Development Corporation and Mr. Jin Shi (the “Assignees”) and 5,534,881 shares of Common Stock to the Purchaser.

The Company offered and sold the entirety of the shares of Common Stock referenced above to the Purchaser and the Assignees in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, and the offering was undertaken without general solicitation. The Company relied, in part, upon representations from each of the Purchaser and the Assignees that each of the Purchaser and the Assignees is an “accredited investor” as such term is defined in Rule 501 of Regulation D.

Support Agreements

On August 8, 2022, the Company and each of the Assignees entered into a support agreement the terms of which are identical to the Designee Support Agreement, as described in the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2022 (the “Current Report”). The information contained in (or incorporated by reference into) the Current Report is hereby incorporated by reference herein.

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

SONIM TECHNOLOGIES, INC.

Date: August 12, 2022	By:	/s/ Hao Liu
Hao (Peter) Liu
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Clayton Crolius
Clayton Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

