Form 10-Q
period 2022-09-30
SONIM TECHNOLOGIES INC
filed 2022-11-14
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 001-38907

Sonim Technologies, Inc.

(Exact -name of -registrant as -specified in its -charter)

Delaware	94-3336783
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4445 Eastgate Mall, Suite 200,

San Diego, CA 92121

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (650) 378-8100

6500 River Place Boulevard, Bldg. 7, S#250,

Austin, TX 78730

(Former name, former address and former fiscal year, if changed since last report)

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

As of October 31, 2022, the registrant had 40,837,203 shares of common stock, $0.001 par value per share, issued and outstanding.

i

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$15,474	$11,233
Accounts receivable, net	16,286	10,803
Non-trade receivable	890	2,255
Inventory	4,090	5,544
Prepaid expenses and other current assets	2,437	5,852
Total current assets	39,177	35,687
Property and equipment, net	286	534
Right-of-use assets	204	—
Other assets	6,344	4,869
Total assets	$46,001	$41,090
Liabilities and stockholders’ equity
Current portion of long-term debt	$147	$148
Accounts payable	12,435	9,473
Accrued expenses	10,761	11,353
Current portion of lease liability	204	—
Deferred revenue	266	11
Total current liabilities	23,813	20,985
Income tax payable	1,480	1,409
Long-term debt, less current portion	37	66
Total liabilities	25,330	22,460
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 40,637,828 and 18,808,855 shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively.	41	19
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively.	—	—
Additional paid-in capital	269,459	253,416
Accumulated deficit	(248,829)	(234,805)
Total stockholders’ equity	20,671	18,630
Total liabilities and stockholders’ equity	$46,001	$41,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Net revenues	$20,497	$14,445	$45,710	$38,639
Cost of revenues	17,181	12,661	38,019	31,738
Gross profit	3,316	1,784	7,691	6,901
Operating expenses:
Research and development	(135)	5,492	6,754	13,826
Sales and marketing	1,511	3,087	5,754	7,456
General and administrative	3,633	2,961	7,623	7,602
Legal expenses	236	967	791	4,276
Total operating expenses	5,245	12,507	20,922	33,160
Loss from operations	(1,929)	(10,723)	(13,231)	(26,259)
Interest expense	(22)	—	(96)	—
Gain on termination of lease	730	—	730	—
Loss on sale of assets	(130)	—	(130)	—
Other income (expense), net	(185)	(126)	(117)	(419)
Loss before income taxes	(1,536)	(10,849)	(12,844)	(26,678)
Income tax expense	(72)	(90)	(201)	(227)
Net loss	$(1,608)	$(10,939)	$(13,045)	$(26,905)
Net loss per share, basic and diluted	$(0.04)	$(1.31)	$(0.52)	$(3.72)
Weighted–average shares used in computing net loss per Share, basic and diluted*	36,085,226	8,366,283	24,888,859	7,222,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, AND 2021 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

	Common stock		Additional		Total
For the Three Months Ended September 30, 2022	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at July 1, 2022	19,340,560	$19	$254,213	$(247,220)	$7,012
Issuance of common stock, net of issuance costs	20,833,333	21	14,349	—	14,370
Issuance of common stock, compensation	385,599	1	260	—	261
Net settlement of common stock upon release of RSU	98,336	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	637	—	637
Net loss	—	—	—	(1,608)	(1,608)
Balance at September 30, 2022	40,657,828	$41	$269,459	$(248,829)	$20,671

	Common Stock		Additional		Total
For the Nine Months Ended September 30, 2022	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2022	18,808,885	$19	$253,416	$(234,805)	$18,630
Issuance of common stock, net of issuance costs	20,878,638	21	14,394	—	14,415
Issuance of common stock, compensation	800,622	1	513	—	514
Adoption of ASC 842 – leases (See Note 5)	—	—	—	(978)	(978)
Net settlement of common stock upon release of RSU	169,683	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	1,136	—	1,136
Net loss	—	—	—	(13,045)	(13,045)
Balance at September 30, 2022	40,657,828	$41	$269,459	$(248,829)	$20,671

	Common Stock		Additional		Total
For the Three Months Ended September 30, 2021	Shares*	Amount*	Paid-in Capital*	Accumulated Deficit	Stockholders’ Equity
Balance at July 1, 2021	6,695,272	$7	$225,099	$(212,144)	$12,962
Issuance of common stock, net of issuance costs	2,555,788	2	10,335	—	10,337
Net settlement of common stock upon release of RSU	2,149	—	—	—	—
Common stock variance, reverse stock split	29	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	285	—	285
Net loss	—	—	—	(10,939)	(10,939)
Balance at September 30, 2021	9,253,238	$9	$235,719	$(223,083)	$12,645

	Common Stock		Additional		Total
For the Nine Months Ended September 30, 2021,	Shares*	Amount*	Paid-in Capital*	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2021	6,631,039	$7	$224,581	$(196,178)	$28,410
Issuance of common stock upon exercise of stock options	707	—	5	—	5
Issuance of common stock, net of issuance costs	2,555,788	2	10,335	—	10,337
Issuance of common stock upon exercise of ESPP	9,992	—	38	—	38
Net settlement of common stock upon release of RSU	55,683	—	—	—	—
Common stock variance, reverse stock split	29	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	760	—	760
Net loss	—	—	—	(26,905)	(26,905)
Balance at September 30, 2021	9,253,238	$9	$235,719	$(223,083)	$12,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	Reflects the 1-for-10 reverse stock split that became effective on September 15, 2021. Refer to Note 1 – The Company and its Significant Accounting Policies for further information.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	Nine Months Ended
	September 30
	2022	2021
Cash flows from operating activities:
Net loss	$(13,045)	$(26,905)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	555	1,631
Stock-based compensation	1,136	760
Stock issued for services	514	—
Amortization of lease liability	(561)	—
Loss on disposal of asset	130	59
Deferred income taxes	—	(9)
Gain on termination of lease	(730)	—
Lease termination fee	(260)	—
Bad debt expense	2	685
Changes in operating assets and liabilities:
Accounts receivable	(5,485)	669
Non-trade receivable	1,365	(2,392)
Inventory	1,454	1,438
Prepaid expenses and other current assets	3,415	589
Other assets	(1,465)	(1,134)
Accounts payable	2,962	3,648
Accrued expenses	(482)	248
Warranty liability	32	(234)
Deferred revenue	255	(5)
Income tax payable	71	40
Net cash provided by (used in) operating activities	(10,139)	(20,912)
Cash flows from investing activities:
Purchase of property and equipment	(6)	(20)
Net cash used in investing activities	(6)	(20)
Cash flows from financing activities:
Repayment of debt	(30)	(111)
Proceeds from issuance of common stock, net of costs	14,414	9,046
Proceeds from ESPP purchase of stock	—	38
Proceeds from exercise of stock options	—	5
Net cash provided by (used in) financing activities	14,384	8,978
Net increase (decrease) in cash and cash equivalents	4,241	(11,954)
Cash and cash equivalents at beginning of period	11,233	22,141
Cash and cash equivalents at end of period	$15,474	$10,187
Supplemental disclosure of cash flow information:
Cash paid for interest	$96	$—
Cash paid for income taxes	$103	$45
Non-cash operating and financing activities:
Issuance of common stock included in other assets	—	$1,291
Shares issued for consulting services	$261	$—
Shares issued under bonus plans	$253	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

NOTE 1 —The Company and its significant accounting policies

Description of Business —Sonim Technologies, Inc. (Nasdaq: SONM) was incorporated in the state of Delaware on August 5, 1999, and is headquartered in San Diego, California. The Company is a leading U.S. provider of ultra-rugged mobile phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles.

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

Liquidity and Ability to Continue as a Going Concern – The Company’s condensed consolidated financial statements account for the continuation of our business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products. The Company’s principal sources of liquidity as of September 30, 2022, consist of existing cash and cash equivalents totaling $15,474. During the third quarter of 2022, the Company raised $17,500 by selling common stock to an investor (see Note 7), netting approximately $14,370 after costs. The Company had current assets of $39,177 and current liabilities of $23,813. The Company had a net loss for the three months ended September 30, 2022 of $1,608 and the company may need significant cash to expand their product line into the durable consumer market for research and development expenses and marketing. There are significant costs associated with new product development and there is a need for sales volume of the new model of our rugged product for the consumer market to produce cash for further growth. If the sales of the new product fall short of our expectations, then the Company may need additional cash to meet its growth objectives. This raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

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

Basis of presentation and preparation

The Company uses the same accounting policies in preparing quarterly and annual financial statements. The condensed consolidated financial statements include the accounts of Sonim Technologies, Inc. and its wholly owned subsidiaries (collectively “Sonim” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these unaudited condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the unaudited condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2021.

Out of period adjustment

During the three months ended September 30, 2022, the Company recorded an out of period adjustment of approximately $1.05 million related to software costs for the XP10 smartphone that were expensed as part of research and development expenses in the second quarter of 2022 and should have been capitalized. The impact of this adjustment is a $1.05 million decrease to research and development expenses in the third quarter of 2022. After the adjustment, research and development expenses for the nine months ending September 30, 2022 are correct and capitalized non-recurring engineering (NRE) costs that are included in other assets are correct as of September 30, 2022.

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

NOTE 2 —Revenue recognition

The Company recognizes revenue primarily from the sale of products, which are primarily mobile phones, tablets, and related accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company also recognizes revenue from other contracts that may include a combination of products and non-recurring engineering (NRE) services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being identified and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three and nine month periods ended September 30, 2022, and 2021, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific products. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

Disaggregation of revenue

The following table presents our net revenue disaggregated by product category:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Smartphones	$1,506	$2,800	$10,956	$11,115
Feature Phones	4,779	11,396	19,618	25,735
Tablets / Other	14,212	249	15,136	1,789
	$20,497	$14,445	$45,710	$38,639

Smartphone sales were lower in the third quarter of 2022 as the Company discontinued production and sale of its legacy smartphone product in anticipation of the launch of its new smartphone products in the fourth quarter of 2022. In the third quarter, the Company recognized revenue for the first time from a new and incrementally profitable tablet product line, which it developed and manufactured as an ODM for a third party.

Shipping and handling costs

The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. These costs are included in cost of revenues.

Distributor returns allowance

The Company records reductions to net revenues related to future distributor product returns based on the Company’s expectation. The Company had allowances for distributor product returns totaling approximately $67 and $300 as of September 30, 2022 and 2021.

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

The total capitalized costs to fulfill a contract is primarily associated with Company’s XP3plus, XP5plus, and XP10 phones. As of September 30, 2022, and December 31, 2021, the total costs to fulfill a contract included in other assets were $1,682 and $2,345, respectively.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the contract liabilities were $266 and $11, respectively.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at September 30, 2022, and December 31, 2021.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,501	$—	$—	$1,501

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,500	$—	$—	$1,500

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

NOTE 4 —Significant Balance Sheet Components

Accounts Receivable consists of the following:

	September 30, 2022	December 31, 2021
Trade receivables	$16,399	$11,735
Allowance for doubtful accounts	(113)	(932)
Accounts receivable, net	16,286	10,803
Vendor non-trade receivables	890	2,255
Total accounts receivable	$17,176	$13,058

The Company has non-trade receivables from a manufacturing vendor resulting from the sale of components to this vendor who manufactures and assembles final products for the Company.

The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $113 and $932 as of September 30, 2022 and December 31, 2021, respectively. In July 2022, the Company reached a settlement with a customer of a $912 trade receivable that was fully reserved for in the December 31, 2021 allowance for doubtful accounts. The Company received $91 in cash and the remaining receivable was written off to the allowance for doubtful accounts.

Inventory consists of the following:

	September 30, 2022	December 31, 2021
Finished goods	$3,582	$2,952
Raw materials	91	1,986
Accessories	417	606
	$4,090	$5,544

Distributor returns allowance

The Company records reductions to cost of revenues related to future distributor product returns based on the Company’s expectation. The Company had inventory related to distributor product returns totaling approximately $41 and $229 as of September 30, 2022 and December 31, 2021 respectively.

Other assets consisted of the following:

	September 30, 2022	December 31, 2021
Deferred NRE	$3,949	$2,345
Advances to third party manufacturers	2,000	2,000
Deposits	317	431
Other	68	93
	$6,334	$4,869

Accrued Expenses consisted of the following:

	September 30, 2022	December 31, 2021
Customer allowances	$3,557	$3,148
Employee-related liabilities	1,591	1,893
Warranties	868	836
Accrual for goods received not invoiced	16	668
Contractual obligations	1,155	1,035
Royalties	1,048	1,210
Research and development	2,080	1,158
Shipping	—	157
Returns allowance	64	390
Legal	290	517
Other	92	341
	$10,761	$11,353

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

The Company entered into a sublease for the above property in September 2021 that had sublease income that was significantly less than the head lease payments. This sublease is for 13 months which, at the option of the subtenant, can be extended for 12 additional months. In determining the fair value of the ROU asset, the Company assumed that the subtenant will extend the lease because the sublease payments are less than market value. The Company determined that the fair value of the ROU asset as the sum of the sublease payments for the 25 months of the sublease. The Company is amortizing this ROU asset as sublease payments are received. On August 31, 2022, the Company entered into an agreement with the landlord to cancel the head lease for $260 in consideration paid by the Company to the landlord. On August 31, 2022 the Company derecognized the remaining lease liability and ROU asset. This resulted in a $730 gain on the termination of the lease. The sublease was terminated when the head lease was terminated.

The Company elected the practical expedient for short-term leases for two leases that had terms of one year or less. ROU assets and lease liabilities were not established for these two short-term leases and rent payments are recorded as rent expense.

On January 1, 2022 the Company began recording all lease payments as the payment of lease interest expense and a reduction of the lease liability for the four leases that are not short-term. ROU assets are amortized over the life of the Company’s lease. The following table shows the activity of the ROU assets and lease liability for the nine months ending on September 30, 2022:

Lease Liability
Balance, December 31, 2021	$—
Adoption of ASC 842	1,976
Derecognition on cancelation of lease	(1,211)
Principal payments	(561)
Balance, September 30, 2022	204
Less short-term portion	204
Long term lease liability	$—

ROU Assets
Balance, December 31, 2021	$—
Adoption of ASC 842	1,976
Derecognition of deferred rent liability	(142)
Impairment of ROU asset	(978)
Derecognition on cancelation of lease	(221)
Amortization	(431)
Balance, September 30, 2022	$204

Future minimum lease payments under noncancelable operating lease commitments are as follows as of September 30, 2022:

Year Ending, December 31st,
2022	$108
2023	99
2024	—
2025	—
Total undiscounted minimum lease commitments	$207
Effect of discounting	(3)
Lease liabilities at September 30, 2022	$204

In connection with leases, for the nine months ended September 30, 2022, the Company recognized $431 for the amortization of ROU assets, $95 for interest expense on lease liabilities, and no rent expense that was included in Cost of Revenues. Variable lease payments, including reimbursements to the landlord for property taxes and operating expenses, of approximately $134 and short-term rent payments of $11 were included in rent expense for the nine months ended September 30, 2022, and were offset by $80 in sublease income. The Company does not have any lease extension or termination options on any lease. There are no residual value guarantees in any lease. The weighted average remaining lease term of the operating leases is approximately 0.5 years. The weighted average of the discount rate for both the discount rate used to calculate the lease liabilities and the remaining balance of the lease payments for each lease as of September 30, 2022 is 8.5%.

NOTE 6 —Long-Term Debt

In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements are paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $184 and $214 at September 30, 2022 and December 31, 2021, respectively.

NOTE 7 —Stockholders Equity

On April 13, 2022, the Company entered into a subscription agreement (the “Subscription Agreement”) with AJP Holding Company, LLC (“AJP”) whereby, subject to the terms thereof, AJP agreed to purchase from the Company an aggregate of 20,833,333 shares of the Company’s common stock (the “Purchased Shares”) for a purchase price of $0.84 per share, for an aggregate purchase price of $17.5 million.

Pursuant to the terms and conditions set forth in the Subscription Agreement, the Purchased Shares were issued in two tranches: (i) 14,880,952 shares of the Company’s common stock (the “Initial Shares”) was issued in consideration for an aggregate purchase price of $12.5 million (“First Closing”) and (ii) 5,952,381 shares will be issued for an aggregate purchase of $5.0 million.

The first closing was completed on July 13, 2022 and the second closing was completed on August 8, 2022.

In connection with the closings, the Company incurred approximately $3,130 of expenses which was offset against the proceeds in the third quarter of 2022.

Upon completion of the transaction, AJP controlled approximately 52% of Sonim’s post-transaction outstanding common stock. The agreement with AJP will also include a transition of the management team and the Company’s Executive Vice President for Global Operations and Engineering, who was appointed as Chief Executive Officer, effective April 14, 2022. The CEO is affiliated with the investment group at AJP. The Company continued to use the historical basis of assets and liabilities following the transaction.

On July 13, 2022, Robert Tirva, the CFO and President of the Company, resigned and became eligible for $1 million in severance payments over 20 months, plus certain health insurance benefits, if he meets certain requirements. The severance costs were charged to expense as of the severance date. On September 30, 2022, approximately $1.2 million in severance costs that were triggered by the AJP transaction were included in accrued expenses. On July 13, 2022, the Company appointed Clay Crolius as Chief Financial Officer.

On July 13, 2022 two of the Company’s Board Members resigned and the remaining Board of Directors appointed three new Board Members, including a representative of AJP. On July 14, 2022 the Board of Directors appointed two additional Board Members including Peter Liu, the Company’s Chief Executive Officer.

NOTE 8 —Stock-based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2022, and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenues	$9	$16	$89	$48
Sales and marketing	3	45	53	156
General and administrative	622	189	1,230	426
Research and development	3	35	18	130
	$637	$285	$1,136	$760

Stock Options:

Stock option activity for the nine months ended September 30, 2022, is set forth in the table below and reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

		Weighted average	Weighted average Remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2022	95,413	$40.00	6.73	$0
Options granted	—	$—
Options exercised	—	$—
Options forfeited	(15,303)	$33.65
Options expired	(17,562)	$48.55
Outstanding at September 30, 2022	62,548	$39.15	5.64	$0

Exercisable at September 30, 2022	54,887	$39.92	5.42	$0

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of September 30, 2022, there was approximately $429 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock Units:

Restricted stock units’ (“RSU”) activity for the nine months ended September 30, 2022, is set forth in the table below and reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

RSUs
Outstanding at January 1, 2022	347,110
Granted	554,591
Released	(169,683)
Forfeited	(40,661)
Outstanding at September 30, 2022	691,355

NOTE 9 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three months ended September 30, 2022, and 2021, the Company recorded provisions for income taxes of $72 and $90, respectively.

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

Third Party Designer Commitments—The aggregate amount of noncancelable outsourced third-party designer services for our next generation phones as of September 30, 2022 and December 31, 2021, was approximately $1,250 and $6,460, respectively, and were related to the XP5plus and the XP10.

Purchase Commitments—The aggregate amount of noncancelable purchase orders as of September 30, 2022 and December 31, 2021, was approximately $9,400 and $5,663, respectively, and are related to the purchase of components of our devices.

Royalty Payments— The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire between 2022 and 2026. Royalty expense for the nine months ended September 30, 2022, and 2021 was $964 and $1,369, respectively and is included in Cost of Revenues. The Company may be required to pay additional royalties to additional patent holder and technology providers on future products.

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

Derivative litigation—On September 21, 2020, the Company, and certain of its current and former directors and officers were sued by a stockholder on behalf of our Company in a derivative action in the United States District Court for the District of Delaware, captioned Kusiak v. Plaschke, et al., Case No 20-cv-1270-MN (“Kusiak”). The Kusiak complaint was based largely on the same underlying factual allegations as the ’33 Act Federal Action. The Company filed a motion to dismiss the Kusiak derivative action based on plaintiff’s failure to make a litigation demand on Sonim’s directors. On February 1, 2021, plaintiff in Kusiak voluntarily dismissed the action without prejudice.

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

Contingent severance obligations—The Company has agreements in place with certain key employees (Executive Severance Arrangements) guaranteeing severance payments under certain circumstances. Generally, in the event of termination by the Company without cause, termination due to death or disability, or resignation for good reason, the Company is obligated to the pay the employees in accordance to the terms of the agreements. On July 13, 2022, Robert Tirva, the CFO and President of the Company, resigned and became eligible for $1 million in severance payments, plus certain health insurance benefits, over 20 months if he meets certain requirements. The severance costs were charged to expense as of the severance date. On September 30, 2022, approximately $1.2 million in severance costs that were triggered by the AJP transaction were included in accrued expenses. On July 13, 2022, the Company appointed Clay Crolius as Chief Financial Officer.

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

NOTE 11 —Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(1,608)	$(10,939)	$(13,045)	$(26,905)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	36,085,226	8,366,283	24,888,859	7,222,541
Net loss per share, basic and diluted	$(0.04)	$(1.31)	$(0.52)	$(3.72)

The dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the period are presented in the table below. The table also reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Shares subject to options to purchase common stock	62,548	106,644	62,548	106,644
Unvested restricted stock units	691,355	176,877	691,355	176,877
Shares subject to warrants to purchase common Stock	2	-	2	-
Total	753,905	283,521	753,905	283,521

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

The following table summarizes the revenue by region based on ship-to destinations for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
U.S.	$4,351	$11,786	$24,284	$28,524
Canada and Latin America	1,855	1,105	6,132	8,220
Europe and Middle East	266	605	1,159	932
Asia Pacific	14,025	949	14,135	963
Total revenues	$20,497	$14,445	$45,710	$38,639

The following table summarizes the composition of revenues for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product Sales	$20,497	$14,412	$45,684	$38,563
Services	0	33	26	76
Total revenues	$20,497	$14,445	$45,710	$38,639

Revenue from customers with concentration greater than 10% in the three and nine months ended September 30, 2022 and 2021 accounted for approximately the following percentages of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	68%	*	30%	*
Customer B	16%	21%	30%	27%
Customer C	*	28%	11%	13%
Customer D	*	25%	10%	24%

*	Customer revenue did not exceed 10% in the respective period.

NOTE 13 —Subsequent Events

On October 26, 2022, our stockholders approved an amendment to the Company’s amended and restated certificate of incorporation, as amended that would effect a reverse stock split whereby a number of outstanding shares of our common stock between and including two (2) and fifteen (15), such number consisting only of whole shares, will be combined into one share of our common stock. The effectiveness of the reverse stock split or the abandonment of the reverse stock split will be determined by the Board in its discretion. If the Board chooses to effect the reverse stock split, it will set the timing and specific ratio from the range approved by the stockholders.

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

Company Overview

We are a leading provider of rugged and consumer durable mobile devices including phones and accessories designed to provide extra protection for users that demand more durability in their work and everyday lives. We currently have device placements in the three largest wireless carriers in the United States - ATT, Verizon and T-Mobile – as well as the three largest wireless carriers in Canada – Bell, Telus and Rogers. While we primarily sell through the wireless carrier channel, we also sell through distribution channels in North America and Europe. Our devices and accessories connect users with voice, data, workflow and lifestyle applications that enhance the user experience while providing an extra level of protection. In the third quarter we expanded our product line to tablets targeted for the Asia market as we start to broaden our portfolio.

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

New Customer Acquisitions

We are focused on expanding our portfolio to service not only enterprise and public sector customers, but individual consumers as well. We have invested, and expect to continue to invest, in our sales and marketing efforts to expand into the consumer space and drive new customer acquisitions. As a result, we expect our sales and marketing costs to increase as we expand our customer reach and further evolve the Sonim brand. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our sales and marketing resources.

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

Recent Developments

Agreement with AJP Holding Company, LLC

On April 13, 2022, we entered into a Subscription Agreement (the “Subscription Agreement”) with AJP Holding Company, LLC , a Delaware limited liability company (“AJP”), pursuant to which AJP has agreed to purchase from Sonim an aggregate of 20,833,333 shares of our common stock for a purchase price of $17,500,000 (the “Purchased Shares”). Additionally, pursuant to the Subscription Agreement, on April 13, 2022, Peter Liu, who had served as Sonim’s Executive VP for Global Operations and Engineering since September 2010, was appointed Chief Executive Officer of Sonim.

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

The second closing pursuant to the Subscription Agreement was consummated on August 8, 2022. Accordingly, the Company issued 5,952,381 shares of common stock in consideration for an aggregate purchase price of $5,000,000, provided that 417,500 have been issued to two assignees of AJP.

Liquidity and Going Concern

The Company’s condensed consolidated financial statements account for the continuation of our business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products. The Company’s principal sources of liquidity as of September 30, 2022, consist of existing cash and cash equivalents totaling $15,474. The Company had a net loss for the three months ended September 30, 2022 of $1,608 and the company may need significant cash to expand their product line into the durable consumer market for research and development expenses and marketing. There are significant costs associated with new product development and there is a need for sales volume of the new model of our rugged product for the consumer market to produce cash for further growth. If the sales of the new product fall short of our expectations, then the Company may need additional cash to meet its growth objectives. This raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

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

Beginning with the filing of our Form 10-K for the period ended December 31, 2021, we have been subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital pursuant to our existing ATM program or other registered offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. As of October 31, 2022, the aggregate market value of our outstanding common stock held by non-affiliates, or the public float, was approximately $9.5 million, which was calculated based on approximately 20,311,913 shares of our outstanding common stock held by non-affiliates at a price of $0.47 per share, the closing price of our common stock on October 10, 2022. As such, we will be restricted from selling more than $3.1 million of securities pursuant to a shelf registration statement in any twelve-month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million.

Next Generation Ruggedized Mobile Phones

During the three months ended September 30, 2022, we prioritized spending on research and development of our new products, including our 5G enabled smartphone. This device will utilize new processors for increased performance and provide expanded network support for additional and new carriers in the United States, as well as in Europe. They will also include new features and support usability requirements based on feedback from our current customers. We expect to launch the new smartphone in the fourth quarter of 2022.

Expansion into the Consumer Durable Space

The Company plans on expanding from its core market in ultra-rugged mobile devices into the larger and faster growing consumer durable 5G market. This strategy is expected to drive revenue growth and increase operating efficiency as we adapt our core competency in ruggedization into the consumer space.

Nasdaq Minimum Bid Price Delinquency and Reverse Stock Split

On February 16, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until August 15, 2022, in which to regain compliance. We requested and received an additional 180-day period to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. We intend to actively monitor the closing bid price of our common stock and are evaluating available options to regain compliance with the Minimum Bid Requirement, including by effecting a reverse stock split. On October 26, 2022, our stockholders approved an amendment to the Company’s amended and restated certificate of incorporation, as amended that would effect a reverse stock split whereby a number of outstanding shares of our common stock between and including two (2) and fifteen (15), such number consisting only of whole shares, will be combined into one share of our common stock. The effectiveness of the reverse stock split or the abandonment of the reverse stock split will be determined by the Board in its discretion. If the Board chooses to effect the reverse stock split, it will set the timing and specific ratio from the range approved by the stockholders.

Results of Operations

The following tables present key components of our results of operations for the three and nine months ended September 30, 2022, compared to results for the same period in 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Increase (Decrease)%		2022	2021	Increase (Decrease)%
Net revenues	$20,497	$14,445	$6,052	42%	$45,710	$38,639	$7,071	18%
Cost of revenues	17,181	12,661	4,520	36%	38,019	31,738	6,281	20%
Gross profit	3,316	1,784	1,532	86%	7,691	6,901	790	11%
Operating expenses	5,245	12,507	(7,262)	(58%)	20,922	33,160	(12,238)	(37%)
Loss from operations	(1,929)	(10,723)	8,794	82%	(13,231)	(26,259)	13,028	50%
Interest and other expense, net	393	(126)	519	412%	387	(419)	806	192%
Loss before income taxes	(1,536)	(10,849)	9,313	86%	(12,844)	(26,678)	13,834	52%
Income tax expense	(72)	(90)	(18)	(20%)	(201)	(227)	(26)	11%
Net loss	$(1,608)	$(10,939)	$9,331	85%	$(13,045)	$(26,905)	$13,860	52%

Net Revenues

For the three months ended September 30, 2022, net revenues were at $20.5 million, as compared to $14.4 million for the three months ended September 30, 2021. Approximately 68% of net revenues for the third quarter of 2022 were from tablets that were developed specifically for a customer. When our new smartphone launches in the fourth quarter, we expect the percentage of revenue from tablets to decrease.

Smartphone sales were lower in the third quarter of 2022 as the Company discontinued production and sale of its legacy smartphone product in anticipation of the launch of its new smartphone products in the fourth quarter of 2022. As a strategy to diversify our product offering and to lower business risk, we are leveraging our experience and competency in North American carrier certification and design capability and we developed and manufactured a tablet product as an ODM for a third party, which we deliver in Asia. The product is imported and sold into a major US carrier by our customer. In the third quarter, the Company recognized revenue for the tablet product line, and will continue the ODM business in parallel to our effort of expending our rugged cell phone business into the consumer durable market.

For the nine months ended September 30, 2022, net revenues were $45.7 million compared to net revenues of $38.6 million for the nine months ended September 30, 2021, an increase of $7.1 million, or 18%. The increase was due to new tablet sales in the third quarter of 2022.

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

Gross Profit

Gross profit for the three months ended September 30, 2022, was $3.3 million, as compared to $1.8 million for the three months ended September 30, 2021, an increase of $1.5 million or 86%. The increase in gross profit is a result of revenue volume growth in 2022 driven by new tablet sales.

Gross profit for the nine months ended September 30, 2022, was $7.7 million, as compared to $6.9 million for the nine months ended September 30, 2021, an increase of $0.8 million or 11%. Higher tablet sales increased gross profit, but lower gross margin percentages on the tablets decreased the overall gross margin percentage in 2022.

Operating Expenses and Loss from Operations

Loss from operations for the three months ended September 30, 2022, was $1.9 million, as compared to $10.7 million for the three months ended September 30, 2021, an improvement of $8.8 million. This improvement was driven by a $5.6 million decrease in R&D because there was an out of period adjustment that decreased R&D by $1.0 million in 2022 and development projects were near completion in 2022 and software and testing costs were capitalized in 2022 instead of being expensed as R&D. Also, a $1.5 million improvement in gross profit combined with a $1.5 million decrease in sales and marketing expenses due to cost cutting in 2022 lowered operating expenses.

Loss from operations for the nine months ended September 30, 2022, was $13.2 million, as compared to $26.3 million for the nine months ended September 30, 2021, an improvement of $13.1 million. This improvement was driven by a decrease in operating expenses of $12.2 million, and a $0.8 million improvement in gross profit.

Operating expenses are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(in thousands, except %)				(in thousands, except %)
Research and development expense	$(135)	$5,492	$(5,627)	(102%)	$6,754	$13,827	$(7,073)	(51%)
Sales and marketing expense	1,511	3,087	(1,576)	(51%)	5,754	7,454	(1,700)	(23%)
General and administrative expense	3,633	2,961	672	23%	7,623	7,603	20	0%
Legal expense	236	967	(731)	(76%)	791	4,276	(3,485)	(82%)
Total Operating Expenses	$5,245	$12,507	$(7,262)	(58%)	$20,922	$33,160	$(12,238)	(37%)

Research and Development.

Research and development expenses for the three months ended September 30, 2022, were $(0.1) million, as compared to $5.5 million for the three months ended September 30, 2021, a decrease of $5.6 million, or 102%. The negative expense was due to an out of period adjustment as $1.05 million in software costs that should have been capitalized in the second quarter of 2022 were capitalized in the third quarter of 2022 resulting in a decrease to research and development costs of $1.05 million in the third quarter of 2022. Without this adjustment, research and development costs in the third quarter would have been $0.9 million. The decrease from $5.6 million in the prior year was because development projects were near completion in 2022 and software and testing costs were capitalized in 2022 instead of being expensed as R&D. In addition, there were headcount reductions at both Sonim and outsourced operations of $1.2 million and development costs were down $2.1 million, driven by a surge in 2021 for the XP3Plus feature phone, that was launched at the end of the quarter.

Research and development expenses for the nine months ended September 30, 2022, were $6.8 million, as compared to $13.8 million for the nine months ended September 30, 2021, a decrease of $7.1 million, or 51%. These expenses decreased primarily because development projects were closer to completion in 2022 and software and testing costs were capitalized in 2022. R&D expenses also decreased due to headcount reductions at both Sonim and outsourced operations of $2.8 million and $1.1 million.

Sales and Marketing.

Sales and marketing expenses for the three months ended September 30, 2022, were $1.5 million, as compared to $3.1 million for the three months ended September 30, 2021, a decrease of $1.6 million, or 51%. These expenses decreased due to a $0.7 million decrease in employee headcount related costs and higher new product demo units for the XP3Plus launch in 2021 of $0.9 million.

Sales and marketing expenses for the nine months ended September 30, 2022, were $5.8 million, as compared to $7.5 million for the nine months ended September 30, 2021, a decrease of $1.7 million, or 23%. These expenses decreased due to a $0.8 million reduction in employee headcount related costs and new product demo units for the XP3Plus launch in 2021 of $ 0.9 million

General and Administrative.

General and administrative expenses for the three months ended September 30, 2022, were $3.6 million, as compared to $3.0 million for the three months ended September 30, 2021, an increase of $0.7 million, or 26%. This increase was driven by $1.2 million severance accruals and $0.4 million for the acceleration of RSU vesting triggered by a change of control as a result of the AJP investment.

General and administrative expenses for the nine months ended September 30, 2022, were $7.6 million, as compared to $7.6 million for the nine months ended September 30, 2021, an increase of $0.02 million, or ..3%. Severance accruals of $1.2 million and the acceleration of RSU vesting of $0.4 million due to the change in control, were partially offset by headcount related savings.

Legal expenses.

Legal expenses for the three months ended September 30, 2022, were $0.2 million, as compared to $1.0 million for the three months ended September 30, 2021, a decrease of $0.7 million, or 82%. The decrease of $0.7 million in these expenses was primarily because there was less activity in 2022 on the SEC matter, which was $.7 million in 2021.

Legal expenses for the nine months ended September 30, 2022, were $0.8 million, as compared to $4.3 million for the nine months ended September 30, 2021, a decrease of $3.5 million, or 83%. Legal expenses were higher for the nine months ended September 30, 2021, due to the costs related to the SEC matter of $3.5 million.

Interest and Other Expense, net

Interest and other expenses decreased by $0.5 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This decrease was primarily due to a gain on a lease termination of $0.7 million, offset partially by exchange rates of $0.2 million and a loss on the sale of an asset of $0.1 million.

Interest and other expenses decreased by $0.8 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This decrease was primarily due to gain on a lease termination of $0.7 million and a benefit from exchange rates $0.3 million, offset partially by the loss on the sale of fixed asset of $0.1 million.

Income Tax Expense

Income tax expense was $0.1 million for the three months ended on September 30, 2022 and $0.2 million for the three months ended September 30, 2021. Due to ongoing losses the Company pays little income tax.

Income tax expense was $0.2 million for the nine month ended on September 30, 2022 and 2021. Due to ongoing losses the Company pays little income tax.

Liquidity and Capital Resources (dollars in thousands other than per share amounts)

The Company’s condensed consolidated financial statements account for the continuation of our business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products.  The Company’s principal sources of liquidity as of September 30, 2022, consist of existing cash and cash equivalents totaling $15,474. The Company had current assets of $39,177 and current liabilities of $23,813. The Company had a net loss for the three months ended September 30, 2022 of $1,608 and the company may need significant cash to expand their product line into the durable consumer market for research and development expenses and marketing. There are significant costs associated with new product development and there is a need for sales volume of the new model of our rugged product for the consumer market to produce cash for further growth. If the sales of the new product fall short of our expectations, then the Company may need additional cash to meet its growth objectives. This raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

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

Summary of Cash Flows

Cash and cash equivalents as of September 30, 2022, was $15.0 million, or $4.8 million higher than cash and cash equivalents of $10.2 million on September 30, 2021. The increase was from the net proceeds from the issuance of stock to an investor of $14.4 million, partially offset by operating losses.

The following table summarizes our sources and uses of cash for the periods presented:

	Nine ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(10,139)	$(20,912)
Net cash used in investing activities	(6)	(20)
Net cash provided by financing activities	14,384	8,978
Net increase (decrease) in cash and cash equivalents	4,241	(11,954)

Cash flows from operating activities

For the nine months ended September 30, 2022, cash used in operating activities was $10. million. The negative cash flow was primarily due to a net loss of $13.0 million and an increase in accounts receivable of $5.5 million due to large billings at quarter end. These uses were partially offset by lower prepaids of $3.4 million, higher accounts payable of $3.0 million, and lower inventory of $1.5 million.

For the nine months ended September 30, 2021, cash used in operating activities was $20.9 million, primarily attributable to a net loss of $26.9 million and by changes in our non-trade receivables of $2.4 million and other assets of $1.1 million. These were partially offset by an increase to accounts payable of $3.6 million, $1.6 million in depreciation and amortization, and $0.8 million in stock-based compensation expense.

Cash flows from investing activities

For the nine months ended September 30, 2022 and September 30, 2021, there were no significant investing activities.

Cash flows from financing activities

For the nine months ended September 30, 2022, cash provided by financing activities was $14.4 million due to amounts received from AJP of $17.5 million, less $3.1 million in costs (see Note 7). The first closing of the subscription agreement was completed on July 13, 2022 and the second closing was completed on August 8, 2022.

For the nine months ended September 30, 2021, cash provided by financing activities was $9.0 million, as a result the issuance of common stock.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Security Exchange Act of 1934, as amended (the “Exchange Act”),, which would occur if the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our prospectuses and in our periodic reports and proxy statements.

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

Material Weaknesses in Internal Control and Plan for Remediation

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we previously identified a material weakness in our internal controls over financial reporting related to the design and implementation of our IT general controls including elevated (administrator) access to financial reporting systems and subsystems. As noted in our Form 10-Q for the quarter ended March 31, 2022, we improved our IT general controls by removing most elevated (administrator) access to financial reporting systems and by providing additional controls over administrator system access. We are making progress towards remediation of the material weakness.

Changes in Internal Control Over Financial Reporting

Except as otherwise disclosed, there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In reviewing the financial statements for the quarter ending September 30, 2022 we identified a significant internal control deficiency in how we identify software costs that should be capitalized rather than expensed. We implemented a new control where the Sonim engineering group notifies the Sonim finance group at the end of every quarter of any project that has achieved technological feasibility after which costs will be capitalized. This new control will be performed beginning in the fourth quarter of 2022. See related Out of Period Adjustment in Note 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021.	8-K	001-38907	3.1	September 15, 2021

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.1	November 8, 2021

10.1	Purchaser Support Agreement, dated as of July 13, 2022, by and between the Company and AJP Holding Company, LLC.	8-K	001-38907	10.1	July 13, 2022

10.2†	Designee Support Agreement, dated as of July 13, 2022, by and between the Company and Peter Liu	8-K	001-38907	10.2	July 13, 2022

10.3†	Release Agreement with Robert Tirva, dated as of July 13, 2022.	8-K	001-38907	10.3	July 13, 2022

10.4†#	Letter Agreement with Clay Crolius, dated as of July 13, 2022.	8-K	001-38907	10.4	July 13, 2022

10.5	Registration Rights Agreement, dated as of July 13, 2022, by and between the Company and AJP Holding Company, LLC	8-K	001-38907	10.5	July 13, 2022

10.6†	Employment Agreement dated as of August 18, 2022, by and between Sonim Technologies, Inc. and Peter Hao Liu	8-K	001-38907	10.1	August 23, 2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Agreement with management or compensatory plan or arrangement.

#	Certain schedules, exhibits, and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIM TECHNOLOGIES, INC.

Date: November 14, 2022	By:	/s/ Hao Liu
Hao (Peter) Liu
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Clayton Crolius
Clayton Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

