Form 10-K
period 2022-12-31
SONIM TECHNOLOGIES INC
filed 2023-03-20
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO

Commission File Number 001-38907

Sonim Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3336783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4445 Eastgate Mall, Suite 200

San Diego, CA 92121

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act . Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock reported on The Nasdaq Stock Market on June 30, 2022 was approximately $10,575,418.

On March 20, 2023, there were 40,995,430 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III, Items 10-14 of this Form 10-K will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference to the Registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

●	We are not in compliance with the listing standards of the Nasdaq Stock Market and as a result our common stock may become delisted;
●	There is substantial doubt about our ability to continue as a going concern and we may not be able to improve our liquidity or financial position;
●	Our liquidity has been adversely impacted by our ongoing net losses;
●	We have not been profitable in recent years and may not achieve or maintain profitability in the future;
●	A small number of customers account for a significant portion of our revenue;
●	We are materially dependent on some customer relationships that are characterized by non-binding product award letters and the loss of such relationships could harm our business and operating results;
●	Our quarterly results may vary significantly from period to period;
●	We rely primarily on third-party contract manufacturers and partners;
●	If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims;
●	We are required to undergo a lengthy customization and certification process for each wireless carrier customer;
●	Our dependence on third-party suppliers for key components of our products could delay shipment of our products and reduce our sales;
●	We are dependent on the continued services and performance of a concentrated group of senior management and other key personnel;
●	We face risks related to health epidemics, pandemics and other outbreaks, including the COVID-19 pandemic;
●	Changes in laws and regulations concerning the use of telecommunication bandwidth could increase our costs and adversely impact our business;
●	If we are unable to successfully protect our intellectual property, our competitive position may be harmed;
●	Others may claim that we infringe on their intellectual property rights, which may result in costly and time-consuming litigation and could delay or otherwise impair the development and commercialization of our products, and
●	We have identified one material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.

Other factors not discussed above or elsewhere in this Annual Report on Form 10-K could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.

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

PART I

Item 1. Business.

Introduction

Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999 and is headquartered in San Diego, California. Unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Sonim” refer to Sonim Technologies, Inc. and its wholly owned and consolidated subsidiaries.

Overview

We are a leading provider of rugged and consumer durable mobile devices including phones and accessories designed to provide extra protection for users that demand more durability in their work and everyday lives. In 2022, we introduced a tablet product that has generated a significant portion of the Company’s revenue since its introduction. This new product has a large screen that allows customers to easily access and process IoT data. It allows the Company to gain experience with data devices and diversifies the Company’s portfolio. The Company is developing additional data devices to further diversify the Company’s portfolio.

We currently have device placements in the three largest wireless carriers in the United States - ATT, Verizon and T-Mobile – as well as the three largest wireless carriers in Canada – Bell, Telus and Rogers. While we primarily sell through the wireless carrier channel, we also sell through distribution channels in North America and Europe. Our tablets are sold unbranded, and are imported by our customer to the U.S., for sale in the U.S. Our devices and accessories connect users with voice, data, workflow and lifestyle applications that enhance the user experience while providing an extra level of protection.

Task workers in the Enterprise and Government sectors have historically been limited to pen and paper, older radio technology and/or single-purpose electronic devices, such as barcode scanners, location-tracking devices and sensors, to accomplish specific tasks. These single-purpose devices have historically operated on proprietary networks, such as Land Mobile Radio 94 or LMR networks that enable Push-to-Talk or PTT services for voice communications. We provide communication devices that consolidate and integrate multiple functions including PTT, into a single ruggedized solution running on commercial wireless networks at a total cost of ownership that we believe is significantly lower than other solutions and that provides improved productivity and safety of task workers.

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

We currently have stocked phone and accessory products with the three largest U.S. wireless carriers: AT&T, T-Mobile and Verizon, meaning that these carriers test and certify our mobile phones on their networks and maintain inventory in their warehouses that they then sell through their enterprise and retail sales teams to end customers, often on a subsidized or financed basis. Our full product portfolio has also been stocked with the three largest Canadian wireless carriers. In 2022, we sold approximately 25,000 mobile phones in Canada and 111,000 in the United States.

We enter into master sales arrangements with carriers (including channel partners contributing over 53% of our total revenues for the year ended December 31, 2022) under which our partners purchase our solutions for distribution on a purchase order basis. Under these arrangements, we and the channel partners determine sales channel distribution in connection with pricing (including any discounts and price protection) and market positioning of each particular mobile phone product. We also offer our channel partners channel marketing and other promotional incentives, such as sales volume incentives, in exchange for retail price reductions. We may also offer Non-Recurring Engineering, or NRE services in the form of third-party design services relating to the design of materials and software licenses used in the manufacturing of our products. In the years ended December 31, 2022 and 2021, approximately 83% and 76% respectively, of our revenues were derived from our top four customers. In 2022, 42% of our revenues were from our new tablet product that had only one customer. We expect our revenues to continue to be heavily concentrated among our top customers, and the loss of, or significant reduction in orders from, any of these customers could significantly reduce our revenues and adversely impact our operating result.

For the years ended December 31, 2022 and 2021, our revenue was $69.8 million and $54.6 million, respectively. For the years ended December 31, 2022 and 2021, our net loss was $14.1 million and $38.6 million, respectively. For the years ended December 31, 2022 and 2021, revenues from our top four customers were $58 million and $42 million, respectively.

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

The global market for rugged devices continues to grow and we believe that the use of consumer phones in line-of-business applications provides an attractive market opportunity. Ruggedized mobile phones are well suited for industrial enterprise and other critical infrastructure applications due to their durability and functionality in a range of environments. Equipping workers with smarter mobile phones also helps enable more efficient communication with and between field employees and enhance the information that decision-makers use to deploy resources within their organizations. The PTT over cellular network market, such as rugged phones on LTE with integrated PTT functions, has been steadily growing, in part as a replacement for aging LMR systems. The migration of a large base of legacy Windows-based handheld devices to Android continues to be a growth driver for rugged devices.

The core Sonim business has always been in the rugged space. Nevertheless, as there have been changes in market dynamics recently given LG’s exit and the desire to move away from Chinese OEM’s, we are moving towards evolving our expertise in rugged handsets into a consumer durable line of products which will include 5G handsets as well as mobile hotspots and solutions for fixed wireless access. It is estimated that 87 million Americans have damaged their smartphones in the last 12 months. Sonim plans to bring our expertise in rugged design into the consumer arena with competitively priced, attractively designed consumer products that have the added benefit of durability to help prevent screen breakage and a higher level of water resistance (IPx ratings). The target market is price-conscious consumers that want more protection for their devices without the cost and look of a more rugged device.

A main component of our expansion strategy will be in the area of Connected Solutions which encompasses mobile hotspots and fixed wireless access solutions. With competition exiting the carrier space as well as non-competitively priced products in the market, Sonim believes that this space is a great opportunity for expansion. Sonim plans to address these segments with feature-rich devices that are competitively priced. The mobile hotspot segment has millions of LTE devices that customers will be upgrading to 5G as the cost of the devices becomes more affordable. The fixed wireless access segment is a greenfield opportunity for wireless operators to establish new revenue streams with their customers. It is in both of these areas that Sonim plans to gain market share.

In 2022, we introduced our tablet product that is responsible for 42% of our revenue in 2022. We will continue to sell tablets in 2023 and will develop additional products to diversify our portfolio.

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

In March 2017, the Department of Commerce and the First Responder Network Authority awarded AT&T a contract to build, maintain and operate a nationwide high-speed broadband network for public safety, or FirstNet, for 25 years. The contract provides AT&T with 20 MHz of spectrum and $7 billion in funding to support this network and established subscriber targets, milestone buildouts and disincentive fees to help ensure that AT&T fulfills its commitments to public safety. The contract also provides AT&T a 25-year lease of FirstNet Band 14 spectrum subject to AT&T enlisting a minimum number of emergency responders across the United States. As of December 2022, FirstNet (Built with AT&T) had signed approximately 24,000 public safety agencies, representing approximately 4.4 million FirstNet connections.

Due to AT&T’s focus on growing its number of public safety users, other major U.S. wireless carriers including T-Mobile and Verizon have been focused on establishing and defending their market positions, creating a highly competitive market for public safety users among the major U.S. wireless carriers.

We introduced our first devices that supported FirstNet, XP8 and XP5s, in the first quarter of 2018, and XP3 the second quarter of 2019. We launched the next generation of these three devices, the XP10 in the fourth quarter of 2022, the XP5plus in the second quarter of 2022, and the XP3plus in 2021. Through our partnerships with wireless carriers that provide FirstNet and similar networks, as well as wireless carriers seeking to obtain market share through other dedicated cellular networks, we believe we are in a strong position to provide our ruggedized solutions through these channel partners to the public safety market as these competing public safety networks mature. We intend to continue to leverage our access to end customers and end users on public safety networks to increase brand awareness and become the favored provider for ruggedized solutions across the public safety market generally. We believe that the general momentum to convert to cellular based systems from LMR, either dedicated or prioritized for public safety, is a global trend as Western European countries and Australia are considering similar wireless networks.

Consumer Durable Market

The combined mobile phone market between the U.S. and Canada is estimated to grow to 358 million users in 2023. While the majority of this market has been dominated by Apple and Samsung, there is still a need for more durable, lower cost options for more budget-conscious users. In the past this was usually accomplished by providing a durable case that was both an additional cost to the end consumer as well as adding bulk to the device for added protection. Additionally, consumers would need to sign up for costly service plans to replace cracked screens, the most common repair for smartphones. Sonim believes there is a significant opportunity to bring our expertise in ruggedized design to this market for a lower cost, more streamlined design that will provide added protection against cracked screens and water damage without the higher cost, service plans or bulk of a durable accessory. The target market for a consumer durable device is quite expansive. While we see this segment as a natural extension of our expertise in ultra-rugged devices, the devices are meant for consumers as a lower cost, high-value option with all the expected features of a consumer device and the added protection of key rugged features. Some examples include: a busy budget-conscious mom on the go, an avid hiker who is an outdoor enthusiast, and a task worker supervisor that doesn’t necessarily need an ultra-rugged device but needs something more durable that will not need to be constantly replaced for screen breaks due to the nature of their activities.

Connected Solutions Market

The combined mobile hotspot market in the U.S. and Canada is estimated to be 3.5 million new devices in 2023. This is split between LTE and 5G devices with most of the LTE devices being supplied by Asian suppliers and the 5G devices being supplied by U.S. suppliers. With some U.S. suppliers changing their corporate focus, there is a void in quality suppliers that are focused on the mobile hotspot market. There is also a shift in focus from the U.S. and Canadian operators with an effort to minimize the non-5G devices put onto their networks. Sonim believes that there is a significant opportunity to address this market with affordably priced products and take advantage of the LTE to 5G upgrade cycle. As 5G device costs continue to erode, the percentage of 5G devices should greatly increase compared to LTE devices.

The combined fixed wireless access market in the U.S. and Canada is estimated to be 4 to 5 million new devices in 2023. The vast majority of these devices are 5G. Mobile network operators are focused on this segment as one of the pillars to achieve new revenue streams from customers as the mobile phone market becomes more saturated. Most of the competition in this segment comes from Asian ODMs. This is a reflection of the economics needed to make their fixed wireless access business work. There is an opportunity for Sonim to provide a U.S.-based alternative that is at comparable prices. This will greatly ease the burden on operators to deal with Asian suppliers as well as to alleviate geopolitical risks.

Original Design Manufacturing (“ODM”) Business Model

Our new tablet products represent our entry into the ODM business. In this model, we identify a customer, design a product to meet their needs, outsource the production to a third-party partner, and manage the production and quality control of the product. We use our expertise and experience to efficiently and quickly develop new products that are designed based on a customer’s specifications. The model allows us to reduce our risk by preventing us from having to commit resources for the development, production, and the financing of the raw materials and inventory. We are able to efficiently scale production without committing additional resources. We expect to continue to sell products through this ODM model.

Our Ruggedized Solution

●	Durability and reliability. Our mobile phones can withstand a variety of harsh environments and are supported by our industry-leading three-year comprehensive manufacturer’s warranty, which includes physical damage. Key features of our rugged devices include:

●	Puncture, shock, pressure and drop and impact resistance. Durable rubber and Gorilla Glass construction to protect against damage from sharp objects, falls, vigorous movements and compression by heavy weights.

●	Waterproof and dustproof construction. Reinforced seals and waterproof mesh membranes to prevent potential damage caused by moisture and debris.

●	Multi-shift battery life. Replaceable battery designed to provide sufficient power to last through a dual eight-hour shift in most real-world conditions.

●	Extra-loud audio. Produces high sound quality at high volumes and uses noise cancellation technology for loud background noise environments.

●	Glove-friendly design. Screens and buttons responsive to touch through gloves and water.

●	Operational in and resistant to extreme temperatures. Protective exterior prevents damage to our devices’ hardware from very cold and hot temperatures.

●	Chemical resistance. Ability to effectively sterilize and sanitize, regardless of potential contaminants.

●	Increased communication and visibility through an enterprise. Our solutions are used to track locations, update and manage various tasks and enable communication with and between task workers. For example, location tracking and data analytics enable fleet optimization, help enterprises make asset allocation and deployment decisions and ensure that fleets are at the right place at the right time. In addition, our solutions are specifically designed to capture, store and analyze multiple data types for enterprise needs, enabling them to make decisions. For example, by leveraging this data, task workers such as first responders can more strategically plan their logistics resulting in decreased response times. Finally, by providing a reliable mode of communication between employees, supervisors and command centers, those not in the field have crucial insight into the status and performance of task workers in the field. This can also result in improved safety for employees that work in high-risk environments.

●	Enhanced functionality through software and hardware configurations. Our solutions allow end customers and task workers to customize our mobile phones using Android-based applications and vertical- specific accessories to address their varying needs. Enterprises and agencies can leverage the millions of applications available on the Google Play Store, our dozens of device-specific APIs, and our industrial accessories to create a purpose-built solution to meet the specific use cases of their task workers. For example, school bus operators can combine our ruggedized phones, an industrial mounting kit, a PTT application that leverages our APIs and a location-tracking application to ensure that they have a solution that enables constant communication with dispatchers that is compliant with the U.S. Department of Transportation’s hands-free driving regulations and that can also automatically alert parents of route delays. The ability for enterprises and agencies to customize their solutions allows their task workers to use a single device for tasks that would previously require multiple and often more costly devices.

●	Ease of use. Our devices are designed to look and function similarly to the latest generation of consumer-focused mobile phones with additional features for various enterprise-specific purposes, and also run on the Android operating system which has a familiar and intuitive interface. They provide familiar characteristics to many single-purpose devices, such as dedicated physical buttons for PTT and barcode scanning and offer a simplified user interface which helps minimize the learning curve for task workers who are transitioning from LMR or data capture devices. Furthermore, all of our mobile phones come equipped with our SonimWare software, which helps IT administrators more quickly provision and deploy our devices to task workers, reducing the cost and effort associated with converting to our solutions.

●	Consolidation of devices. A large number of devices can lead to excess bulk carried by task workers and can inhibit their mobility in the field. These specialized devices can also be expensive and typically require full replacement after end-of-life, which can be a cumbersome and costly process. By combining commonly used applications and functionality into one ruggedized device with the option for add-ons, enterprises can reduce the need for multiple, single-purpose devices. We believe that replacing outdated single-purpose devices with a Sonim device can enhance fleets’ mobility and economically streamline equipment updates or replacements.

As a result of these key attributes, we believe that our ruggedized, purpose-built mobile phones can increase the productivity of task workers and significantly reduce total cost of ownership for entities deploying our solutions.

Our Strategy

The three pillars of our go-forward strategy are as follows:

●	Address growing market demand in the consumer market for high quality, lower cost, attractively designed handsets that include key rugged features such as reinforced housings to prevent screen breakage and higher water ingress ratings to better protect devices from costly damage by leveraging the company’s experience and expertise in rugged phone design.

●	Approach the data device and connected solutions market with feature-rich devices that are affordably priced and leverage the company’s high-quality approach to product design and procurement.

●	Maintain our leadership position in rugged enterprise and public sector markets.

Our strategy includes the following:

●

Reorganize Company to achieve growth and profitability. Since July 2022, our management team has endeavored to reorganize the Company into a leaner, lower cost organization to reach profitability. The Company has streamlined operational processes, enhanced cored competencies such as carrier certification and design engineering, and partnered with ODM partners to leverage their supply chain efficiency and design resources. We have also relocated our headquarters from Austin, Texas to San Diego California. We believe that the restructuring will allow the Company to reach profitability.

●	Invest in sales channel partnerships and brand marketing to drive sales. Our channel partners are leading global wireless carriers, distributors of data devices, communications system integrators and electronics resellers. These channel partners have large sales forces who sell our solutions to end customers in our target markets. They enable us to cost-effectively scale our business without employing a large direct sales force of our own. Our expansion into the consumer durable and connected solutions markets opens up opportunities with additional carrier partners globally. While our rugged product line was primarily targeted towards a post-paid plan user, consumer durable devices will expand our reach into pre-paid markets with large subscriber bases that are intended for a more cost-conscious user. We believe that our investment in marketing the Sonim brand and our solutions to end customers in target markets helps to raise brand awareness, deepen existing channel partnerships, and acquire and retain new channel and end customers for our solutions.

●	Expand Sonim into the consumer durable market. The current consumer market has many choices in the premium category with high end features. The mid-low tier markets often sacrifice many of these features for a lower price point. We believe we can bridge the gap between the premium category and the mid-low tier segments through our ability to bring key rugged features in a consumer-friendly design at a lower cost. This will eliminate the need for costly service plans as well as rugged accessories. We will focus on multiple price points that focus on best-in-class specifications as compared to current competitors. Key consumer specifications will be screen sized, camera and memory. Added rugged features include reinforced housings to minimize screen breaks, IP68 ratings or higher, and extended battery life.

●	Sonim value proposition for data devices. The data device market differs greatly from the mobile phone market in that devices are ranged by operators and customers have little choice in the device that they can buy from the operators. Sonim’s strategy with the operators is to offer feature-rich devices that are priced at a level that allows those operators to sell the devices to a wider market than previous 5G devices that had higher prices. The data devices offer customers the ability to get fast data speeds paired with ultra-low latency. The speeds associated with 5G are comparable and frequently faster than what customers are used to with their existing wireline solutions.

●	Provide development and manufacturing services for data devices including a tablet product. The Company has successfully development and shipped a tablet product since the third quarter of 2022. The strategy has enhanced and grown our internal competence for data products, increased revenue in addition to our ruggedized phone products, and has diversified our product lines to reduce business risks.

●	Position Sonim as the leading solution for the public sector. We believe that we are at the forefront of a public safety market that has a current need for dedicated cellular networks, such as AT&T’s FirstNet, prioritized networks, such as those provided by Verizon, and the devices that enable their use. We intend to leverage the deployment of our solutions over dedicated and prioritized LTE cellular in the public safety market to further position us as a trusted global solution. As public safety agencies continue to shift to these dedicated cellular networks, we intend to deliver mobility solutions to increase security, safety and efficiency.

●	Position Sonim as a leading solution for industrial workers and logistics. Workers need reliable communications and data collection tools. We believe that our devices will provide not only the functionality that workers need, but also the ruggedness to ensure uptime and reduce loss of productivity due to device breakage. As businesses see the increasing productivity that mobile devices provide for their workers, we believe that they will further value rugged devices as a means of ensuring the ongoing benefit of computerization.

Our Target Markets

We believe that our solutions can improve communication reliability, operational efficiency and safety for end customers and task workers in commercial sectors, public sectors, and for individual retail customers. Our ruggedized mobility solutions target three end markets: industrial enterprise, public sector, and consumers that demand a more durable product.

Industrial Enterprise

Transportation and Logistics. Enterprises and fleet workers across supply chain, delivery services and field management rely on mobile devices to operate safely and efficiently in environments that are often susceptible to inclement weather. For enterprises looking to improve supply chain functionality, our mobile resource management applications such as location tracking, mileage tracking, and job dispatch can help businesses monitor operations more efficiently. We believe that a weather-resistant and long-battery ruggedized device, combined with productivity applications and services with the native camera on our XP10 smartphone—provides reliable communication options for transportation and logistics workers. In addition, our solutions reduce the number of devices and tools that these task workers would need to carry in the field by consolidating the functionality of multiple single-purpose devices into one purpose-built mobile device.

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

Energy and Utilities. The safety standards for mobile phones used in the energy and utility industry are more stringent due to the reactive characteristics of the natural resources being procured and serviced, as well as the potentially high-voltage or explosive environments. We believe we are uniquely positioned to serve these workers because a number of our devices are designed for use in potentially explosive or hazardous environments (rated Non-Incendive or Intrinsically Safe by either the CSA Group, ATEX or IECEx notified bodies), and their resistance to various chemicals and extreme temperatures. Reliable communication devices are often mission- critical for workers to stay safe while performing energy- and utility-related operations.

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

Consumer Durables

Everyday consumers and small business users. As consumers grow more reliant upon mobile devices to support all of our daily activities, mobile devices are now more than ever being placed into situations and environments that are more prone to physical damage including screen breakage and water damage. Sonim believes that this market is currently underserved with only higher cost devices offering the features that are needed. Sonim’s value proposition will be to offer an overall lower total cost of ownership as a consumer will not need to lose valuable downtime and money repairing or replacing their device as often as other devices in the market.

Data Devices

Mobile hotspots are used by businesses, government employees and consumers. Having the ability to access the internet in a secure way wherever the customers go is essential to many users. Whether it is a salesperson visiting their customers, a police officer using their computer in their patrol car, a student working on a paper or a family going on vacation, the need for reliable internet has become a necessity in today’s world. With the fast speed and low latency associated with 5G, there will be new devices and applications that will rely on this technology. Mobile hotspots provide the perfect vehicle for taking advantage of these features.

Fixed wireless access provides an economical way for operators to quickly deploy internet to new customers as compared to digging up roads and laying cable or fiber. This service is used by businesses and consumers alike. Historically internet connectivity was effectively a monopoly business with major fixed wireline operators dividing up the country. Consumers had little choice when it came to options for internet service. With 5G, wireless operators are using fixed wireless access as a way to add new revenue streams to their businesses. Additionally, fixed wireline operators are using fixed wireless access as a way to quickly deploy to new areas.

Tablets are an example of a data device that we developed for a customer. The tablets are imported to the U.S., branded, and sold to a U.S. retailer. The tablets have a lower selling price and a lower margin than our other devices, but we have increased revenue by scaling the volume to meet our customers’ needs. The tablets have no inventory risk to the Company and are accretive to our net income. We will continue to look for opportunities to develop new products to meet customer’s needs. We will utilize our design, engineering, and production experience to increase the Company’s profitability.

Products and Technology

Features of Our Ruggedized Mobile Phones

Our mobile phones can withstand a variety of harsh environments and are supported by our industry-leading three-year comprehensive manufacturer’s warranty for our ultra-rugged devices. We developed our devices to meet industry standards for protection from the ingress of water and/or micro-particles (IEC standard 60529). Our devices are rated a minimum of IP-68, allowing them to be submersed in up to six and a half feet of water for up to 30 minutes, and our XP10 smartphone has been further tested and certified to withstand sprays of high-pressure streams (up to 1,450 PSI) of hot (80°C) water (IPx9K). We have additionally designed and manufactured our devices to withstand repeated drops to concrete across all angles and faces, attaining MIL-STD-810G ratings and, in 2011, earning the Sonim XP3300 the title of World’s Toughest Phone by the Guinness Book of World Records after surviving a fall from 82 feet 11.7 inches to concrete. Engineered with a protective glass lens that is up to three times thicker than that of other cellular devices in the market and a unique blend of plastic and rubber used in the housings, our ultra-rugged mobile phones are designed to be resistant to punctures caused by impacts from external objects up to 2J on the display lens and 4J on the housing. Furthermore, we understand that the jobs of our end users often take them into extreme environments. As a result, we have designed our devices to operate from -4°F to +131°F, be usable while wearing work gloves (glove-friendly touch display, large physical buttons), be audible in noisy environments with loud 100+ dB loudspeakers and multiple microphone noise-cancellation technology, and, for our XP5plus and XP10 phones to last throughout an average day based on ordinary use without needing to be recharged with large, extended-life batteries. We have also designed, manufactured and certified our devices to be safe for use in potentially hazardous or explosive environments.

In addition, our devices provide a wide range of connectivity options for our end customers (including LTE, 3G, 4G, 5G, GSM, WiFi, NFC, location tracking and Bluetooth for certain of our devices), and our phones support a wide range of global frequencies allowing them to be used almost anywhere in the world where there is cellular coverage. Our phones are certified to work on multiple mobile network operators and come equipped with LTE Band 14 to support FirstNet (built with AT&T). We continue to explore how and when to best support the latest technologies, including 5G, and we plan to incorporate them into our product roadmap when our end market segments require such functionality, and the technology has reached a reasonable level of maturity.

Our Devices

Mobile Phone Products

●	Sonim XP10. The Sonim XP10 is an Android-based 5G smartphone that is certified as Android Enterprise Recommended by Google. The Sonim XP10 comes equipped with a 5.5 inch durable, glove-friendly display, an ultra-rugged exterior, physical programmable buttons (including a large PTT button), and unique Secure Audio accessory ports that ensures you’re your industrial accessories stay connected at all times. The XP10 is built to meet ultra-rugged standards, including MIL-STD-810H and Non-Incendive Class I, II and III Div 2 ratings. It has been tested and can survive drops from six feet directly onto concrete, be submerged in six feet of water for 60 minutes, operate in all weather conditions from -4° F to 131° F. The XP10 comes with an improved photography experience with a dual rear 50MP standard and 8MP wide angle cameras as well as an 8MP front camera. The device also includes preloaded SonimWare Enterprise Mobility Software to help customers deploy mobile devices faster as well as manage and support users in the field to increase productivity and improve safety. As of December 31, 2022, XP10 is available at AT&T, Bell Mobility and Telus with additional customers planned to launch in Q1 2023. We are expecting many of our loyal XP8 customers to upgrade to XP10 as they transition to 5G devices.

●	Sonim XP5plus. The Sonim XP5plus is a purpose-built 4G feature phone designed for task workers who have a “no frills” attitude about their communications tool. It comes equipped with a 2.8 inch non-touch display, dual front-facing loudspeakers, a large PTT button, and the Secure Audio connector ports, enabling full access to our complete ecosystem of industrial accessories. The new XP5plus was designed for critical communications and includes many features that enhance the Push-to-Talk (PTT) experience. At the top of its long list of new features is a version with two easy-to-use control knobs – for channel select and volume control. PTT can now be accessed without users ever taking their eyes off the mission in front of them. As of December 31, 2022, the XP5plus is available at AT&T, Bell Mobility and Telus. We also have an unlocked version available to our European and North American customers.

●	Sonim XP3plus. The Sonim XP3plus is a 4G feature phone in a clamshell form factor that offers our customers a cost-effective voice and/or PTT solution without distracting end users from doing their jobs with things like an application store or email. Built with an over-sized PTT button, a physical numeric keypad and a loud front-facing speaker, the Sonim XP3plus delivers a reliable voice-centric experience to those who operate in industrial environments. As of December 31st, XP3plus is available at Verizon, T-Mobile, Bell Mobility and Telus with additional customers expected to launch in 2023. There is also an unlocked version for our North American and European customers. Sonim recently announced the integration of NextNav Pinnacle vertical location, or z-axis capabilities, into XP3plus, making it the first Sonim feature phone available with these capabilities. By leveraging NextNav’s Pinnacle 911 to deliver reliable and consistent z-axis capabilities nationwide, floor-level altitude measurements will greatly enhance the ability of public safety answering points (PSAPs) to accurately identify the indoor location of wireless E911 callers. Dispatchers will be able to more precisely locate where a caller is by adding the vertical dimension alongside their horizontal location of latitude and longitude, and in turn more quickly get callers the help they need. NextNav’s technology has demonstrated floor-level accuracy 94 percent of the time in independent testing conducted in 2018 by the CTIA.

Tablets

In the third quarter of 2022 we expanded our product line to tablets as an interim strategy to diversify our business and to grow revenue. We can further enhance and grow our internal competencies as we start to broaden our portfolio. We expect to offer additional data devices in the future.

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

SonimWare Software

In addition to the ecosystem of Android developers and their applications, which are supported on our devices, we provide a suite of applications and tools that help customers manage, deploy and support their Sonim devices. The capabilities of these software applications differentiate us from many rugged vendors that only focus on hardware. Current capabilities include:

●	Sonim Setup Wizard allows provisioning teams to rapidly customize and deploy large number of devices with less manual work and fewer errors.

●	Sonim SafeGuard lets user administrators block usage of selected apps and features, ensuring only those critical to job related functions and cost requirements are used. We are looking to expand the functionality of SafeGuard to extend to the consumer market for key features such as parental controls.

●	Sonim Kiosk Mode lets user administrators configure devices with the minimum required functionality, a critical customer need in hazardous environments or anywhere that user safety is paramount.

●	Scout App Updater lets administrators control when and where updates are sent to users’ phones.

●	Sonim SOS provides emergency alert capabilities for users of Sonim devices to help ensure worker and job-site safety. Additionally, given recent events that highlight school safety concerns, we are working on implementing this solution in our consumer handset line as well as our data solutions products.

Sales and Marketing

As of December 31, 2022, our sales and marketing team consisted of 11 professionals located in the United States, Canada and Europe. We sell our products directly to wireless carriers, through distributors and resellers and directly to end customers. Our marketing efforts consist of product marketing, channel partner/carrier marketing and corporate marketing. Product marketing focuses on ensuring that carrier requirements related to product specifications are in-line with our brand requirements. Channel partner marketing focuses on go-to-market strategy as well as developing supplemental sales tools, carrier and non-carrier marketing campaigns, industry trade show materials and brand awareness. Corporate marketing consists of public relations, social and digital marketing and lead generation operations.

Manufacturing

We have outsourced the manufacturing and the final assembly to third-party ODM partners for our new phones and tablets in 2022. The Company managed the material purchases, production, and quality control that was performed by a manufacturing partner for legacy phones through August of 2022.

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

We believe the principal competitive factors affecting the market for our products are the products’ performance, features (including security features), quality, design innovation, reliability, price, customer service, reputation in the industry, brand loyalty and a strong third-party software and accessories ecosystem. We believe that our strongest competitive advantages are our products’ durability and reputation in the industry, as well as the push to talk capabilities not available in all competitive devices. Additionally, we believe our XP10 rugged smartphone is one of the most rugged smartphones made anywhere in the world and it is consequently able to be fully sterilized and cleaned. In order to compete, we will be required to continue to respond promptly and effectively to the challenges of technological changes and our competitors’ innovations.

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

Intellectual Property

Our competitiveness and future success are dependent on our ability to protect our own proprietary technology and to access other important intellectual property. We protect our freedom to operate in the markets and mitigate intellectual property costs by proactively securing licenses with key patent holders, filing our own patents, trademarks, and copyrights and participating in defensive patent pools. As of December 31, 2022, we held 17 utility and design patents in the United States and 11 outside the United States and have filed 1 utility and design patent applications in the United States. We also have contractual rights to standard essential patents for 2G, 3G, 4G, and 5G wireless technologies, some of which require significant royalty payments. In addition, as of December 31, 2022, we held 16 trademarks in the United States and 17 trademarks outside the United States and have filed 9 trademark applications in the United States and 11 outside the United States. We opportunistically negotiate licenses with other patent holders where appropriate for our technology.

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

Research and Development

We allocate significant resources and funds to developing robust and innovative solutions for the end users of our products and ensuring that these solutions meet their exacting requirements for functionality and reliability. Our research and development initiatives are led by our internal teams and are supported by third-party original design manufacturers as needed. Our product management team and our sales and marketing team spend time interacting with a combination of end users and IT administrators in our target markets, wireless carriers and application and accessory ecosystem partners to better understand the market requirements for our solutions. Once defined, our engineering organization develops and tests the solution against these requirements and works to achieve technical certification and approval from the wireless carriers which allows the solutions to be sold to our end users.

Employees

We have 54 full time employees and 23 contractors as of December 31, 2022.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information

Our Annual Report on Form 10-K, quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the Securities Exchange Commission, or the SEC. The SEC’s website is www.sec.gov. Our website provides a link to our SEC filings, which are available free of charge on the same day such filings are made. The specific location on the website where these reports can be found is ir.sonimtech.com The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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

Our consolidated financial statements as of and for the year ended December 31, 2022, were prepared on the assumption that we would continue as a going concern. Our consolidated financial statements as of and for the year ended December 31, 2022, did not include any adjustments that might result from the outcome of this uncertainty. As a result of our ongoing net losses, there is substantial doubt about our ability to continue as a going concern over the next twelve months. The reaction of investors to our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

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

Our liquidity has been adversely impacted by our ongoing net losses, and there is no assurance that we will have sufficient liquidity to continue operations.

We have incurred significant net losses since 2013 and have an accumulated deficit of $249.9 million as of December 31, 2022. We cannot provide any assurance that we will be able to secure sufficient liquidity to fund our operations, including through additional capital from the sale of equity securities or financings, or that we will be able achieve profitability through cost efficiencies implemented in 2022 and 2021. If we are unable to generate or obtain the requisite amount of financing needed to fund our business operations, our liquidity and ability to continue operations could be materially adversely affected. As a result, we may be required to delay, reduce or cease our operations and we may be required to seek bankruptcy protection.

We may not be able to continue to develop solutions to address user needs effectively, including our new consumer durable products, which would materially adversely affect our liquidity and our ability to continue operations.

Our industry is characterized by:

●	evolving industry standards;
●	frequent new product and service introductions;
●	evolving distribution channels;
●	increasing demand for customized product and software solutions;
●	rapid competitive developments; and
●	changing customer demands.

Technological advancements could render our products obsolete, which typically erodes prices and causes products to become unmarketable. Our success will depend on our ability to respond to changing technologies and customer requirements, and our ability to develop and introduce new and enhanced products in a cost-effective and timely manner. For example, our XP3plus and XP5plus products are compatible with fourth generation, or 4G, technology, but emerging fifth generation wireless, or 5G, technology will require network infrastructure upgrades, which could require us to update and migrate all of our systems from 4G to 5G.

As a result, we are currently prioritizing spending on research and development of our consumer durable mobile phones and other data devices. However, the research and development necessary to launch our new products will require us to incur additional costs and our liquidity continues to be adversely impacted by our ongoing net losses. There can be no assurance that we will have sufficient resources to complete the development of our new products and bring them to market. Even if we are able to introduce our new ruggedized mobile phones to the market, there can be no assurance that these new product introductions will lead to any sales or increase in revenue. If we fail to develop new products on a timely and cost-effective basis, or if our new products fail to achieve market acceptance, our business, operations, financial condition and liquidity would be further materially adversely affected and we may be required to delay, reduce or cease our operations and we may be required to seek bankruptcy protection.

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

Our future success depends in large part on the continued contributions of a concentrated and limited group of senior management and other key personnel. As previously disclosed, beginning in 2021, we outsourced substantially all of our software development and manufacturing work to third parties and, as part of these outsourcings, we transferred or eliminated a significant number of employees. As of December 31, 2022, our worldwide employee headcount was 54 employees.

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

We have incurred significant net losses since 2013 and have an accumulated deficit of $249.9 million as of December 31, 2022. We are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which would negatively impact our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

●	research and development related to our solutions, including investments in our engineering and technical teams;

●	expansion of our sales and marketing efforts;

●	general and administrative expenses, including legal and accounting expenses related to being, a public company; and

●	continued expansion of our business.

These investments may not result in increased revenues or growth in our business. Additionally, we have recently and may continue to encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to achieve or maintain profitability over the long term or continue as a going concern. Our consolidated financial statements account for the continuation of our business as a going concern. We are subject to the risks and uncertainties associated with the development and release of new products. Our principal sources of liquidity as of December 31, 2022 consist of existing cash and cash equivalents totaling $13.2 million, which includes approximately $14.4 million in net proceeds from a new investor in July and August 2022. The cost structure of the company has been significantly reduced and many aspects of product development and operational support have been outsourced to add additional spending flexibility if needed. Existing capital at December 31, 2022 is expected to allow the company to continue operations for at least the next twelve months. If necessary, we will seek to raise additional capital from new debt. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of the Nasdaq Stock Market or Nasdaq. If we cannot grow our revenue run-rate or raise needed funds, we might be forced to make additional reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.

We rely on our channel partners to generate a substantial majority of our revenues. If these channel partners fail to perform or if we cannot enter into agreements with channel partners on favorable terms, our operating results could be significantly harmed.

A substantial portion of our revenue is generated through sales by our channel partners, which are primarily wireless carriers who sell our phones through their sales channels. To the extent our channel partners are unsuccessful in selling or do not promote our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our business and operating results could be significantly harmed.

We enter into master sales arrangements with the majority of our channel partners (including channel partners contributing approximately 53% and 89% of our total revenues for the years ended December 31, 2022 and 2021) under which our partners purchase our products for distribution on a purchase order basis. While these arrangements are typically long term, they generally do not contain any firm purchase volume commitments. As a result, our channel partners are not contractually obligated to purchase from us any minimum quantity of products. We are generally required to satisfy any and all purchase orders delivered to us within specified delivery windows, with limited exceptions (such as orders significantly in excess of forecasts). If we are unable to efficiently manage our supply and satisfy purchase orders on a timely basis to our channel partners, we may be in breach of our sales arrangements and lose potential sales. Our sales arrangements also generally include technical performance standards for our mobile phones and accessories sold, which vary by channel partner. If a technical issue with any of our covered products exceeds certain preset failure thresholds for the relevant performance standard or standards, the channel partner typically has the right to cease selling the product, cancel open purchase orders and levy certain monetary penalties. If our products suffer technical issues or failures following sales to our channel partners, we may be subject to significant monetary impact and our channel partners may cease making purchase orders, which would significantly harm our business and results of operations. In addition, our channel partners retain sole discretion in which of their stocked products to offer their customers. While we may offer limited customer incentives, we generally have limited to no control over which products our channel partners decide to offer or promote, which directly impacts the number of products that our partners will purchase from us.

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

In the years ended December 31, 2022 and 2021, approximately 83% and 76% of our revenues respectively, were derived from our top four customers. We expect our revenues to continue to be heavily concentrated among our top customers, and the loss of, or significant reduction in orders from, any of these customers could significantly reduce our revenues and adversely impact our operating results.

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

In connection with the transformation of our business, we have made, and will continue to make, judgments as to whether we should outsource the development and manufacturing of our products. If any of these providers experience (i) difficulties in obtaining sufficient supplies of components, (ii) component prices significantly exceeding anticipated costs, (iii) an interruption in their operations, or (iv) otherwise suffers capacity constraints, we could experience a delay in production and shipping of these products, which would have a negative impact on our revenue. Should there be any disruption in services due to natural disaster, economic or political difficulties, transportation restrictions, acts of terror, quarantines or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption could have a material adverse effect on our business. Operating in the international outsourcing environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. If these providers are unable to achieve greater operational efficiencies, delivery schedules for new product development and current product delivery could be negatively impacted. Currently, we have no second source of manufacturing for a portion of our products. In addition, switching from one provider to another is an expensive, difficult and a time-consuming process, with serious risks to our ability to successfully transfer our development and/or manufacturing operations. If overall demand for our devices increases in the future, we will need to expand our manufacturing capacity in a cost-efficient manner. Our operations, and consequently our revenues and profitability, could be materially adversely affected if we are forced to switch from any of our providers to another provider due to any of a number of factors, including financial difficulties faced by the manufacturer, disagreements in pricing negotiations between us and the manufacturer or organizational changes in the manufacturer.

Further, we have made, and will continue to make, judgments as to whether we should further reduce, relocate or otherwise change our workforce We have outsourced substantially all of our manufacturing functions, software development and quality control functions to third parties, transferring the employees who previously performed this work. These reductions may have resulted in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These restructuring and additional measures we might take to reduce costs could divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, or cause us to delay, limit, reduce or eliminate certain product development plans, each of which could have an adverse impact on our business, operating results and financial condition. Furthermore, our workforce efforts may impair our ability to achieve our current or future business objectives.

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

Our quarterly results and, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied significantly from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Due to our smaller scale compared to many of our customers, we are particularly vulnerable to the impacts of changes in these customers’ order forecasts. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels, cost of goods sold and operating expenses would be high relative to revenue, resulting in potential operating losses. If our revenue or operating results do not meet the expectations of investors, the price of our common stock may decline substantially.

Factors that may contribute to fluctuations in our quarterly results, many of which are outside our control and may be difficult to predict, include:

●	fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures or to secure long-term customer relationships, as well as the timing of purchases by our key customers;
●	fluctuations in our customer, product or geographic mix, including the impact of new customer deployments, which typically carry lower gross margins, customer consolidation, which may affect our ability to grow revenue, and products powered by our next-generation technologies, which initially tend to be lower margin due to higher per unit production costs and greater variability in production yields;
●	the timing, market acceptance and rate of adoption of our new product releases and our competitors’ new product releases;
●	our ability to manage manufacturing costs, maintain or improve quality, and increase volumes and yields on products;
●	our ability to successfully restructure or transform our operations within our anticipated time frame and realize our anticipated savings;
●	the price, quality and timing of delivery of key components from suppliers, including any shipping cost increases or delays in the supply of components, as well as impacts due to consolidations amongst our suppliers;
●	order cancellations, reductions or delays in delivery schedules by our customers;
●	any delay in collecting or failure to collect accounts receivable;
●	our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;
●	any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation, as well as aggressive pricing tactics by our competitors;
●	our ability to manage inventory while timely meeting customer demand and avoiding charges for excess or obsolete inventory;
●	the availability of third-party service partners to provide contract development and manufacturing services for us;
●	the timing of revenue recognition and revenue deferrals;
●	any future changes in U.S. GAAP or new interpretations of existing accounting rules;
●	the impact of a significant natural disaster, as well as interruptions or shortages in the supply of utilities such as water and electricity;
●	general economic and political conditions in domestic and international markets, and other factors beyond our control and
●	additional developments regarding our intellectual property portfolio and regulatory exclusivity protections, if any

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

We have outsourced our software development, third-party contract manufacturing, and product assembly operations to third-parties located in India and China.

Our contract manufacturers now produce all of our products in facilities located in Asia. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we intend to closely manage the transition process when manufacturing changes, we could experience disruption to our operations during any such transition. Other significant risks include limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields, production costs, tariffs and uncertainty over political unrest. Any such disruption could negatively affect our reputation and our operating results.

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

If our business does not grow as we expect, if we fail to manage our growth effectively or if our cost cutting measures are not sufficient our operating results and business would suffer.

Our ability to successfully grow our business depends on a number of factors including our ability to:

●	accelerate the adoption of our solutions by new end customers;

●	expand into new vertical markets;

●	develop and deliver new products and services;

●	increase awareness of the benefits that our solutions offer;

●	become more cost effective and scalable by utilizing contract manufacturing.

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

We depend on a small number of wireless carriers to distribute our products. While we intend to accelerate direct marketing and end-customer brand awareness initiatives in the future, our sales and marketing efforts have historically been predominantly focused on channel partners. As such, our operating expenses related to end-customer marketing efforts have historically been very small, representing less than 1.0% of our total sales and marketing expenses during the years ended December 31, 2022 and 2021. To increase end-customer brand awareness requires investments in our sales and marketing efforts. As a result, we expect our sales and marketing expenses to increase in the future, primarily from increased sales personnel expenses, which will require us to cost-efficiently ramp up our sales and marketing capabilities and effectively target end customers. However, there can be no assurance that we will successfully increase our brand awareness or do so in a cost-efficient manner while maintaining market share within our existing sales channels. Our failure to establish stand-alone brand awareness with end customers of our products would leave us vulnerable to competitors and have an adverse impact on our prospects. If we are unable to significantly increase the awareness of our brand and solutions with end customers in a cost-efficient manner, we will remain significantly dependent on our channel partners for sales of our products and would adversely impact our ability to grow our business.

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

We rely extensively on our information systems to manage our business operations. We have experienced and expect to continue to experience attempts to compromise our information technology systems and those of our third-party service providers. All IT systems are potentially vulnerable to damage, unauthorized access or interruption from a variety of sources, including but not limited to, cyberattacks, cyber intrusions, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, sabotage, war, insider trading and telecommunication failures. A cyberattack or other significant disruption involving our IT systems or those of our outsource partners, suppliers or manufacturers could result in the unauthorized release of proprietary, confidential or sensitive information of ours or result in virus and malware installation on our devices. Such unauthorized access to, or release of, this information or other security breaches could: (i) allow others to unfairly compete with us, (ii) compromise safety or security, (iii) subject us to claims for breach of contract, tort, and other civil claims, and (iv) damage our reputation. We could face regulatory penalties, enforcement actions, remediation obligations, or private litigation by parties whose data is improperly disclosed or misused. Any or all of the foregoing could have a negative impact on our business, financial condition, and results of operations.

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

As of December 31, 2022 and 2021, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $88.4 million and $7.4 million, respectively, due to prior period losses, a portion of which expire in various years beginning in 2037 and 2035, respectively, if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Due to the investment by AJP Holding Company, LLC during 2022 and the resulting ownership change, the future use of the NOLs to reduce future taxable income of the Company is severely limited.

We may incur substantial costs and receive adverse outcomes in litigation, regulatory investigations, and other legal matters in connection with alleged violations of securities laws and regulations.

Our business, financial condition, and results of operations could be materially adversely affected by unfavorable results in pending or future litigations, regulatory investigations, and other legal matters related to violations or perceived violations of applicable securities laws and regulations by the Company or its affiliates.

We have been subject to the SEC investigation and stockholders’ class actions in the past and may become subject to securities-related investigations or legal proceedings in the future. The ultimate resolution of such investigations and lawsuits cannot be predicted, and the claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation. We were subject to an SEC investigation that had started in March 2020. Although there were no penalties imposed against the Company as a result of that SEC investigation, we cannot predict the outcome of any particular proceeding, or whether any new SEC investigation will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, or civil or criminal proceedings against us or members of our senior management.

Litigation matters and regulatory investigations, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention, and may materially adversely affect our reputation and demand for our products. We cannot predict with certainty the eventual outcome of pending or future legal matters. An adverse outcome of litigation or legal matters could result in us being responsible for significant damages. Any of these negative effects resulting from litigation, regulatory investigations, and other legal matters could materially adversely affect our business, financial condition, and results of operations.

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

Acquisitions and other strategic transactions involve numerous risks, including:

●	problems integrating and divesting the operations, technologies, personnel, services or products over geographically disparate locations;

●	unanticipated costs, taxes, litigation and other contingent liabilities;

●	continued liability for discontinued businesses and pre-closing activities of divested businesses or certain post-closing liabilities which we may agree to assume as part of the transaction in which a particular business is divested;

●	adverse impacts on existing business relationships with suppliers and customers;

●	cannibalization of revenues as customers may seek multi-product discounts;

●	risks associated with entering into markets in which we have no, or limited, prior experience;

●	incurrence of significant restructuring charges if acquired products or technologies are unsuccessful;

●	significant diversion of management’s attention from our core business and diversion of key employees’ time and resources;

●	licensing, indemnity or other conflicts between existing businesses and acquired businesses;

●	inability to retain key customers, distributors, suppliers, vendors and other business relations of the acquired business; and

●	potential loss of our key employees or the key employees of an acquired organization or as a result of discontinued businesses.

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

The listing standards of the Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements (the “Bid Price Rule”). On February 16, 2022 , we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until August 15, 2022, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. On August 16, 2022 we received an additional 180-day period from Nasdaq to regain compliance through February 13, 2023. On February 14, 2023 we received a deficiency letter from the Staff. On February 21, 2023 we filed an appeal with the Nasdaq Listing Qualifications Panel (“NLQP”) and requested a hearing. We plan on regaining incompliance by effecting a reverse stock split if our stock price does not increase by a period that may be granted by the NLQP. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other Nasdaq listing requirements. If we do not regain compliance with the Nasdaq continuing listing requirements, our common stock will be delisted from the Nasdaq Capital Market and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

Some provisions of Delaware law and our certificate of incorporation and bylaws may delay or prevent a change in control and may discourage bids for our common stock at a premium over its market price.

Our certificate of incorporation and bylaws provide for, among other things:

●	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

●	advance notice requirements for stockholder proposals; and

●	certain limitations on convening special stockholder meetings.

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

Increasing scrutiny and evolving expectations from investors, customers, lawmakers, regulators, and other stakeholders regarding environmental, social and governance, or ESG-related practices and disclosures may adversely affect our reputation, adversely impact our ability to attract and retain employees or customers, expose us to increased scrutiny from the investment community or enforcement authorities or otherwise adversely impact our business and results of operations.

There is increasing scrutiny and evolving expectations from investors, customers, lawmakers, regulators, and other stakeholders on ESG-related practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, forced labor, racial justice, and workplace conduct. Regulators have imposed, and likely will continue to impose, ESG-related rules and guidance, which may conflict with one another and impose additional costs on us or expose us to new or additional risks. Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG-related matters, and unfavorable ratings of us or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. As a smaller company, we may not have resources to meet the evolving ESG-related expectations of an investment community.

Our operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can materially adversely affect our business, results of operations, and financial condition.

We are highly susceptible to the global supply chain and any disruptions. The majority of our suppliers and manufacturing facilities are located outside the U.S. As a result, the Company’s operations and performance depend significantly on global and regional economic conditions.

Adverse macroeconomic conditions, including inflation or recession, new or increased tariffs and other barriers to trade, changes to the U.S. fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, and currency fluctuations can adversely impact consumer confidence and spending and materially adversely affect demand for our products and services. In addition, consumer confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs, and other economic factors. Besides an adverse impact on demand for our products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our counteragents including suppliers, contract manufacturers, logistics providers, cellular network carriers, and other channel partners.

These and other economic factors can materially adversely affect the Company’s business, results of operations, financial condition, and stock price.

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

We cannot predict the timing, magnitude, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry, or the impact of political changes. If the economic conditions of the general economy or industries in which we operate worsen from present levels, or if recent political changes result in less funding being available to purchase our solutions, our business, operating results, and financial condition could be adversely impacted.

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

The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

●	market conditions in the broader stock market in general, or in our industry in particular;

●	actual or anticipated fluctuations in our quarterly financial and operating results;

●	introduction of new products and services by us or our competitors;

●	sales, or anticipated sales, of large blocks of our stock;

●	issuance of new or changed securities analysts’ reports or recommendations;

●	failure of industry or securities analysts to maintain coverage of our company, changes in financial estimates by any industry or securities analysts that follow our company, or our failure to meet such estimates;

●	additions or departures of key personnel;

●	regulatory or political developments;

●	changes in accounting principles or methodologies;

●	acquisitions by us or by our competitors;

●	litigation and governmental investigations; and

●	economic, political and geopolitical conditions or events.

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

The market price of our common stock could decrease significantly as a result of sales of a large number of shares of our common stock in the public market, and the perception that these sales could occur may also depress the market price of our common stock. Certain stockholders are entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States, including the registration rights agreement dated July 13, 2022, by and between the Company and AJP Holding Company, LLC. In addition, we filed a registration statement to register shares issued under our equity compensation plans. As a result, subject to the satisfaction of applicable vesting periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we attest to having internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a significant adverse impact on our results of operations, financial condition or business.

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

From time to time, we are a party to litigation, arbitration, or administrative actions. Our business may bring us into conflict with third parties with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. Our financial results and reputation could be negatively impacted by unfavorable outcomes to any future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act, the U.K. Bribery Act, or other anti-corruption laws. Monitoring, initiating and defending against legal actions is time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation. Lawsuits are subject to inherent uncertainties, and defense and disposition costs depend upon many unknown factors. Lawsuits could result in judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of our stockholders’ investment in our common stock. There can be no assurances as to the favorable outcome of any litigation or administrative proceedings. In addition, it can be very costly to defend litigation or administrative proceedings and these costs could negatively impact our financial results.

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

Some of our solutions, including software updates and third-party accessories, may be subject to U.S. export control laws, including the Export Administration Regulations; however, the vast majority of our products are non-U.S.-origin items, developed and manufactured outside of the United States, and therefore not subject to these laws. For third-party accessories, we rely on manufacturers to supply the appropriate export control classification numbers that determine our obligations under these laws.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain our corporate headquarters in a leased facility in San Diego, California . In addition, we lease a facility in Shenzhen, China, and a facility in Beijing, China for employees that perform engineering and logistics services. We believe that our facilities are suitable to meet our current needs.

Item 3. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 12. Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Stock Market LLC under the symbol “SONM.”

Holders of Record

As of March 20, 2023, there were 83 holders of record of our common stock based on information furnished by American Stock Transfer and Trust Company, LLC, the transfer agent for our securities.

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

Recent Sales of Unregistered Securities

None

Purchase of Equity Securities

None

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition, Results of Operations.

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes thereto contained in Part IV of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A.,”Risk Factors,” included in Part I of this Annual Report on Form 10-K.

Company Overview

We are a leading U.S. provider of ultra-rugged mobile devices, including phones and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. We currently sell our ruggedized mobile phones and accessories to the three largest wireless carriers in the United States— AT&T, T-Mobile and Verizon—as well as the three largest wireless carriers in Canada—Bell, Rogers and Telus Mobility. We also sell our ruggedized phones and accessories through distribution channels in North America, South America and Europe. Our devices and accessories connect workers with voice, data and workflow applications in two end markets: industrial enterprise and public sector. In the third quarter of 2022, we began selling tablet data devices.

We generate revenues primarily from sales of our mobile phones, data devices, and industrial-grade accessories. We sell our mobile phones and accessories primarily to wireless carriers in both the United States and Canada, who then resell our products in conjunction with network services to end customers. We sell our tablets to a customer that rebrands them, and sells to customers in the U.S.

Because our U.S. sales channel is primarily comprised of large wireless carriers, the number of customers that we sell to is limited. For the year ended December 31, 2022, 53% of our revenues came from large wireless carriers and 41% came from our top three carrier customers. Our tablet customer accounts for 42% of our revenue. For the year ended December 31, 2022, our smartphones accounted for 27% of our revenues, our feature phones accounted for 31% of our revenues, and our tablets accounted for 42% of our revenues. Our tablet data devices are a new line of devices for the Company and tablet sales will continue through 2023. To help control and manage the quality, cost and reliability of our supply chain, we directly manage the procurement of certain final assembly materials used in our products, which include memory and LCDs, . To help contain costs and improve the efficiency of our operations, we have outsourced substantially all of our manufacturing functions, software development and quality control functions to third parties, transferring the employees who previously performed this work. We continue to develop differentiated products to attract and retain customers.

Recent Developments

Closure of the SEC Investigation with No Enforcement Action

On March 6, 2023, we received a letter from the SEC that states that the Commission has concluded the investigation of the Company and does not intend to recommend any enforcement action against the Company. As a result, the Company expects to reduce its legal expense in 2023.

Liquidity and Going Concern

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $13.2 million, as December 31, 2022. During the year ended December 31, 2022, our net loss was $14.1 million, and we have narrowed our net loss each quarter in 2022. Although we remain subject to the risks and uncertainties associated with the development and release of new products, among others, we believe our operations have been streamlined to enable us to conduct business more effectively and efficiently despite near term economic uncertainty. However, we need to develop new products in 2023 to replace revenue of any declining sales of our existing products that continue to approach their end-of-life cycle. As a result of the foregoing, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the audited consolidated financial statements included in this Annual Report on Form 10-K.

Next Generation of Phones and Data Devices

The Company is developing new consumer durable phones and new data devices.

Investment from AJP Holding Company

On April 13, 2022, the Company entered into a subscription agreement (the “Subscription Agreement”) with AJP Holding Company, LLC (“AJP”) whereby, subject to the terms thereof, AJP agreed to purchase from the Company an aggregate of 20,833,333 shares of the Company’s common stock (the “Purchased Shares”) for a purchase price of $0.84 per share, for an aggregate purchase price of $17.5 million. The transaction was completed in July and August 2022. The Company incurred approximately $3.1 million of transaction related expenses that were offset against the proceeds.

In conjunction with the AJP transaction, Peter Liu was appointed CEO in April 2022 and Robert Tirva, the President and CFO resigned in July 2022. Clay Crolius was appointed CFO in July 2022. Upon completion of the transaction, AJP held 52% of the voting shares of the Company.

The new management implemented a new strategy of expanding the Company’s portfolio of cell phones into the semi-rugged and consumer durable markets.

Nasdaq Delisting and Reverse Stock Split

On February 16, 2022, we received a deficiency letter from the Staff of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain the Minimum Bid Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until August 15, 2022, in which to regain compliance.

On August 16, 2022 we received notice of an additional 180-day period from Nasdaq to regain compliance through February 13, 2023. On February 14, 2023 we received a deficiency letter from the Staff. We have requested a hearing to ask for additional time to comply. On October 26, 2022, the shareholders approved up to a 1 to 15 stock split. We plan on executing the reverse split if our stock price does not remain above $1.00 as required prior to the expiration of any extension period that we obtain during our upcoming hearing.

Macroeconomic Events

During the fiscal year 2022, we operated under challenging market conditions, influenced by global events beyond our control such as the COVID-19 pandemic, tensions between the U.S. and China, Russia’s invasion of Ukraine, and other events discussed in “Part I. Item 1A. Risk Factors” in this Form 10-K. We have implemented and continue to implement measures to address those challenges. We also continue to actively manage our inventory and establish a relationship with third-party manufacturers in an effort to minimize supply chain disruptions. Nevertheless, the above-described events had and will continue to impact the global macroeconomic and geopolitical environments, capital and commodity markets, and global supply chains, which may have an adverse impact on our operations and hinder our ability to access capital, if needed. Our cost of revenue may increase if the component prices increase.

COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption in financial markets. As a result of COVID-19, our workforce shifted to operating in a primarily remote working environment, which has created productivity, connectivity, and oversight challenges. We have been experiencing and expect to continue to experience supply chain delays and higher shipping costs. The effects of the ongoing pandemic are unpredictable, and as a result, we may experience increased costs and/or disruption as long as the pandemic persists.

Key Metrics

We review a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies.

Units Sold

Our smartphones include the XP10, and XP8 models. The number of smartphone units sold during the year ended December 31, 2022 compared to the year ended December 31, 2021 increased by 26%, primarily because the XP10 was launched in November 2022. Our feature phones include the XP3plus, XP3, XP5, XP5s, and XP5plus models. The number of feature phone units sold during the year ended December 31, 2022 compared to the year ended December 31, 2021 decreased by 49%, primarily because 2021 had higher sales of the XP3 and the XP3plus after it was launched in September 2021. The launch of the XP5plus had lower sales as a carrier delayed shipments due to excess inventory of other products. The Company’s expansion into data devices generated 326,000 units of tablet sales in 2022.

Adjusted EBITDA

In addition to our financial results determined in accordance with U.S. GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our performance related metrics.

	Year Ended December 31,
	2022	2021
	(in thousands)
Smartphones	37	29
Feature phones	102	198
Tablets and other	330	2
Total Units Sold	469	229
Adjusted EBITDA	$(9,880)	$(34,746)

We define Adjusted EBITDA as net loss adjusted to exclude the impact of stock-based compensation expense, depreciation and amortization, interest expense, and income taxes. Adjusted EBITDA is a useful financial metric in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments, such as stock-based compensation.

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations for various reasons, including:

●	non-cash equity grants made to employees at a certain price do not necessarily reflect the performance of our business at such time, and as such, stock-based compensation expense is not a key measure of our operating performance; and

●	costs associated with certain events, such as restructuring costs, are not considered a key measure of our operating performance.

We use Adjusted EBITDA:

●	as a measure of operating performance;

●	for planning purposes, including the preparation of budgets and forecasts;

●	to allocate resources to enhance the financial performance of our business;

●	to evaluate the effectiveness of our business strategies;

●	in communications with our board of directors concerning our financial performance; and

●	as a consideration in determining compensation for certain key employees.

Adjusted EBITDA has limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

●	it does not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;

●	it does not reflect changes in, or cash requirements for, working capital needs;

●	it does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments; and

●	other companies in our industry may define and/or calculate this metric differently than we do, limiting its usefulness as a comparative measure.

Set forth below is a reconciliation from net loss to Adjusted EBITDA for the respective periods:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net loss	$(14,087)	$(38,627)
Depreciation and amortization	2,375	2,129
Stock-based compensation	1,551	1,085
Interest expense	97	—
Income taxes	184	167
Adjusted EBITDA	$(9,880)	$(34,746)

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

The Company recognizes revenue primarily from the sale of products, including our mobile phones, tablets, and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a commitment in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the commitments as individual performance obligations if they are both capable of being distinct and are distinct within the context of the contract.

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

Our tablet sales are with a customer that imports the tablets to the U.S., the tablets are branded, and sold to a U.S. retailer. Tablet sales are expected to continue through 2023.

Cost of Revenues and Gross Profit/Gross Margin

Cost of revenues for products manufactured by third parties is the negotiated price that the Company pays for the products. For products that were manufactured by the Company, the cost of revenues primarily consists of the following:

●	Direct costs consist of raw materials, supplies and sub-assemblies used in the production of our products. Direct materials represent the majority of our direct manufacturing expenses.

●	Direct labor costs expended in the final assembly and testing of our products. Labor is charged to each product based on the actual time required to build that specific product.

●	Indirect manufacturing expense associated with producing our products, such as rent on production facilities, depreciation on production equipment and tooling, engineering and support salaries and other indirect manufacturing costs.

For both products manufactured by third parties and for products manufactured by the Company, cost of revenues includes other direct costs related to the shipment of the final product to the customer, including such items as shipping costs, royalties on third-party technology included in the product, warranty cost accruals and packaging and handling costs.

Amortization of NRE expenses and contract fulfillment costs are part of cost of revenues. Gross profit is defined as revenues less cost of revenues. Gross margin is gross profit expressed as a percentage of revenues. We expect that our gross margin may fluctuate from period to period, primarily as a result of changes in average selling price, changes in the price that we pay for inventory, revenue mix among our devices, and manufacturing costs. In addition, we may reserve against the value at which we carry our inventory based upon the device’s lifecycle and conditions in the markets in which we sell.

Operating Expenses

Our operating expenses consist of the following categories:

Research and development. Research and development expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based-compensation and employee benefits, as well as outsourced costs incurred through our ODM partnerships. Research and development expenses also include the costs of developing new products and supporting existing products. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications. We consider costs associated with achieving technical acceptance with each product at each carrier to be a contract fulfillment cost. We expect our research and development expenses to fluctuate over time as we experience the various product cycles of our devices.

Sales and marketing. Sales expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation, commissions to sales representatives, travel costs and employee benefits, as well as field support and customer training costs. Marketing expenses include all social media and collateral print media, and brand development expenses.

General and administrative. General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation, travel costs and employee benefits, as well as professional and consulting fees, legal fees, insurance, and occupancy costs.

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

Results of Operations

Years Ended December 31, 2022 and 2021:

The following tables present key components of our results of operations for the respective periods (In thousands):

	Year Ended December 31,		2022 vs 2021
	2022	2021	Increase (Decrease)%
	(in thousands)
Net revenues	$69,828	$54,570	$15,258	28.0%
Cost of revenues	58,205	48,156	10,049	20.9%
Gross profit	11,623	6,414	5,209	81.2%
Operating expenses:
Research and development	7,973	17,696	(9,723)	-54.9%
Sales and marketing	7,274	9,566	(2,292)	-24.0%
General and administrative	9,612	10,284	(672)	-6.5%
Legal expenses	1,054	6,869	(5,815)	-84.7%
Total operating expenses	25,913	44,415	(18,502)	-41.7%
Loss from operations	(14,290)	(38,001)	23,711	-62.4%
Interest expense	(97)	—	(97)	-100.0%
Other expense, net	484	(459)	943	-205.4%
Loss before income taxes	(13,903)	(38,460)	24,557	-63.9%
Income tax (expense) benefit	(184)	(167)	(17)	-10.2%
Net loss	$(14,087)	$(38,627)	$24,540	-63.5%

Net revenues. Net revenues for the year ended December 31, 2022, increased by $15.3 million, or 28.0% to $69.8 million compared to $54.6 million for the year ended December 31, 2021. The increase in net revenues was due to $25.5 million in tablet sales. The Company has expanded their portfolio with data devices such as the tablet and is developing additional data devices. The tablet sales are expected to continue in 2023. This was partially offset by a decrease in feature phone sales as higher sales from initial stocking of the XP3plus in 2021 resulted in a 74% drop in sales of the XP3plus in 2022.

Cost of revenues. Total cost of revenues for the year ended December 31, 2022, increased $10.0 million, or 20.9%, to $58.2 million, or 83.4% of revenues, compared to $48.2 million, or 88.2% of revenues for the year ended December 31, 2021. This increase was attributable to the increase in tablet sales. The lower cost of revenue as a percentage of revenue in 2022 was due to sales mix and specifically the sale of relatively higher margin XP10’s in 2022. The tablets have a lower profit margin percentage than the XP10plus, but it is higher than the profit margin percentage for the XP3 in 2021.

Gross profit and margin. Gross profit for the year ended December 31, 2022, increased $5.2 million, or 81.2%, to $11.6 million, or 16.6% of revenues, from $6.4 million, or 11.8% of revenues for the year ended December 31, 2021. This increase to gross profit was primarily due to higher revenue from tablet sales and higher margins on the XP10.

Research and development. Research and development expenses (‘R&D”) for the year ended December 31, 2022, decreased by $9.7 million or 54.9%, to $8.0 million compared to $17.7 million for the year ended December 31, 2021. The decrease was because 2021 included R&D on the XP3plus that was launched in 2021, a full year of R&D on the XP5plus that was launched in June 2022, and much of the R&D for the XP10 that was launched in November 2022. No new R&D projects were started in 2022.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2022, decreased by $2.3 million, or 24.0% to $7.3 million compared to $9.6 million for the year ended December 31, 2021. This decrease is due to a $1.1 million decrease in personnel costs due to cost cutting measures and a $0.9 million decrease in handset demos that were provided to retail stores during 2021.

General and administrative. General and administrative expenses for the year ended December 31, 2022, decreased by $0.7 million, or 6.5% to $9.6 million compared to $10.3 million for the year ended December 31, 2021. This decrease was due primarily to a $0.9 million write-off of a bad debt in 2021, and lower rent expense as we terminated the San Mateo lease in 2022. These decreases were partially offset by severance costs of $1.2 million incurred in 2022.

Legal expenses. Legal expenses for the year ended December 31, 2022, decreased by $5.8 million to $1.1 million compared to $6.9 million for the year ended December 31, 2021. The decrease in legal expenses was primarily due to a decrease in expenses related to the SEC investigation.

Interest expense. Interest expense increased by $0.1 million from zero due to the adoption of ASC 842 for leases (Note 6) in 2022.

Other expense, net. Other expense, net improved by $0.9 million primarily due to a $0.7 million gain on the termination of the San Mateo lease (Note 6) in 2022.

Income tax expense.

We recognized income tax provision of $184 during 2022 as compared to $167 during 2021. The increase in tax expense in 2022 was primarily due to the Company’s increase in foreign tax expense for the foreign subsidiaries in 2022 as compared to 2021.

Net loss. The net loss for December 31, 2022, was $14.1 million compared to net loss of $38.6 million for December 31, 2021. This $24.4 million improvement in the net loss is primarily due to a $9.7 million decrease to Research & Development expense, a $5.9 million decrease in legal expense, $5.2 million in higher gross sales margin due to higher revenue, and a $2.3 million decrease in Sales & Marketing expenses.

Adjusted EBITDA. Adjusted EBITDA was negative $9.9 million, for the year ended December 31, 2022, compared to negative $34.7 million, for the year ended December 31, 2021. This improvement was primarily due to the same factors in the improvement to the Net Loss.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of December 31, 2022, we did not have any convertible loans or any other borrowing structures in place.

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $13.2 million, as December 31, 2022. During the year ended December 31, 2022, our net loss was $14.1 million. In 2023 we expect our net loss to narrow significantly from 2022 as our net sales margin and our operating expenses are expected to remain at levels similar to the last two quarters of 2022 where our net loss was $2.8 million. We believe that our operations have been streamlined to enable us to conduct business more effectively and efficiently. We have upgraded our ultra-rugged portfolio of phones and we have expanded into data devices. However, there is a risk that we will not be able to develop future products that our carrier customers will want to purchase. As a result of the foregoing, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the audited consolidated financial statements included in this Annual Report on Form 10-K.

To mitigate the risks noted above, our management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic or investment partners with greater resources or access to funds, or through obtaining credit from government or financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	2022	2021
Net cash used in operating activities	$(12,360)	$(38,476)
Net cash used in investing activities	(8)	(46)
Net cash provided by financing activities	14,348	27,614

Cash flows from operating activities

For the year ended December 31, 2022, cash used in operating activities was $12.4 million, primarily attributable to a net loss of $14.1 million. Non-cash charges were $1.3 million and changes in operating assets and liabilities were $0.2 million. Non-cash charges primarily consisted of $1.5 million in stock-based compensation, $0.5 million in payment for services with common stock, partially offset by non-cash lease liability amortization, and $0.7 million in a non-cash gain on the termination of a lease. The changes in our net operating assets and liabilities were primarily due to an increase of $11.7 million in accounts payable due to amounts payable to the tablet vendors, a decrease in prepaid expenses of $3.5 million due to the release of prepaid taxes, deposits for manufacturing inventory and prepaid NRE, and a decrease in inventory of $1.3 million. These were partially offset by a $11.3 million increase in accounts receivable from the tablet customer, an increase in capitalized contract fulfillment costs of $4.8 million, and a decrease in accrued expenses of $1.1 million.

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

Cash flows from investing activities

For the year ended December 31, 2022, cash used in investing activities was less than $0.01 million, attributable to the purchases of property and equipment.

For the year ended December 31, 2021, cash used in investing activities was $0.05 million, attributable to the purchases of property and equipment.

Cash flows from financing activities

For the year ended December 31, 2022, cash provided by financing activities was $14.3 million, primarily due to proceeds from the AJP transaction (see Note 9).

For the year ended December 31, 2021, cash provided by financing activities was $27.6 million, primarily due to proceeds from issuance of common stock through the at-the-market stock sales program.

Material Cash Requirements

We had approximately $20.0 million in noncancelable purchase orders for inventory and other operating expenses as of December 31, 2022. We had approximately $1.2 million in contractual obligations with a third-party software developer at December 31, 2022. We had $0.1 million in noncancelable operating lease commitments as of December 31, 2022. We anticipate the source of funds to meet these obligations to be existing cash and future product sales.

Critical Accounting Policies and Estimates

See Note 1 for critical accounting policies and estimates

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to filing this Annual Report on Form 10-K. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting described below, our principal executive and financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that assessment and due to the material weakness described below, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Control and Plan for Remediation

With respect to the year ended December 31, 2021 , we identified a material weakness in our internal controls over financial reporting related to the design and implementation of our IT general controls including a failure to document reviews of changes to user roles in our financial reporting systems and subsystems. Although we have made progress with the remediation of these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future. In response to the conclusion set forth above, management has implemented new auditable evidence of ongoing reviews of changes in user roles during 2022. Since this new control was not present during all of 2022, the material weakness was not remediated in 2022. As part of our remediation efforts, we also improved our IT general controls by removing most elevated (administrator) access to financial reporting systems and by providing additional controls over administrator system access. We expect this material weakness to be fully remediated in 2023.

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established for “emerging growth companies” under the Jumpstart Our Business Startups (JOBS) Act.

Changes in Internal Control Over Financial Reporting

Except as otherwise disclosed, there was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The additional information required by this Item 10 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2022 fiscal year.

Item 11. Executive Compensation.

The information required by this Item 11 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2023 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2022 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2023 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2022 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2023 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2022 fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2023 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2022 fiscal year.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following - consolidated financial statements and related documents are filed as part of this report:

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-38907	3.1	September 15, 2021

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.1	November 8, 2021

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

4.4	Description of the Registrant’s Securities	10-K	001-38907	4.4	March 27, 2020

10.1†	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019

10.2†	2019 Equity Incentive Plan (as amended)	8-K	001-38907	10.1	October 27, 2022

10.3†	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019

10.4†	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-230887	10.4	April 15, 2019

10.5+	Amended and Restated Global Patent License Agreement, by and between Telefonaktiebolaget LM Ericsson (Publ) and the Registrant, effective as of January 1, 2017.	S-1	333-230887	10.11	April 15, 2019

10.6+	Frame Purchase Agreement dated December 18, 2020 by and between Sonim Technologies, Inc. and Dongguan Unicair Communication Technology Co. Ltd.	8-K	001-38907	10.1	December 18, 2020

10.7+	Asset Purchase & Employee Transfer Agreement dated December 22, 2020 by and among Sonim Technologies (India) Private Limited and Coforge Ltd.	8-K	001-38907	10.1	December 29, 2020

10.8+	ODM Services Agreement dated February 26, 2021 by and among Sonim Technologies, Inc. and FIH (Hong Kong) Limited	8-K	001-38907	10.1	March 4, 2021

10.9†	2021 Non-Employee Director Compensation Policy.	10-Q	001-38907	10.2	November 10, 2021

10.10+	Subscription Agreement, dated as of April 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.1	April 14, 2022

10.11	Form of Voting and Support Agreement	8-K	001-38907	10.2	April 14, 2022

10.12†	Retention and Separation Agreement, dated as of April 13, 2022, by and between Sonim Technologies, Inc. and Robert Tirva	10-K	001-38907	10.16	May 2, 2022

10.13	Purchaser Support Agreement, dated as of July 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.1	July 13, 2022

10.14	Designee Support Agreement, dated as of July 13, 2022, by and between Sonim Technologies, Inc. and Hao (Peter) Liu	8-K	001-38907	10.2	July 13, 2022

10.15†	Release Agreement dated as of July 13, 2022, by and between Sonim Technologies, Inc. and Robert Tirva	8-K	001-38907	10.3	July 13, 2022

10.16†+	Letter Agreement dated as of July 13, 2022, by and between Sonim Technologies, Inc. and Clay Crolius	8-K	001-38907	10.4	July 13, 2022

10.17	Registration Rights Agreement, dated as of July 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.5	July 13, 2022

10.18†	Employment Agreement dated as of August 18, 2022, by and between Sonim Technologies, Inc. and Peter Hao Liu	8-K	001-38907	10.1	August 23, 2022

21.1	Subsidiaries of the Registrant.				*

23.1	Consent of Independent Registered Public Accounting Firm.				*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and Contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement
+	Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and Item 601(b)(10)(iv) of Regulation S-K

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonim Technologies, Inc.

Date March 20, 2023	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hao Liu	Chief Executive Officer and Director	March 20, 2023
Hao (Peter) Liu	(Principal Executive Officer)

/s/ Clay Crolius	Chief Financial Officer	March 20, 2023
Clay Crolius	(Principal Financial and Accounting Officer)

/s/ Alan Howe	Director	March 20, 2023
Alan Howe

/s/ Mike Mulica	Director	March 20, 2023
Mike Mulica

/s/ Jeffrey Wang	Chairman of the Board and Director	March 20, 2023
Jeffrey Wang

/s/ Jack Steenstra	Director	March 20, 2023
Jack Steenstra

/s/ James Cassano	Director	March 20, 2023
James Cassano

/s/ Jose C. Principe	Director	March 20, 2023
Jose C. Principe

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Sonim Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonim Technologies, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Campbell, California
March 20, 2023

We have served as the Company’s auditor since 2013

SONIM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 and 2021

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$13,213	$11,233
Accounts receivable, net	22,433	10,803
Non-trade receivable	2,269	2,255
Inventory	3,910	5,544
Prepaid expenses and other current assets	1,807	5,852
Total current assets	43,632	35,687
Property and equipment, net	168	534
Right-of-use-assets	66	—
Contract fulfillment assets	6,848	2,345
Other assets	2,972	2,524
Total assets	$53,686	$41,090
Liabilities and stockholders’ equity
Current portion of long-term debt	$147	$148
Accounts payable	21,126	9,473
Accrued liabilities	10,692	11,353
Current portion of lease liability	66	—
Deferred revenue	31	11
Total current liabilities	32,062	20,985
Income tax payable	1,429	1,409
Accrued severance	150	—
Long-term debt, less current portion	—	66
Total liabilities	33,641	22,460
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 40,774,687 and 18,808,885 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	41	19
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized	—	—
Additional paid-in capital	269,874	253,416
Accumulated deficit	(249,870)	(234,805)
Total stockholders’ equity	20,045	18,630
Total liabilities and stockholders’ equity	$53,686	$41,090

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2022 and 2021

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

.	2022	2021
Net revenues	$69,828	$54,570
Cost of revenues	58,205	48,156
Gross profit	11,623	6,414
Operating expenses:
Research and development	7,973	17,696
Sales and marketing	7,274	9,566
General and administrative	9,612	10,284
Legal expenses	1,054	6,869
Total operating expenses	25,913	44,415
Loss from operations	(14,290)	(38,001)
Interest expense	(97)	—
Other income (expense), net	484	(459)
Loss before income taxes	(13,903)	(38,460)
Income tax (expense) benefit	(184)	(167)
Net loss	$(14,087)	$(38,627)
Net loss per share, basic and diluted*	$(0.49)	$(4.08)
Weighted–average shares used in computing net loss per share, basic and diluted*	28,889,111	9,464,560

The accompanying notes are an integral part of these consolidated financial statements.

*	Reflects the 1-for-10 reverse stock split that became effective on September 15, 2021. Refer to Note 1 – The Company and its Significant Accounting Policies for further information.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022, and 2021

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares*	Amount*	Capital*	Deficit	Equity
Balance at, January 1, 2021	6,631,039	7	224,581	(196,178)	28,410
Issuance of common stock, net of issuance costs	12,101,691	12	27,690	—	27,702
Issuance of common stock, settlement of long-term debt	29	—	—	—	—
Issuance of common stock upon exercise of stock options	707	—	5	—	5
Issuance of common stock upon purchase of ESPP	55,683	—	—	—	—
Net settlement of common stock upon release of RSU	19,736	—	55	—	55
Employee and nonemployee stock-based compensation	—	—	1,085	—	1,085
Net loss	—	—	—	(38,627)	(38,627)

Balance at, December 31, 2021	18,808,885	19	253,416	(234,805)	18,630
Issuance of common stock, net of issuance costs	20,878,638	21	14,394	—	14,415
Issuance of common stock, compensation	800,622	1	513	—	514
Net settlement of common stock upon release of RSU	286,542	—	—	—	—
Adoption of ASC 842 – leases (See Note 6)	—	—	—	(978)	(978)
Employee and nonemployee stock-based compensation	—	—	1,551	—	1,551
Net loss	—	—	—	(14,087)	(14,087)
Balance at, December 31, 2022	40,774,687	$41	$269,874	$(249,870)	$20,045

The accompanying notes are an integral part of these consolidated financial statements.

*	Reflects the 1-for-10 reverse stock split that became effective on September 15, 2021. Refer to Note 1 – The Company and its Significant Accounting Policies for further information.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022 and 2021

(IN THOUSANDS)

	2022	2021
Cash flows from operating activities:
Net loss	$(14,087)	$(38,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,375	2,129
Stock-based compensation	1,551	1,085
Loss on disposal of assets	130	54
Inventory write-downs	—	1,594
Stock issued for services	514	—
Amortization of lease liability	(788)	—
Deferred income taxes	—	(35)
Gain on termination of lease	(730)	—
Bad debt expense	5	867
Changes in operating assets and liabilities:
Accounts receivable	(11,635)	(7,518)
Non-trade receivable	(14)	(1,802)
Inventory	1,634	4,181
Prepaid expenses and other current assets	4,045	1,617
Contract fulfillment assets	(6,236)	544
Other assets	(448)	(3,271)
Accounts payable	11,653	617
Accrued expenses	(369)	(83)
Deferred revenue	20	6
Income tax payable	20	166
Net cash used in operating activities	(12,360)	(38,476)

Cash flows from investing activities:
Purchase of property and equipment	(8)	(46)
Net cash used in investing activities	(8)	(46)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	14,415	27,702
Proceeds from exercise of stock options	—	5
Proceeds from ESPP	—	55
Repayment of long-term debt	(67)	(148)
Net cash provided by financing activities	14,348	27,614
Net increase (decrease) in cash and cash equivalents	1,980	(10,908)
Cash and cash equivalents at beginning of the year	11,233	22,141
Cash and cash equivalents at end of the year	$13,213	$11,233
Supplemental disclosure of cash flow information:
Cash paid for interest	$97	$—
Cash paid for income taxes	151	87

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

Liquidity and Ability to Continue as a Going Concern – Our consolidated financial statements account for the continuation of our business as a going concern. We are subject to the risks and uncertainties associated with the development and release of new products. Our principal sources of liquidity as of December 31, 2022, consist of existing cash and cash equivalents totaling $13,213, and our ability to raise additional capital through the issuance of equity, and positive cash flow from the sale of products that are currently in development over the next year. The Company had a net loss for the year ended December 31, 2022 of $14,087 and used $12,360 in cash from operations that raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

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

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Sonim Technologies. Inc. and its wholly owned foreign subsidiaries, Sonim Technologies (INDIA) Private Limited, Sonim Technologies (Shenzhen) Limited, Sonim Technologies Shenzhen Limited Beijing Branch, Sonim Technologies (Hong Kong) Limited and Sonim Communications India Private Limited (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

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

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits at December 31, 2022 and 2021. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. If any of the financial institutions with whom we do business were to be placed into receivership, then we may be unable to access the cash that we have on deposit with such institutions.

The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $113 and $932 at December 31, 2022 and 2021, respectively, and recognized $5 and $936 in bad debt expense during the years ended December 31, 2022 and 2021, respectively.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents. As of December 31, 2022, and 2021, cash and cash equivalents consist of cash deposited with banks and money market funds. Included in the Company’s cash and cash equivalents are amounts held by foreign subsidiaries. The Company had $1,061 and $432 of foreign cash and cash equivalents included in the Company’s cash positions on December 31, 2022 and 2021, respectively.

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

Inventory—The Company reports inventories at the lower of cost or net realizable value. Cost is determined using a first-in, first-out method (“FIFO”) and includes the cost of inventory, materials, labor, and manufacturing overhead related to the purchase and production of inventories. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.

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

Leases—The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or finance leases, and are recorded on the consolidated balance sheets as both a right of use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred. In calculating the right of use assets and lease liabilities, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

Non-recurring Engineering (“NRE”) Tooling and Purchased Software Licenses—Third-party design services relating to the design of tooling materials and purchased software licenses used in the manufacturing process are capitalized and included in other assets within the consolidated balance sheets. During the years ended December 31, 2022 and 2021, amortization of NRE tooling and NRE software costs approximating $13 and $72 were charged to cost of revenues. The related net book value is $13 and $26, respectively, as of December 31, 2022 and 2021.

Long-lived Assets—The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such impairments have been identified to date.

Revenue Recognition — The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

The Company recognizes revenue primarily from the sale of products, including our mobile phones, tablets, and accessories. The Company also recognizes revenue from other contractual arrangements that may include a combination of products and NRE services or from the provision of solely NRE services.

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

Cost of Revenues—Cost of revenues includes direct and indirect costs associated with the manufacture of the Company’s products as well as with the performance of NRE services in connection with significant design modification and customization. Direct costs include the cost of inventory, material and labor, royalty, depreciation and amortization, while indirect costs include other labor and overhead costs incurred in manufacturing the product.

Advertising—The Company expenses the costs of advertising, including promotional expenses, as incurred. For the years ended December 31, 2022 and 2021 the Company had no advertising expenses.

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

Research and Development—Research and development expenses consist of compensation costs, employee benefits, development fees paid to ODM partners, research supplies, allocated facility related expenses and allocated depreciation and amortization. Research and development expenses include costs incurred for the design and configuration activities of new products to conform to the specific functional requirements of the Company’s wireless carrier customers necessary to prepare the product for manufacture. The Company determined that the NRE technical approval costs and the NRE field test costs are contract fulfillment costs and recognizes the associated NRE asset as these costs are incurred. The Company tracks the NRE asset by product and customer, then amortizes the NRE assets over a period of 4 years, which is management’s estimated average product life for each model phone, starting from the date of the first significant sales.

Stock-Based Compensation—The Company measures equity classified stock-based awards granted to employees and directors based on the estimated fair value on the date of grant and recognizes compensation expense of those awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. For awards subject to performance conditions, the Company evaluates the probability of achieving each performance condition at each reporting date and begins to recognize expense over the requisite service period when it is deemed probable that a performance condition will be met using the accelerated attribution method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, which is described more fully in Note 10. The fair value of each restricted stock award is measured as the fair value per share of the Company’s common stock on the date of grant.

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

The warranty liability account balance is based on management’s estimates of the lifetime return rate for each model and the cost to repair each returned model. These assumptions are based on historical rates for similar products and on actual return rates. If the estimated cost to repair each unit increased by 10%, then the warranty liability balance would be $68 higher at December 31, 2022. If the lifetime return rate was increased by 10%, then the warranty liability balance would be $68 higher at December 31, 2022. The cost of revenue for the year ended December 31, 2022 would increase by the same amount as an increase in the warranty liability. Decreases to these rates of 10% will reduce the warranty liability by the same amount.

Comprehensive Income or Loss—The Company had no items of comprehensive income or loss other than net loss for the years ended December 31, 2022 and 2021. Therefore, a separate statement of comprehensive loss has not been included in the accompanying consolidated financial statements.

Foreign currency translation—The Company uses the U.S. dollar as its functional currency for its significant subsidiaries. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for property and equipment, and related depreciation and amortization, which are translated at the historical exchange rates. Expenses are translated at average exchange rates in effect during each period. Foreign assets held directly by the Company include certain accounts receivable balances and bank accounts which are translated in the U.S. dollar at the end-of-period exchange rates. During the years ended December 31, 2022 and 2021, the Company had approximately $102 and $378, respectively, in net foreign currency transactions losses, which are included in other expense, net on the consolidated statements of operations.

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

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is more likely than not that an uncertain tax position will not be sustained upon examination by a taxing authority. Such estimates are subject to change. See Note 11, “Income Taxes”.

Net Loss per Share—Net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. For the years ended December 31, 2022 and 2021, for purposes of the calculation of diluted net loss per share, warrants to purchase stock, unvested restricted stock units and stock options to purchase common stock are considered potentially dilutive securities but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. As a result, diluted net loss per share is the same as the basic net loss per share for the periods presented.

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

Pronouncements adopted in 2022:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a liability associated with obligations to make payments under the terms of the arrangement in addition to a right-of-use asset representing the lessee’s right to use, or to control the use of the given asset assumed under the lease. As an emerging growth company, the Company has elected to adopt the standard based on nonpublic business entities implementation dates for annual reporting periods beginning on January 1, 2022. See Note 6 for additional information.

NOTE 2 —Revenue recognition

The Company recognizes revenue primarily from the sale of products, including mobile phones, scanners, and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the years ended December 31, 2022 and 2021, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific model phones. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

Disaggregation of revenue

The following table presents our net revenue disaggregate by product category for the years ended:

	Year Ended December 31,
	2022	2021
	(in thousands)
Smartphones	$17,763	$14,794
Feature Phones	21,252	37,723
Tablets	29,475	—
Accessories/Other	1,338	2,053
Total Revenue	$69,828	$54,570

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

The total capitalized costs to fulfill a contract is primarily associated with Company’s introduction of the XP10, XP5plus, and XP3plus model phones. As of December 31, 2022, and 2021, the total costs to fulfill a contract included in other assets were $6,848 and $2,345, respectively.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. As of December 31, 2022, and 2021, the Company does not have a contract receivable balance. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the consolidated balance sheets. As of December 31, 2022 and December 31, 2021, the contract liabilities were $31 and $11, respectively, with the contract liabilities as of December 31, 2022, expected to be recognized into revenue in 2023.

The following table is a rollforward of contract balances as of December 31, 2022:

	Contractual Liability
	2022	2021
Balance at January 1, 2022	$11	$5
Recognition of revenue	(1,001)	(880)
Addition of revenue	1,021	886
Balance at December 31, 2022	$31	$11

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used for the years ended December 31, 2022 and 2021.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,501	$—	$—	$1,501

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,500	$—	$—	$1,500

*	Included in cash and cash equivalents on the consolidated balance sheets.

NOTE 4 —Significant Balance Sheet Components

Inventory consisted of the following:

	December 31
	2022	2021
Devices - for resale	$3,473	$2,952
Raw materials	14	1,986
Accessories	423	606
	$3,910	$5,544

In August 2022, the Company stopped purchasing raw materials used by third-party manufacturers in the manufacturing of Sonim’s legacy devices. Excess raw materials were sold to ODM partners.

During the year ended December 31, 2021, the Company recorded a $1,594 write-down of the inventory value for scanners, aging raw materials and aging finished goods. The Company accrued a loss of approximately $300 on purchase commitments in connection with end-of-life products.

Distributor returns allowance

The Company records reductions to revenue related to future distributor product returns based on the Company’s expectation. The Company had inventory related to distributor product returns totaling approximately $4 and $229 as of December 31, 2022 and 2021.

Prepaid expenses and other current assets consisted of the following:

	December 31
	2022	2021
Deposits for manufacturing inventory	$—	$1,041
Prepaid taxes	433	544
Refundable value added taxes	45	1,693
Prepaid – NRE	—	350
Prepaid licenses and royalties	366	552
Director and officer insurance	250	770
Prepaid parts (direct buy)	193	185
Other	520	717
	$1,807	$5,852

Property and equipment consisted of the following:

	December 31
	2022	2021
Computer equipment	$412	$3,994
Software	—	981
Furniture, fixtures, and office equipment	175	175
Leasehold Improvements	—	179
	587	5,329
Less: accumulated depreciation and amortization	(419)	(4,795)
	$168	$534

Depreciation and amortization expense of property and equipment for the years ended December 31, 2022 and 2021, was $244 and $301, respectively. During 2022, the Company retired or disposed of computer equipment, software, and leasehold improvements with a cost of $4,751 and accumulated depreciation of $4,621 as the Company stopped manufacturing in 2022 and two U.S. leases were terminated. The Company recorded a loss on the disposal of assets of $130 on these disposals that is included in other expense, net in the Consolidated Statements of Operations. During 2021, the Company disposed of computer equipment with a cost of $910 and accumulated depreciation of $856.

Contract fulfillment assets are capitalized costs to test and obtain certification for cell phones with specific carriers. These costs are amortized over the estimated life of a phone model, which is four years. Contract fulfillment assets for the years ended December 31, 2022 and 2021 are $6,848 and $2,345 respectively.

Other assets consisted of the following:

	December 31
	2022	2021
Advances to third party manufacturer	$2,000	$2,000
Deposits	311	431
Director and officer insurance	525	—
Other	136	93
	$2,972	$2,524

Accrued liabilities consisted of the following:

	December 31
	2022	2021
Customer allowances	$4,130	$3,148
Employee-related liabilities	1,365	1,893
Warranties	636	836
Accrual for goods received not invoiced	301	668
Contractual obligations	1,107	1,035
Royalties	256	1,210
Research and development and fulfillment costs	1,469	1,158
Credits due to customers	961	—
Shipping	—	157
Returns allowance	6	390
Legal	296	517
Other	165	341
	$10,692	$11,353

The table below sets forth the activity in the warranty liability account, which is included in accrued expenses on the Consolidated Balance Sheets for the years ended December 31, 2022 and 2021:

Balance, January 1, 2022	$836
Additions	1,493
Cost of warranty claims	(1,693)
Balance, December 31, 2022	$636

Balance, January 1, 2021	$1,530
Additions	1,086
Cost of warranty claims	(1,780)
Balance, December 31, 2021	$836

NOTE 5 — Accounts Receivable

The following table presents the components of the Company’s receivables as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Trade receivables	$22,239	$11,735
Allowance for doubtful accounts	(113)	(932)
Accounts receivable, net	22,126	10,803
Vendor non-trade receivables	2,269	2,255
Total accounts receivable	$24,395	$13,058

The Company has non-trade receivables from manufacturing vendors resulting from the sale of components to the vendors who manufacture and assemble final products for the Company.

The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $113 and $932 as of December 31, 2022 and 2021, respectively. During 2022, $821 of the allowance from 2021 was used to write-off a receivable from a distributor.

Trade receivables from the customer that purchases tablets from the Company accounts for 84% of total accounts receivable at December 31, 2022. The tablets business uses the ODM model where the customer imports the tablets to the U.S., the tablets are rebranded, and the tablets are sold to a U.S. retailer. Due to the delay in shipping the product to the end customer, the payment terms for accounts receivable are much longer than our traditional direct sales to carriers. The customer is making regular payments, and the Company believes that the entire accounts receivable balance as of December 31, 2022 is collectible, and that no reserve is needed. At December 31, 2022, one carrier customer accounted for 70% of total accounts receivable.

NOTE 6 —Leases

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

On January 1, 2022 the Company began recording all lease payments as the payment of lease interest expense and a reduction of the lease liability for the four leases that are not short-term. ROU assets are amortized over the life of the Company’s lease. The following table shows the activity of the ROU assets and lease liability for the year ended on December 31, 2022:

Lease Liability
Balance, December 31, 2021	$—
Adoption of ASC 842	1,805
Derecognition on cancelation of lease	(1,211)
Principal payments	(528)
Balance, December 31, 2022	66
Less short-term portion	66
Long term lease liability	$—

ROU Assets
Balance, December 31, 2021	$—
Adoption of ASC 842	1,805
Derecognition of deferred rent liability	(142)
Impairment of ROU asset	(978)
Derecognition on cancelation of lease	(221)
Amortization	(398)
Balance, December 31, 2022	$66

Future minimum lease payments under noncancelable operating lease commitments are as follows as of December 31, 2022:

Year Ending, December 31st,
2023	$66
2024	—
2025	—
2026	—
Total undiscounted minimum lease commitments	$66
Effect of discounting	—
Lease liabilities at December 31, 2022	$66

In connection with leases, for the year ended December 31, 2022, the Company recognized $398 for the amortization of ROU assets, $97 for interest expense on lease liabilities, and no rent expense that was included in Cost of Revenues. Variable lease payments, including reimbursements to the landlord for property taxes and operating expenses, of approximately $143 and short-term rent payments of $11 were included in rent expense for the year ended December 31, 2022, and were offset by $80 in sublease income. The Company does not have any lease extension or termination options on any lease. There are no residual value guarantees in any lease. The weighted average remaining lease term of the operating leases is approximately 0.2 years. The weighted average of the discount rate for both the discount rate used to calculate the lease liabilities and the remaining balance of the lease payments for each lease as of December 31, 2022 is 8.5%.

NOTE 7 —Borrowings

Long-Term Debt

Promissory Notes Payable—In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements would be paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are $147 and $214 at December 31, 2022 and 2021, respectively. The entire balance is short term as of December 31, 2022.

The components of the long-term debt balance as of December 31, are as follows:

	2022	2021
Promissory note payable	$147	$214
Less current portion	(147)	(148)
Total long-term debt	$—	$66

There is no long-term debt as of December 31, 2022.

NOTE 8 —Convertible Preferred Stock and Stockholders’ Equity

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

The following table shows shares of common stock reserved as of:

	December 31
	2022	2021
Shares subject to options to purchase common stock	4,476,215	95,413
Unvested restricted stock units	860,888	347,111
Shares subject to warrants to purchase common stock	2	2
Total	5,337,105	442,526

NOTE 9 —Stockholders Equity

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

NOTE 10—Stock-based Compensation

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

As of December 31, 2022, the Company had the 2012 Equity Incentive Plan (the “2012 Option Plan”), 2019 Equity Incentive Plan (the “2019 Option Plan”) and the 2019 Employee Stock Purchase Plan in place.

As of December 31, 2022, the number of shares available to be issued under the 2019 Option Plan were 496,915.

The 2019 Option Plans provides for the grant of incentive and non-statutory stock options (“Options”), stock appreciation rights (“SAR”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) to employees, nonemployee directors, and consultants of the Company. Option awards granted under the 2019 Option Plan generally become exercisable ratably over a two-year or four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Board of Directors, certain awards may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other awards are exercisable only to the extent vested. At, December 31, 2022 and 2021, there were no shares that had been early exercised that were subject to the Company’s repurchase right at that date. The exercise price or strike price for Options and SARs granted under the 2019 Option Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive stock options granted under the 2019 Option Plan to ten percent or greater stockholders must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and are not exercisable after five years from the date of grant.

The Board of Directors adopted, and its stockholders approved, the 2019 Employee Stock Purchase Plan and the 2019 Option Plan in March 2019 and April 2019, respectively, each of which became effective in connection with the IPO. There are 54,137 shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan as of December 31, 2020. Additionally, the number of shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 50,000 shares, unless the Board of Directors or the compensation committee of the Board of Directors determines prior to such date that there will be a lesser increase, or no increase. The increase under the 2019 Employee Stock Purchase Plan for 2021 was 50,000 shares. During 2022, there was no activity for the 2019 Employee Stock Purchase Plan. As of December 31, 2022, 1,862,684 shares of common stock are reserved for issuance under the 2019 Option Plan, plus the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expire or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2019 Option Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the Board of Directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase. The increase under the 2019 Option Plan for 2022 and 2021 was 940,444 and 331,551 shares. In July 2022, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under the 2019 Option Plan by 5,000,000 shares, which was approved by the Company’s stockholders on October 26, 2022.

As of December 31, 2022 and 2021, zero and 19,736 shares of common stock respectively were issued under the 2019 Employee Stock Purchase Plan.

On July 17, 2022, and June 18, 2022, the Company granted an aggregate of 383,163 restricted stock units to the Company’s board of directors.

On August 5, 2022, the Company granted an aggregate of 171,428 restricted stock units to the Company’s board of directors.

On October 26, 2022, the Company granted an aggregate of 4,414,419 in options for the Company’s stock to two executives.

On November 18, 2022, the Company granted an aggregate of 286,392 restricted stock units to the Company’s board of directors.

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

The stock-based compensation expense is as follows:

	For the Year Ended
	December 31
	2022	2021
Research and development	$18	$159
Sales and marketing	68	188
General and administrative	1,426	673
Cost of revenues	39	65
	$1,551	$1,085

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

In the third quarter of 2022, 385,599 shares of common stock were issued under the 2019 Employee Stock Purchase Plan as payment to consultants for consulting fees. The value of these shares was $260 at the time of issuance and $260 was recorded as General & Administrative expenses in the Consolidated Statements of Operations.

Stock Options:

Stock option activity for the years ended December 31, 2022 and 2021 is as follows and reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

		Weighted average exercise price		Weighted average remaining contractual life	Aggregate Intrinsic
	Options	per share		(in years)	Value*
Outstanding at January 1, 2021	144,303		$36.37	7.82	$24
Options granted	0	$
Options exercised	(707)		$7.50
Options forfeited	(23,171)		$27.55
Options cancelled	(25,012)		$29.60
Outstanding at December 31, 2021	95,413		$40.00	6.73	$0

Options granted	4,414,419		$0.44
Options exercised	0	$
Options forfeited	(15,303)		$33.65
Options cancelled	(18,314)		$49.67
Outstanding at December 31, 2022	4,476,215		$0.95	9.76	$358

Vested and expected to vest at December 31, 2022	4,476,215		$0.95	9.76	$358
Exercisable at December 31, 2022	54,839		$39.45	5.27	$0

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of December 31, 2022, there was approximately $3,228 of unamortized stock-based compensation cost related to unvested stock options and RSU’s, which is expected to be recognized over a weighted average period of 3.27 years.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was zero for both years. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.

The weighted average grant date fair value of options granted during the years ended December 31, 2022 was $0.40.

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

The fair value of option grants made during the years ended December 31, 2022, was estimated using the following Black-Scholes option pricing model assumptions:

2022
Expected dividend yield	0%
Risk-free interest rate	4.04%
Expected volatility	116%
Expected life (in years)	6.8

Restricted Stock Awards:

During 2022, 385,599 RSA’s with a grant date value of $260 were awarded and released in exchange for consulting services. The expense was recorded in the Consolidated Statements of Operations as General and Administrative Expense.

Restricted Stock Units:

As of December 31, 2022, and 2021, the unvested restricted stock units totaled 860,888 and 347,108 shares, respectively.

We account for restricted stock units (RSUs) issued to employees and non-employees at fair value, based on the market price of our stock on the date of grant. The RSUs are expensed over the vesting period, and we account for forfeitures as they occur. RSUs, primarily issued as incentives, generally vest annually over one to four years.

The following table summarized the outstanding RSU’s as of December 31, 2022:

RSU’s
Outstanding at January 1, 2021	347,108
Granted	840,983
Released	(286,542)
Forfeited	(40,661)
Outstanding at December 31, 2022	860,888

NOTE 11 —Income Taxes

The following table presents the income (loss) before income taxes for domestic and foreign operations, and the components of the provision (benefit) for income taxes for the years ended December 31:

	2022	2021
Domestic loss	$(13,885)	$(39,065)
Foreign subsidiaries income	(18)	605
Income (loss) before income taxes	$(13,903)	$(38,460)

	2022	2021
Current income tax expense:
Federal	$—	$—
State	21	17
Foreign	306	169
Total Current	327	186

Deferred income tax expense:
Federal	—	—
State	—	—
Foreign	(143)	(19)
Total Deferred	(143)	(19)
Total provision (benefit) for income taxes	$184	$167

The Company’s effective tax rate differs from the federal statutory rate due to the following for the years ended December 31:

	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal tax benefits	1.00%	1.65%
Stock compensation	-1.43%	-0.54%
ASC 842 Adoption	1.48%	0.00%
Foreign rate differential	-1.20%	-0.06%
Tax credits	0.00%	0.26%
GILTI Inclusion	-0.17%	-0.41%
Non-deductible expenses	-0.00%	-0.01%
Valuation allowance	-22.00%	-22.34%
Effective tax rate	-1.32%	-0.44%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities at December 31:

	2022	2021
Gross deferred tax assets:
Net operating loss carryforward	$18,937	$20,770
Section 174 capitalized costs	1,697	—
Tax credits	99	199
Accruals and reserves	2,314	2,446
Property and equipment	51	102
ASC 842	14	—
Alternative minimum tax credits	21	21
Total gross deferred tax assets	23,133	23,538
Less: valuation allowance	(22,996)	(22,920)
Total deferred tax assets net of valuation allowance	137	618
Deferred tax liabilities:
Property and equipment	—	—
Accruals and reserves	—	(550)
ASC 842 right of use asset	(14)	—
Net deferred tax assets (liabilities)	$123	$68

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the “Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, the Company capitalized $8,032 of research expenses in the current year.

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

At December 31, 2022 and 2021 the Company had net deferred income tax assets related primarily to net operating loss carry forwards, accruals and reserves and tax credit carryforward that are not currently being recognized of $23.0 million and $22.9 million, respectively, which have been offset by a valuation allowance.

We have not provided U.S. Federal and State income taxes, nor foreign withholding taxes on approximately $10.1 million of undistributed earnings for certain non-US subsidiaries, because such earnings are intended to be indefinitely reinvested. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would not be subject to U.S. income tax due to the transition tax of IRC Section 965 or via newly enacted Global Intangible Low-Taxed Income (“GILTI”) provision, enacted as part of the 2017 U.S. Tax Act. The Company would be subject to U.S. state tax and potential foreign withholding taxes on a repatriation of the foreign earnings. The amount of unrecognized deferred income tax liability related to these earnings is not material.

Estimate of cumulative foreign earnings is as follows as of December 31:

	2022	2021
China	$5,031	$4,741
India	5,098	5,061
Total	$10,129	$9,802

The Company had net operating loss carryovers as follows as of December 31:

	2022	2021
Federal NOL	$88,375	$92,262
State NOL	$7,429	$27,577

Net operating loss carryforwards are available to offset future federal and state taxable income. Federal and state net operating loss carryforwards begin to expire in 2037 and 2035, respectively. The net operating losses have annual Section 382 limitations.

The Company had research and development (“R&D”) credit carryforwards as follows as of December 31:

	2022	2021
Federal R&D credits	$—	$99
California R&D credits	$125	$126

Federal and state laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an ‘ownership change’ as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in the past that materially impacts the availability of its net operating losses and tax credits. The amounts indicated in the above tables reflect the reduction of net operating losses and credit carryforwards as a result of previous ownership changes that the Company experienced. Should there be additional ownership changes in the future, the Company’s ability to utilize existing carryforwards could be substantially restricted.

The Company had excess interest expense carryforwards of $1,594 as of December 31, 2022. Federal laws impose restrictions on the utilization of section 163 (j) excess interest expense carryforwards in the event of a change in ownership of the Company, which constitutes an ‘ownership change’ as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in July 2022 that materially impacts the availability of its excess interest expense. However, since the Section 163(j) excess interest expense carryover does not expire, there will be no limitation under Section 382 against the excess interest expense carryover in 2022. Should the Company utilize the excess interest expense in the future, the availability of its carryforwards would be substantially restricted.

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

The following table summarizes the activity related to unrecognized tax benefits as follows as of December 31:

In thousands	2022	2021
Unrecognized benefit-beginning of period	$1,306	$1,190
Gross increases-prior period tax positions	—	34
Gross (decreases)-prior period tax positions	(33)	—
Decrease prior period tax positions - settlements	—	—
Gross increases -current period tax positions	—	82
Unrecognized benefit-end of period	$1,273	$1,306

$33 of the unrecognized tax benefits as of December 31, 2022, are accounted for as a reduction in the Company’s deferred tax assets. Due to the Company’s valuation allowance, only $1,240 of the $1,273 of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company reported a tax expense of $40 of interest and penalties in 2021 and the Company has accrued a $176 liability for accrued interest and penalties related to unrecognized tax benefit as of December 31, 2022.

The Company does not expect any significant change in its unrecognized tax benefits during the next twelve months.

The Company’s material income tax jurisdictions are the United States (federal and California), China and India. As a result of net operating loss and credit carryforwards, the Company is subject to audit for tax years 2012 and forward for California purposes and for 2017 and forward for federal tax purposes. The China tax years are open under the statute of limitations from 2017 and forward. The India tax years are open under the statute of limitations from 2018 and forward.

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

NOTE 12 —Commitments and Contingencies

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

Third Party Designer Commitments—The aggregate amount of noncancelable outsourced third party designer services for our next generation phones as of December 31, 2022 and 2021, was approximately zero and $6,460.

Purchase Commitments—The aggregate amount of noncancelable purchase orders as of December 31, 2022 and 2021, was approximately $19,975 and $5,663, respectively, and were related to the purchase of inventory and components for our devices.

Royalty payments—The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire from 2023 through 2026. Royalty expense for the years ended December 31, 2022 and 2021, was $622 and $2,168, respectively, which are included in cost of revenues on the consolidated statements of operations. The Company may be required to pay additional royalties to additional patent holder and technology providers on future products.

General litigation—The Company is occasionally involved in various legal proceedings arising in the normal course of business. The Company is not involved in any material litigation as of the date of the filing of this Annual Report on Form 10-K.

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

At the beginning of 2021, the Company outsourced substantially all of its software development to a third-party and transferred 105 employees to support the ongoing work to be performed. In connection with outsourcing its software development, the Company entered into an agreement of future business volume over the next three years. The agreement was renegotiated in 2022 and the remaining commitment as of December 31, 2022 is $1,154.

NOTE 13 —Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods ended and reflects the 1-for-10 Reverse Stock Split that became effective on September 15, 2021:

	For the Years Ended
	December 31
	2022	2021
Numerator:
Net loss	$(14,087)	$(38,627)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	28,889,111	9,464,560
Net loss per share, basic and diluted	$(0.49)	$(4.08)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods ended:

	For the Years Ended
	December 31
	2022	2021
Shares subject to options to purchase common stock	4,476,215	95,413
Unvested restricted stock units	860,888	347,111
Shares subject to warrants to purchase common stock	2	2
Total	5,337,105	442,526

NOTE 14 —Entity Level Information

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

The following table summarizes the revenue by region based on ship-to destinations for the periods ended:

	For the Years Ended
	December 31
	2022	2021
U.S.	$29,444	$42,356
Canada and Latin America	8,975	9,401
Europe and Middle East	1,202	1,142
Asia Pacific	30,207	1,671
	$69,828	$54,570

Long-lived assets located in the United States and Asia Pacific region were $6,861 and $2,370, and $168 and $534 as of December 31, 2022 and 2021, respectively.

The composition of revenues is as follows:

	For the Years Ended
	December 31
	2022	2021
Product Sales	$69,797	$54,476
Services	31	94
Total revenues	$69,828	$54,570

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits at December 31, 2022 and 2021. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $113 and $932 as of December 31, 2022 and 2021, respectively.

Receivables from our tablets customer accounted for 84% of total accounts receivable at December 31, 2022. The Company began selling tablets in the second half of 2022, and the payment cycle for tablets is much longer than the sale of device directly to carriers. The tablets are sold to a customer that imports the product to the U.S., and then is sold gain to another party that brands the product, and then the product is sold to a retailer. The longer time required to deliver the product to the end customer and the longer payment terms for the multiple transactions has resulted in higher accounts receivable balances for the Company’s tablet customer. The customer is making regular payments and the Company believes that the entire accounts receivable balance from the tablet customer is collectable, and that no reserve is required against the outstanding accounts receivable balance. As of December 31, 2021, one carrier customer accounted for 70% of the total accounts receivable balance.

Revenue from certain customers in 2022 and 2021 accounted for approximately the following percentage of total revenues:

	For the Years Ended December 31,
	2022	2021
Customer A	42%	23%
Customer B	25%	23%
Customer C	9%	22%
Customer D	7%	8%
Total	83%	76%

The Company’s tablet customer accounted for 42% of the revenue for 2022. These tablet sales are expected to continue in 2023 and other data devices are being developed to add diversity the Company’s customers. The Company does not believe that the concentration of revenue with one customer creates a significant risk because the Company’s ODM model for tablets allows the Company to only order inventory after the Company has received a purchase commitment from the customer. Should the customer decrease future product orders, the Company can decrease inventory purchases without additional cost.

NOTE 15 —Subsequent Events

On February 14, 2023, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have requested a hearing before a Nasdaq Hearing Panel (the “Panel”) to address the deficiency. The request stays any further delisting action by the Staff pending the ultimate outcome of the hearing and the expiration of any extension that may be granted by the Panel. Sonim’s common stock will remain listed and eligible for trading on Nasdaq pending the conclusion of the hearing process. The Company has measures in place to regain compliance with the minimum bid price rule.

On March 6, 2023, we received a letter from the SEC that states that the Commission has concluded the investigation of the Company and does not intend to recommend any enforcement action against the Company. As a result, the Company expects to reduce its legal expense in 2023.

