Form 10-K/A
period 2022-12-31
SONIM TECHNOLOGIES INC
filed 2023-05-01
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

On April 24, 2023, there were 40,995,430 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name:	Auditor Location:
659	Moss Adams LLP	Campbell, California

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Sonim Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2023 (the “Original Form 10-K”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K, as we currently expect that our definitive proxy statement for the 2023 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment is being filed solely to:

●	amend Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by and not included in such Items;

●	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of certain information from our proxy statement into Part III of the Original Form 10-K; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K.

References to the “Company,” “Sonim,” “we,” or “our” in this Amendment refer to Sonim Technologies, Inc. and, as applicable, its wholly owned and consolidated subsidiaries.

Sonim Technologies, Inc.
Table of Contents

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information concerning our directors, including their ages as of April 26, 2023.

Name and Position	Year First Became Director	Age	Independent	Audit Committee	Compensation Committee	Nominating and Governance Committee
Mike Mulica, Director	2021	59	Yes		Chairman	✔
Alan Howe, Director	2017	61	Yes	✔*
Jeffrey Wang, Director, Chairman of the Board	2022	30	Yes
Jack Steenstra, Director	2022	61	Yes	✔	✔	Chairman
James Cassano, Director	2022	76	Yes	Chairman, *	✔
Peter Liu, Director, Chief Executive Officer	2022	55	No
Jose C. Principe Director	2022	73	Yes

* Audit Committee Financial Expert

Executive Officers

The following table sets forth information concerning our executive officers, including their ages as of April 26, 2023.

Name	Year First Became Officer	Age	Position

Peter Hao Liu	2022	55	Chief Executive Officer
Clay Crolius	2022	61	Chief Financial Officer
Charles Becher	2023	55	Chief Commercial Officer and General Manager of North America

Biographical Information

Directors

Jeffrey Wang has served as Chairman of our Board since July 2022. Mr. Wang has served as a Software Engineer at Plaid Inc., a California-based financial services company, since April 2022. Previously he was a Senior Software Engineer at Waymo LLC, Google LLC’s autonomous driving technology company, from August 2019 to April 2022 with the data warehouse team and a Senior Software Engineer with the search ads backend infrastructure at Google LLC, a global technology company specializing in internet related services and products, from February 2015 to August 2019. Mr. Wang holds a BA in Computer Science from the University of California, Berkeley. The Board believes that Mr. Wang’s experience at technology companies qualifies him to serve on our Board.

Peter Liu has served as a member of our Board since July 2022. Mr. Liu has served as our Chief Executive Officer since April 2022. Mr. Liu previously served as our Executive Vice President for Global Operations from September 2010 to April 2022. From 2007 to 2010, Mr. Liu served as Global Quality Director for LOM/Perlos, an international VI supplier of mobile phones. From 2005 to 2007, Mr. Liu was the Head of Quality for the Strategic Growth Engine business at Motorola Solutions, Inc., a multinational telecommunications company. Mr. Liu received an M.B.A. from Lawrence Technological University and a Bachelor’s in Engineering from Tianjin University. The Board believes that Mr. Lui’s experience as our Executive Vice President for Global Operations and his knowledge of our Company qualifies him to serve on our Board.

James Cassano has served as a member of our Board since July 2022. Mr. Cassano is currently a Partner & Chief Financial Officer of CoActive Health Solutions, LLC, a worldwide contract research organization, supporting the pharmaceutical and biotechnology industries. He also has been serving as a board member of Ideanomics, a global electric vehicle company, since January 2008. Mr. Cassano has served as executive vice president, chief financial officer, secretary, and director of Jaguar Acquisition Corporation, a blank check company, since its formation in June 2005. Mr. Cassano has served as a managing director of Katalyst LLC, a company which provides certain administrative services to Jaguar Acquisition Corporation, since January 2005. In June 1998, Mr. Cassano founded New Forum Publishers, an electronic publisher of educational material for secondary schools, and served as its chairman of the Board and chief executive officer until it was sold to Apex Learning, Inc., a company controlled by Warburg Pincus, in August 2003. He remained with Apex until November 2003 in transition as vice president of business development and served as a consultant to the company through February 2004. In June 1995, Mr. Cassano co-founded Advantix, Inc., a high volume electronic ticketing software and transaction services company which handled event related client and customer payments, that was renamed Tickets.com and went public through an IPO in 1999. From March 1987 to June 1995, Mr. Cassano served as senior vice president and chief financial officer of the Hill Group, Inc., a privately-held engineering and consulting organization, and from February 1986 to March 1987, Mr. Cassano served as vice president of investments and acquisitions for Safeguard Scientifics, Inc., a public venture development company. From May 1973 to February 1986, Mr. Cassano served as partner and director of strategic management services (Europe) for the strategic management group of Hay Associates. Mr. Cassano received a BS in Aeronautics and Astronautics from Purdue University and an MBA from Wharton Graduate School at the University of Pennsylvania. The Board believes that Mr. Cassano’s extensive financial and executive experience with multiple private and public companies qualifies him to serve on our Board.

Alan Howe has served as a member of our Board since October 2017. Since April 2001, Mr. Howe has served as co-founder and Managing Partner of Broadband Initiatives, LLC, a boutique corporate development and strategic consulting firm. Previously, Mr. Howe held various executive management positions at Covad Communications, Inc., a provider of broadband voice and data communications, Teletrac, Inc., a location-tracking software company, Sprint Corporation, a telecommunications company, and Manufacturers Hanover Trust Company, a commercial bank. Mr. Howe currently serves on the boards of Babcock and Wilcox, a company providing environmental technologies for the power industry, and NextNav, a developer of 3D geolocation services. Mr. Howe previously served on the board of directors for Data I/O Corporation, magicJack, VocalTec, Ltd., a cloud communications company, CafePress, an online retailer of user customized products, Urban Communications, a provider of fiber optic services, Qualstar Corporation, a data storage products manufacturer, Determine. Inc., a provider of life cycle management solutions software, Widepoint Corporation, a provider of technology products and services, Resonant Inc., a hardware development company for mobile devices, and Orion Energy Systems, Inc, a LED lighting and intelligent controls company. The Board believes that Mr. Howe’s extensive financial, executive and board experience with multiple private and public companies qualifies him to serve on our Board.

Mike Mulica has served as a member of our Board since April 2021. Mr. Mulica has served as Chairman at AlefEdge, a global edge API platform company that empowers enterprises to create, customize, and control their own private mobile network, since March 2018 and as its Chief Executive Officer since August 2021. From May 2018 to present, Mr. Mulica has served as the Global Management Advisor at Mulica Consulting, advising public and private companies on global mobile Internet and application platforms. From May 2016 to August 2018, Mr. Mulica served as Chief Executive Officer and President of Actility Technologies, Inc., an IoT communications and software company. From June 2014 to May 2016, Mr. Mulica served as the President, Worldwide Sales and Business Development at Real Networks, Inc., a content and Internet software company. From October 2011 to July 2014, Mr. Mulica served as the Chief Executive Officer and President of Openwave Systems, Inc., a mobile Internet software company. Prior to his service at Openwave Systems, he held various leadership positions at Motorola, Inc., a communications systems company, Synchronoss Technologies, an Internet software and services company, FusionOne, Inc., a mobile Internet software company, BridgePort Technologies, Inc., a mobile Internet software company, Phone.com, Inc., inventor of the mobile Internet, California Microwave, Inc., a microwave and satellite systems company, and Tandem Computers, a fault tolerant computer manufacturer. Mr. Mulica holds a BS in Finance from Marquette University and an MBA from the Kellogg School of Management at Northwestern University. The Board believes that Mr. Mulica’s extensive operational, executive and board experience with numerous private and public companies at various Internet, mobile and software companies qualifies him to serve on our Board.

Jose C. Principe Dr. Principe, has served as a Distinguished Professor and Eckis Chair of Electrical and Computer Engineering at the University of Florida, Gainesville, a public university, where he has been teaching statistical signal processing and advanced machine learning, since 1987. During his career, he innovated many aspects of adaptive systems and integrated information theory with machine learning. Dr. Principe is the Founding Director of the Computational NeuroEngineering Laboratory, a University of Florida, Gainesville laboratory dedicated to interfacing machine learning with the brain. Throughout his academic career, he also explored technology transfer and has been awarded 43 U.S. patents. With his graduate students, Dr. Principe created NeuroDimension in 1991, a software development company specializing in neural networks, adaptive systems, and genetic optimization, in addition to being involved in two other startups with unique products: fetal heart rate monitoring and ultra-low power e-pills. He is active in the International Electrical and Electronic Engineer Society (IEEE) and the International Neural Network Society, has been awarded the IEEE Neural Network Pioneer Award and the IEEE Claude Shannon Henry Nyquist Award. He was also named a Fellow of the IEEE, the American Association for the Advancement of Science (AAAS), and the National Academy of Inventors. The Board believes that Dr. Principe’s comprehensive engineering experience with signal monitoring and processing qualified him to serve on our Board.

Jack Steenstra has served as a member of our Board since July 2022. Mr. Steenstra has served as the Chief Technology Officer of Meta Technologies Inc., a software and hardware company in the wellness space, since August 2017. From November 2015 to August 2017, he was a freelance technology consultant with various startups including VRx Medical, an immersive digital therapeutics company, contributing to the technical, business, and product innovation of new products, services, and associated businesses developing new wireless devices. From July 1995 to November 2015, Mr. Steenstra was Vice President of Engineering at Qualcomm, a technology company, where he led a cross-functional department developing new products to support new business opportunities. Prior to that, he was an engineer at Abbott Laboratories, a medical devices and healthcare company, where he developed digital surveillance systems, software, and medical devices. Since January 2012, he has been a board member of Stepping Stone San Diego, a drug and alcohol rehabilitation and treatment program specializing in the Gay, Lesbian, Bisexual and Transgender community. Mr. Steenstra holds a BS in Electrical and Electronics Engineering from the University of Michigan and an MS in Electrical and Electronics Engineering from the University of Southern California. The Board believes that Mr. Steenstra’s extensive leadership and business consulting experience qualifies him to serve on our Board.

Executive Officers

Clay Crolius has served as our Chief Financial Officer since July 2022. From September 2021 to July 2022, he served as our Chief Accounting Officer. From December 2016 to August 2021, Mr. Crolius served as Principal Accounting Officer and Controller for 4Front Ventures Corp. a national manufacturer and retailer. From 2015 to 2016, Mr. Crolius was the Controller at Ethology Corporation, a digital advertising agency startup. From 2005 to 2014, Mr. Crolius was a Senior Management Consultant with the David Lewis Company, a professional services consulting company. He also served as Vice President of Financial Operations for Warner Bros. Studios, a division of Time Warner from 2000 to 2005. Mr. Crolius holds a BA in Economics and Business from the University of California, Los Angeles, and is a certified public accountant in the state of California.

Chuck Becher has served as our Chief Commercial Officer and General Manager of North America since 2022. From April 2022 to August 2022, Mr. Becher served as Senior Vice President of Carrier Solutions at Inseego Corporation, a leader in mobile hotspots and fixed wireless devices. From June 2020 to April 2022, Mr. Becher served as Chief Commercial Officer and EVP of OnwardMobility, a startup created to bring BlackBerry devices back to the market. From December 2016 to January 2020, Mr. Becher served as Sonim Technologies’ Chief Sales and Marketing Officer. From 2000 to 2016, Mr. Becher also served in increasing positions of responsibility at Kyocera Communications, Inc, a wireless phone original equipment manufacturer headquartered in Yokohama, Japan, culminating in the role of Senior Vice President and General Manager of Sales and Marketing. Mr. Becher holds a BBA from the University of Michigan School of Business in Ann Arbor, Michigan.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Selection of Directors and Officers

Our selection of directors and officers is conducted on the basis of outstanding achievement in their professional careers, broad experience, personal and professional integrity, ability to make independent and analytical inquiries, financial literacy, mature judgment, high performance standards, familiarity with our business and industry, ability to work collegially, and, in the case of our Chief Executive Officer, the initial selection was made based on the contractual arrangement in connection with an equity investment by a certain stockholder. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence.—Subscription Agreement and Corollary Arrangements” for more information.

Delinquent Section 16 Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, among others, to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Based solely on a review of reports filed with the SEC and on written representations from reporting individuals, we believe that all of our officers and directors filed the required reports on a timely basis under Section 16(a) for the fiscal year 2022, except that the Form 3 filed for Jose Principe on August 5, 2022, was due July 25, 2022.

Audit Committee and Audit Committee Financial Expert

We have a standing Audit Committee of the board of directors. Mr. Cassano, Mr. Howe, and Mr. Steenstra currently serve as members of the Audit Committee, with Mr. Cassano serving as the chairperson of the Audit Committee. Our board of directors has determined that Mr. Cassano and Mr. Howe are audit committee financial experts, as defined by SEC rules and regulations.

Our board of directors has determined that each of Mr. Cassano, Mr. Howe, and Mr. Steenstra is an independent director in accordance with the Nasdaq listing rules and the applicable requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Our board of directors has further determined that each of the members of the Audit Committee satisfies the financial literacy and sophistication requirements of the Nasdaq listing rules.

Corporate Governance Documents

Corporate Governance Guidelines

Our board of directors adopted Corporate Governance Guidelines, which set forth a flexible framework within which the board, assisted by its committees, directs the affairs of the Company. The Corporate Governance Guidelines address, among other things, the composition and functions of the board of directors, director independence, compensation of directors, board membership criteria, board leadership and composition.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers, and directors. The Nominating and Corporate Governance Committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors.

Committee Charters

Each standing committee of the board of directors is governed by a charter adopted by the board.

Availability of Governance Documents

The Corporate Governance Guidelines, the Code of Conduct, and each of the Audit, Compensation, and Nominating and Corporate Governance Committee charters are available on the Company’s investor relations website, ir.sonimtech.com. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website to the extent required by the applicable rules of the SEC and The Nasdaq Stock Market LLC.

Item 11. Executive Compensation.

Our named executive officers (or “NEOs”) for the year ended December 31, 2022, consisted of three individuals:

(i)	Peter Liu, our current Chief Executive Officer, who served as our principal executive officer during the year ended December 31, 2022;

(ii)	Robert Tirva, who served as our principal executive officer during the year ended December 31, 2022, and departed the Company in July of 2022; and

(iii)	Clay Crolius, our current Chief Financial Officer, who was serving as our executive officer at the end of the fiscal year ended December 31, 2022.

Mr. Charles Becher, our Chief Commercial Officer and General Manager of North America, is not considered a named executive officer for the year ended December 31, 2022, because he was not an executive officer of the Company during 2022.

Summary Compensation Table

The following table sets forth information regarding compensation earned during the years ended December 31, 2022 and December 31, 2021 by our NEOs. In addition, the table sets forth the compensation earned by Charles Becher, although he is not considered to be a NEO under applicable rules and regulations.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Peter Hao Liu	2022	396,250	—		$1,501,393	—	—	$89,319	(4)	$1,986,962
Chief Executive Officer	2021	256,158	$132,825	(3)	—	—	—	$66,278	(4)	$455,261

Robert Tirva	2022	$214,103	—		—	—	—	$260,708	(6)	$474,811
Former President, Chief Financial Officer, and Chief Operating Officer	2021	$325,000	$400,000	(2)	$199,999	$—	$—	$—		$924,999

Clay Crolius	2022	$129,343	$41,250		$—	$—	$—	$214,320	(5)	$384,913
Chief Financial Officer	2021	$—	$—		$—	$—	$—	$124,640	(5)	$124,640

Charles Becher	2022	$137,990	—		$149,600		—	—		$287,590
Chief Commercial Officer and General Manager of North America

(1)	This column reflects the full grant date fair value for stock awards or options, respectively, granted during the fiscal year as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The grant date fair value of stock awards was based on the closing price per share of our common stock on the applicable grant date. These amounts do not necessarily correspond to the actual value that may be recognized from the stock options and stock awards by the NEOs.

(2)	50% of Mr. Tirva’s net (after applicable withholding taxes) bonus for 2021 was paid in fully-vested shares of our common stock awarded under our 2019 Equity Incentive Plan (233,638 shares of our common stock granted on January 27, 2022).

(3)

50% of Mr. Liu’s net (after applicable withholding taxes) bonus for 2022 was paid in fully-vested shares of our common stock awarded under our 2019 Equity Incentive Plan (96,131 shares of our common stock granted on January 27, 2022).

(4)	Amount reported consists of a housing allowance for Mr. Liu.

(5)	Amount reported consists of payments to an agency and payments directly to Mr. Crolius for Mr. Crolius’ consulting services.

(6)	Amount reported consists of severance payments of $250,000 and $10,708 for estimated COBRA costs.

Outstanding Equity Awards at December 31, 2022

The following tables provide information about outstanding equity awards held by each of our named executive officers and Mr. Charles Becher at December 31, 2022. Awards for the named executive officers were granted under our 2019 Equity Incentive Plan.

Option Awards

Name	Grant Date	Number of securities underlying unexercised options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unxercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price	Option Expiration Date
Peter Hao Liu	6/10/2013	3,327					$4.50	06/09/2023
	6/10/2013	1,111					$4.50	06/09/2023
	6/30/2015	666					$15.00	06/09/2023
	12/2/2019	3,750	(1)	1,250			$24.80	12/01/2029
	11/18/2022			4,014,419	(2)		$0.419	10/26/2032

Robert Tirva	—

Clay Crolius	—

Charles Becher	11/18/2022			400,000	(3)		$0.419	11/17/2032

(1)	25% of the shares of common stock underlying the stock option, or 1,250 shares, vested in 2020; 1,250 shares vested in 2021; 1,250 shares vested in 2022; and the remainder will vest in 2023, subject to Mr. Liu’s continuous service through the relevant vesting dates.

(2)	25% of the shares of common stock underlying the stock option, or 1,003,607 shares will vest on April 14, 2023, and the remainder will vest in 12 equal quarterly installments of 250,901 thereafter, subject to Mr. Liu’s continuous service through the relevant vesting dates.

(3)

25% of the shares of common stock underlying the stock option, or 100,000 shares, will vest on August 29, 2023, and the remainder will vest in 12 equal quarterly installments of 25,000 thereafter, subject to Mr. Becher’s continuous service through the relevant vesting dates.

Stock Awards

Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)

Peter Hao Liu	6/9/2020	4,074	(1)	$1,731

(1)

the shares underlying the RSUs, will vest in 2 equal annual installments thereafter, subject to Mr. Liu’s continuous service through the relevant vesting dates. During the 13 months following a change in control, if we terminate employment without cause or individual resigns for good reason, vesting of these awards will accelerate in full.

(2)	Based on the closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2022 ($0.425).

Agreements with Our Named Executive Officers

Set forth below are descriptions of our employment agreements with our named executive officers and Mr. Charles Becher. For a discussion of the severance pay and other benefits to be provided in connection with a potential termination of employment and/or a change in control under the arrangements with our named executive officers that were providing services to the Company as of December 31, 2021, see “Potential Payments upon Termination or Change in Control.”

Mr. Liu

The Liu Offer Letter

Pursuant to the Subscription Agreement (as defined and described in detail in “Item 13. Certain Relationships and Related Transactions, and Director Independence”), Mr. Peter Liu, was appointed Chief Executive Officer of Sonim on April 13, 2022. and the Compensation Committee approved that certain letter agreement, dated April 13, 2022, between Mr. Liu and the Company amending Mr. Liu’s previous offer letter (the “Liu Offer Letter”) solely to reflect such appointment. Mr. Liu and the Company entered into the Liu Offer Letter, dated July 31, 2013, as amended by a letter agreement between Mr. Liu and the Company dated February 1, 2016, and as subsequently amended. The Liu Offer Letter, as amended, provided that Mr. Liu was the Chief Executive Officer of the Company, except that if the aforementioned subscription agreement were terminated prior to the First Closing, Mr. Liu’s title would change back to Executive VP for Global Operations. The Liu Offer Letter provided Mr. Liu with an initial annual base salary of $253,000, which was subsequently increased to $265,650.

The Liu Employment Agreement

On August 20, 2022, the Company entered an employment agreement with Mr. Liu (the “Liu Employment Agreement”). The Liu Employment Agreement terminated the Liu Offer Letter. Under the Liu Employment Agreement, Mr. Liu receives an annual base salary of $450,000 (the “Base Salary”). The Base Salary was conditioned to be retroactively effective as of April 14, 2022, and Mr. Liu is entitled to receive, following the execution of the Liu Employment Agreement, a lump sum payment of the difference between the Base Salary and the base salary pursuant to the Liu Offer Letter.

Additionally, under the Liu Employment Agreement, Mr. Liu is eligible to participate in the Company’s 2019 Equity Incentive Plan (the “EIP”) in connection with Mr. Liu’s equity awards. Under the EIP, Mr. Liu was entitled to receive stock option grants, to purchase in the aggregate a total of 4,014,419 shares of the Company’s common stock (the “Options”), provided that the following conditions would have been satisfied: (i) Mr. Liu remains continuously employed by the Company; (ii) the Company’s board of directors approves the issuance of Options; and (iii) the EIP would have been amended (pursuant to all applicable laws and regulations including the approval of the stockholders of the Company of such amendment) to increase the number of shares available under the EIP to permit the issuance of the Options. The amendment of the EIP, as contemplated by the Employment Agreement did occur following the stockholders’ approval. Accordingly, the Options were issued pursuant to the terms and conditions of the EIP, at an exercise price equal to 100% of the fair market value of the Company’s common stock on the date of each grant, and the Options vesting was commenced accordingly. Each Option vests over four (4) years, with one-fourth (1/4th) of the shares underlying such Option vesting on the one-year anniversary of the date of Mr. Liu’s appointment as CEO, and one-twelfth (1/12th) of the shares underlying such Option vesting in quarterly installments thereafter. The Options will have a maximum term of ten (10) years from each grant date and will terminate earlier upon the termination of employment prior to the ten-year period.

The Liu Employment Agreement has no specified term and is on an at-will basis and contains, inter alia, customary confidentiality, non-disparagement, and cooperation provisions.

Mr. Tirva

In September 2019, we entered into an employment agreement with Mr. Tirva, which was first amended in December 2019. Under the terms of the employment agreement, Mr. Tirva was entitled to an annual base salary of $300,000 and was eligible to receive an annual bonus of 50% of his base salary based on performance against targets to be determined by the Board of Directors at the beginning of each year. On October 14, 2021, we entered into an amended employment agreement with Mr. Tirva. The amended employment agreement reflected Mr. Tirva’s position as the Company’s President, Chief Financial Officer and Chief Operating Officer and provided that Mr. Tirva would receive an annual base salary of $400,000. The amended employment agreement also provided that Mr. Tirva’s target annual bonus opportunity was 100% of his base salary, with the actual annual bonus amount to be determined each year based on performance against performance targets determined by the board of directors. Mr. Tirva was also eligible to participate in the employee benefit plans generally available to our employees.

On July 13, 2022, Mr. Tirva, resigned from his positions with the Company and its affiliates. In conjunction with his resignation, and also on July 13, 2022, the Company entered into a Release Agreement (the “Release Agreement”) with Mr. Tirva. The Company previously agreed that upon Mr. Tirva’s resignation in connection with the first closing of the Subscription Agreement, the Company would provide him certain severance benefits (consisting of a total cash severance payment of $1,000,000 (payable in installments over 20 months), accelerated vesting of his then-outstanding and unvested equity-based awards granted by the Company, and, subject to his providing consulting services to the Company for three months after his termination date, reimbursement for his COBRA health insurance premiums for up to 18 months following his termination) in consideration for his continued employment through the first closing and his providing the Company with a release of claims in a form acceptable to the Company. The Release Agreement confirmed the above-referenced severance benefits for Mr. Tirva and, in addition to his release of claims, confirmed his continuing obligations to the Company under his confidentiality, non-solicitation, and other covenants.

Mr. Crolius

On July 13, 2022, Mr. Crolius was appointed as Chief Financial Officer (principal financial and accounting officer) of the Company. In connection with Mr. Crolius’ appointment, the Company and Mr. Crolius entered into a letter agreement dated July 13, 2022 (the “Crolius Letter Agreement”), delineating the terms of Mr. Crolius’s employment: he is entitled to a base salary of $275,000 per year, a discretionary bonus, and to other benefits generally applicable to all employees of the Company. The Crolius Letter Agreement provides for the at-will employment of Mr. Crolius, references the Company’s policies, and contains other customary conditions.

Mr. Becher

On August 23, 2022, the Company and Mr. Becher entered into a letter agreement (the “Becher Letter Agreement”), delineating the terms of Mr. Becher’s employment: he is entitled to a base salary of $250,000 per year, a discretionary bonus, and to other benefits generally applicable to all employees of the Company. The Becher Letter Agreement provides for the at-will employment of Mr. Becher, references the Company’s policies, and contains other customary conditions. The Becher Letter Agreement provides for variable compensation and a cash bonus plan and also entitles Mr. Becher to receive options to purchase shares of our common stock (the “Becher Options”) as follows:

(i)	400,000 options to purchase shares of our common stock vesting with respect to 25% of such options on the one-year anniversary of August 29, 2022, and the remainder vesting in equal quarterly installments thereafter, each installment equal to 1/16 of the 400,000 options; and
(ii)	100,000 options to purchase shares of our common stock per year over a four-year period, in the event that revenue targets are achieved, as determined by the board of directors.

The Becher Options are subject to the terms and conditions of the EIP.

On April 28, 2023, in light of the evolution of the Company’s executive team, our board of directors determined that Mr. Becher should be considered to be an executive officer of the Company and should report directly to the Board in connection with the select employment functions of Mr. Becher.

Potential Payments upon Termination or Change in Control

The employment agreements of our NEOs who currently serve the Company do not entail potential payments in the event of a change of control.

The payments in connection with Mr. Tirva’s departure are delineated above in the section titled “Agreements with Our Named Executive Officers.”

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2022.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during 2022.

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

Each of our named executive officers currently employed by us holds equity awards under our 2019 Equity Incentive Plan that were granted subject to the general terms thereof and the applicable forms of award agreement thereunder. The specific vesting terms of each named executive officer’s equity awards are described under “Outstanding Equity Awards as of December 31, 2022.”

Prior to our initial public offering, we granted all equity awards pursuant to our 2012 Equity Incentive Plan. We currently grant all equity awards pursuant to our 2019 Equity Incentive Plan. All options are granted with a per share exercise price equal to no less than the fair market value of a share of our common stock on the date of the grant. All options have a maximum term of up to 10 years from the date of grant, subject to earlier expiration following the cessation of an executive officer’s continuous service with us.

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

Director Compensation

The following table sets forth information regarding compensation earned during the year ended December 31, 2022, by our non-employee directors who served as directors during such year. Mr. Liu, our Chief Executive Officer, serves on our board of directors but does not receive compensation for his service as a director and the compensation paid to Mr. Liu for his service as an employee during the year ended December 31, 2022, is set forth in the “Summary Compensation Table” above.

Name	Fees earned or Paid in Cash ($)		Stock awards(1) ($)	Option awards(1) ($)	Total($)
Current Directors
Michael Mulica(4)	49,752	(2)(3)	80,000	—	129,752
Alan Howe(4)(5)	50,133	(2)(3)	80,000	—	130,133
Jeffrey Wang(4)	33,065	(2)(3)	80,000	—	113,065
Jack Steenstra(4)	30,309	(2)(3)	80,000	—	110,309
James Cassano(4)	30,309	(2)(3)	80,000	—	110,309
Jose C. Principe(4)	19,288	(2)(3)	80,000	—	99,288

Former Directors
John Kneuer(5)	36,500		—	—	36,500
Sue Swenson(5)	28,500		—	—	28,500
Kenny Young	—		—	—	—
Ken Naumann	—		—	—	—

(1)	This column reflects the full grant date fair value for stock awards granted during the year ended December 31, 2022 as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The grant date fair value of stock awards was based on the closing price per share of our common stock on the applicable grant date. These amounts do not necessarily correspond to the actual value that may be recognized from the stock awards by the non-employee directors.

(2)	Following the equity financing contemplated by the Subscription Agreement, each non-employee director was awarded restricted stock units having a grant fair value of $60,000. The newly-appointed directors, Mr. Wang, Mr. Steenstra, and Mr. Cassano, were awarded 93,823 RSUs on July 13, 2022. The subsequently appointed director, Mr. Principe was awarded 101,694 RSUs on July 14, 2022. The continuing directors, Mr. Mulika and Mr. Howe, were awarded 85,714 RSUs on August 5, 2022.

(3)	Following the 2022 annual meeting of the Company’s stockholders, all non-employee directors were awarded 47,732 RSUs on October 18, 2022 having a grant date fair value of $20,000.

(4)	As of December 31, 2022, each non-employee director held the following number of unvested RSUs:
	(i)	Mr. Howe and Mr. Mulica – 133,446;
	(ii)	Mr. Wang, Mr. Steenstra, and Mr. Cassano – 141,555; and
	(iii)	Mr. Principe – 149,426.

(5)	As of December 31, 2022, each non-employee director held the following number of stock options:
	(i)	Mr. Howe – 4,625;
	(ii)	Mr. Kneuer – 4,392; and
	(iii)	Ms. Swenson – 4,392.

The other non-employee directors did not hold any stock options at the end of fiscal 2022.

Non-Employee Director Compensation Policy

We maintain a non-employee director compensation policy pursuant to which our non-employee directors are eligible to receive compensation for service on our board of directors and committees of our board of directors. Our board of directors or Compensation Committee may amend the non-employee director compensation policy from time to time.

Equity Compensation

Each new non-employee director who joins our Board of Directors is granted an initial award of RSUs under the EIP. If a non-employee director is appointed or elected to our board of directors other than in connection with an annual meeting of stockholders, then such non-employee director shall be awarded the full initial grant upon such non-employee director’s appointment or election, and the annual grant to be awarded to such non-employee director at the first annual meeting of stockholders following such appointment or election shall be pro-rated for the number of months served prior to such annual meeting of stockholders.

In connection with their appointment as directors, Messrs. Wang, Steenstra, and Cassano, each received an initial award of 93,823 RSUs under the EIP on August 5, 2022. In connection with his appointment as director, Mr. Principe received an initial award of 101,694 RSUs under the EIP on August 5, 2022. The aforementioned awards vest in three equal annual installments on the anniversary date on which the director was appointed as a director, subject to continuous service on each vesting date.

Each of our non-employee directors continuing to serve on the board of directors also receives an annual equity award of RSUs under the EIP. On August 5, 2022, Messrs. Mulica and Howe each received an RSU grant of 85,714 RSUs vesting in one installment on the earlier of the first anniversary of the grant date or immediately prior to the 2023 annual meeting of stockholders to align the grants of Messrs. Mulica and Howe with grants of the new directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of April 17, 2023 for:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act.

We have based our calculation of the percentage of beneficial ownership on 40,995,430 shares of our common stock outstanding as of April 17, 2023. In accordance with SEC rules, we have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within sixty (60) days of April 17, 2023 and shares of our common stock underlying RSUs that are currently releasable or releasable within sixty (60) days of April 17, 2023 to be outstanding and to be beneficially owned by the person holding the common stock options or RSUs for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Sonim Technologies, Inc., 4445 Eastgate Mall, Suite 200, San Diego, CA 92121. The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
Beneficial Owner Name	Number	Percentage
Directors and Named Executive Officers
Peter Liu(1)	2,070,913	4.93%
Jose Carlos Principe	—	*
Jeffrey Wang(2)	19,463,452	47.48%
Alan Howe(3)	72,363	*
Mike Mulica	181,293	*
Jack Steenstra	—	*
James Cassano	—	*
Clay Crolius	—	*
Robert Tirva	300,910	*
All current executive officers and directors as a group (9 persons)	21,813,134	51.92%
Five Percent Holders
AJP Holding Company, LLC(4)	19,463,452	48.3%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)	Includes options to 1,013,082 shares exercisable within 60 days of April 17, 2023.

(2)	Consists of 19,463,452 shares of common stock purchased and held by AJP Holding Company, LLC (“AJP”) pursuant to the subscription agreement dated April 13, 2022, by and between the AJP and the Company. Mr. Wang is the sole manager of AJP and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Address of AJP is P.O. Box 2729 Sunnyvale, CA 94087.

(3)	Includes (i) 34,606 shares of common stock held a trust of which Mr. Howe and Mr. Howe’s spouse are the trustees and (ii) 2,600 shares of common stock issuable pursuant to previously granted RSUs within 60 days of April 17, 2023.

(4)	Mr. Wang is the sole manager of AJP and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Address of AJP is P.O. Box 2729 Sunnyvale, CA 94087.

Equity Compensation Plan Information

The following table provides certain information with respect to all of Sonim’s equity compensation plans in effect as of December 31, 2022:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	5,337,103	(1)	$0.9473	(2)	626,812	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	5,337,103		$0.9473		626,812

(1)

The aggregate number consists of the following:
(i) 7,440 shares subject to options to purchase common stock issued pursuant to our 2012 Equity Incentive Plan as of December 31, 2022,
(ii) 4,468,775 shares subject to options to purchase common stock issued pursuant to our 2019 Equity Incentive Plan as of December 31, 2022, and

(iii) 860,888 shares issuable upon vesting of outstanding RSUs issued pursuant to our 2019 Equity Incentive Plan as of December 31, 2022.

(2)	This weighted average exercise price does not reflect shares that will be issued upon the vesting of outstanding RSUs.
(3)

Includes 518,475 shares authorized for future issuance under our 2019 Equity Incentive Plan and 108,337 shares authorized for future issuance under our 2019 Employee Stock Purchase Plan as of December 31, 2022.

Under the 2019 Employee Stock Purchase Plan, the number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 50,000 shares, unless the Board of Directors or Compensation Committee determines prior to such date that there will be a lesser increase, or no increase. Effective January 1, 2023, 50,000 additional shares were added to the 2019 Employee Stock Purchase Plan, provided that such shares have not been registered by means of filing a Registration Statement on Form S-8.

Under the 2019 Equity Incentive Plan, the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expire, or are otherwise not issued are available for issuance. Additionally, the number of shares of common stock reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the board of directors or Compensation Committee determines prior to the date of increase that there will be a lesser increase, or no increase. Effective January 1, 2023, 2,038,734 additional shares were added to the 2019 Equity Incentive Plan. Subject to certain express limits of the 2019 Equity Incentive Plan and filing a Registration Statement on Form S-8 by the Company, shares available for award purposes under the 2019 Equity Incentive Plan generally may be used for any type of award authorized under that plan, including options, stock appreciation rights, restricted stock, RSUs, performance-based stock or cash awards or other similar rights to purchase or acquire shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

We have a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of the Company’s policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements, or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant, or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the board of directors) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to:

(a) the risks, costs and benefits to the Company;

(b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

(c) the terms of the transaction;

(d) the availability of other sources for comparable services or products; and

(e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Related Party Transactions

The following is a description of transactions since January 1, 2020, to which we have been a participant and in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2022, 2021 and 2020, and (ii) any of our directors, executive officers or holders of more than 5% of our common stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in the sections titled “Executive Compensation” and “Management-Non-Employee Director Compensation.”

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

Pursuant to the Note Amendment, as amended, $6,170,125.51 of principal amount, accrued interest and other amounts outstanding under the B. Riley Convertible Note converted into an aggregate of 8,226,834 shares of the Company’s common stock issued to the selling stockholders (the “Conversion Shares”) on June 10, 2020. On June 11, 2020, we entered into a registration rights agreement with Robert Plaschke, our former Chief Executive Officer and a then-member of our Board of Directors, entities affiliated with B. Riley Financial, Inc. and the other parties thereto pursuant to which we agreed to file a registration statement covering the resale by such parties to the registration rights agreement of the Conversion Shares and to use our best efforts to cause such registration statement to become effective upon the time frames set forth in the registration rights agreement. We filed a registration statement on Form S-1 covering the resale of the Conversion Shares on July 2, 2020 (File No. 333-239664), which was declared effective by the SEC on July 13, 2020.

Subscription Agreement and Corollary Arrangements

Subscription Agreement

On April 13, 2022, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with AJP Holding Company, LLC, a Delaware limited liability company (the “Purchaser”), pursuant to which Purchaser agreed to purchase from the Company an aggregate of 20,833,333 shares of the Company’s common stock for a purchase price of $17,500,000 (the “Purchased Shares”). As of the date of the Subscription Agreement, Mr. Peter Liu, who then served as Sonim’s Executive VP for Global Operations and Engineering, was appointed Chief Executive Officer of Sonim. The Subscription Agreement additionally provided for the issuance of a certain portion of the Purchased Shares to Mr. Liu rather than the Purchaser. Mr. Wang, currently the Chairman of the board of directors of the Company, is the sole manager and the owner of 40% of the membership interests in the Purchaser.

Insider Voting Agreement

In connection with the Subscription Agreement, all then-members of the board of directors of the Company and Robert Tirva, then President, Chief Financial Officer, and Chief Operating Officer of the Company, each as stockholders of the Company, entered into a Voting and Support Agreement, dated April 13, 2022, with the Company and Purchaser whereby such stockholders agreed, among other things, to vote the shares of common stock of the Company owned and/or controlled by such stockholder in favor of the adoption of the Subscription Agreement and the transactions contemplated thereby, as well as such other matters set forth in the Voting and Support Agreements. Each Voting and Support Agreement also contained a restriction on the transfer of shares of common stock of the Company, subject to limited exceptions. Each Voting and Support Agreement terminated upon the First Closing, as defined in and as consummated pursuant to the Subscription Agreement on July 13, 2022.

Support Agreements

On June 28, 2022, the Company held its special meeting of stockholders (the “Special Meeting”), whereby the stockholders of the Company approved the Subscription Agreement and the transactions contemplated thereby by approximately 71.98% of the votes cast. Following the Special Meeting, on July 13, 2022, the Company and the Purchaser consummated the First Closing.

In accordance with the terms of the Subscription Agreement, on July 13, 2022, the Company and the Purchaser entered into a support agreement (the “Purchaser Support Agreement”), whereby the Purchaser agreed, among other things, to vote the shares of common stock owned by Purchaser in favor of the election of Mr. Howe and Mr. Mulica, as well as such other matters set forth in the Purchaser Support Agreement. The Purchaser Support Agreement also required, as a condition to the Purchaser transferring any shares of common stock owned by the Purchaser, that the acquirer of such shares of common stock agree to be bound by the terms of the Purchaser Support Agreement.

In accordance with the terms of the Subscription Agreement, on July 13, 2022, the Company and Mr. Liu entered into a support agreement (the “Designee Support Agreement”). The terms of the Designee Support Agreement were analogous to the terms of the Purchaser Support Agreement, provided that the Designee Support Agreement extended its requirements solely to 952,381 shares of our common stock issued during the First Closing rather than the entirety of the shares of common stock owned by Mr. Liu.

Both the Purchaser Support Agreement and the Designee Support Agreement were terminated at the Director End Time (as such term defined in the Subscription Agreement) due to the formal conclusion of certain investigation relating to the Company by the SEC.

Registration Rights Agreement

In accordance with the terms of the Subscription Agreement, on July 13, 2022, the Company and the Purchaser entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company is required (among other things), within 30 days of the Second Closing (as defined in the Subscription Agreement), to file with the SEC a registration statement to register the resale of all registrable securities held by Purchaser or any person that receives Registrable Securities (as that term is defined in the Registration Rights Agreement) (each a “Holder”). The Company’s obligation to register the Registrable Securities for sale under the Securities Act of 1933 terminates upon the first to occur of (i) the date that is five years from the effective date of the shelf registration statement filed by the Company pursuant to the Registration Rights Agreement, (ii) the date on which all Holders can sell shares of common stock of the Company under Rule 144 without volume restrictions, and (iii) the date on which no registrable securities are held by any Holder.

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

In making these determinations, our board of directors considered certain relationships and transactions that occurred in the ordinary course of business between the Company and entities with which some of our directors are or have been affiliated. The board of directors determined that such transactions would not impair the particular director’s independence or interfere with the exercise of independent judgment in carrying out director responsibilities.

Our board of directors undertook a review of the independence of each director and considered whether any director has a material relationship that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities as a director. After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the board of directors affirmatively determined that all of our directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Mr. Liu, who serves as our Chief Executive Officer.

Item 14. Principal Accountant Fees and Services.

Moss Adams LLP (Campbell, CA, PCAOB ID: 659), who performed our audit services for fiscal year 2022 including an audit of the consolidated financial statements and services related to filings with the SEC, has served as our independent registered public accounting firm since 2013.

The following table presents fees for professional audit services rendered by Moss Adams LLP for the audit of our annual financial statements for fiscal 2022 and fiscal 2021, and fees billed for other services rendered by Moss Adams LLP during fiscal 2022 and fiscal 2021.

Type of Fees	Fees for Fiscal 2022	Fees for Fiscal 2021
Audit Fees (1)	$759,250	$664,250
Audit-Related Fees (2)	25,750	-
Tax Fees (3)	67,580	39,108
All Other Fees	-	-

Total Fees	$852,580	$703,358

(1)	Audit Fees consist of fees for professional services rendered for the audit of our consolidated financial statements included in our annual report, and the review of our interim consolidated financial statements included in our quarterly reports.

(2)	Services in connection with our Registration Statements on Form S-3 and Form S-8.

(3)	Tax Fees consist of fees for tax compliance and tax advice.

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

All services rendered by Moss Adams LLP, our independent registered public accounting firm, during fiscal 2022 and fiscal 2021 were pre-approved by the Audit Committee in accordance with the audit committee pre-approval policy.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following consolidated financial statements and related documents are filed as part of this report: See Part II, Item 8 of the Original Form 10-K.

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-38907	3.1	September 15, 2021

3.3	Amended and Restated Bylaws of the Registrant	8-K	001-38907	3.1	November 8, 2021

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019

4.4	Description of the Registrant’s Securities	10-K	001-38907	4.4	March 27, 2020

10.1†	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019

10.2†	2019 Equity Incentive Plan (as amended)	8-K	001-38907	10.1	October 27, 2022

10.3†	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019

10.4†	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers	S-1	333-230887	10.4	April 15, 2019

10.5+	Amended and Restated Global Patent License Agreement, by and between Telefonaktiebolaget LM Ericsson (Publ) and the Registrant, effective as of January 1, 2017	S-1	333-230887	10.11	April 15, 2019

10.6+	Frame Purchase Agreement dated December 18, 2020 by and between Sonim Technologies, Inc. and Dongguan Unicair Communication Technology Co. Ltd.	8-K	001-38907	10.1	December 18, 2020

10.7+	Asset Purchase & Employee Transfer Agreement dated December 22, 2020 by and among Sonim Technologies (India) Private Limited and Coforge Ltd.	8-K	001-38907	10.1	December 29, 2020

10.8+	ODM Services Agreement dated February 26, 2021 by and among Sonim Technologies, Inc. and FIH (Hong Kong) Limited	8-K	001-38907	10.1	March 4, 2021

10.9†	2021 Non-Employee Director Compensation Policy	10-Q	001-38907	10.2	November 10, 2021

10.10+	Subscription Agreement, dated as of April 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.1	April 14, 2022

10.11	Form of Voting and Support Agreement	8-K	001-38907	10.2	April 14, 2022

10.12†	Retention and Separation Agreement, dated as of April 13, 2022, by and between Sonim Technologies, Inc. and Robert Tirva	10-K	001-38907	10.16	May 2, 2022

10.13	Purchaser Support Agreement, dated as of July 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.1	July 13, 2022

10.14	Designee Support Agreement, dated as of July 13, 2022, by and between Sonim Technologies, Inc. and Hao (Peter) Liu	8-K	001-38907	10.2	July 13, 2022

10.15†	Release Agreement, dated as of July 13, 2022, by and between Sonim Technologies, Inc. and Robert Tirva	8-K	001-38907	10.3	July 13, 2022

10.16†+	Letter Agreement, dated as of July 13, 2022, by and between Sonim Technologies, Inc. and Clay Crolius	8-K	001-38907	10.4	July 13, 2022

10.17	Registration Rights Agreement, dated as of July 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.5	July 13, 2022

10.18†	Employment Agreement, dated as of August 18, 2022, by and between Sonim Technologies, Inc. and Peter Hao Liu	8-K	001-38907	10.1	August 23, 2022

10.19†+*	Employment Agreement, dated as of August 23, 2022, by and between Sonim Technologies, Inc. and Charles Becher

21.1	Subsidiaries of the Registrant	10-K	001-38907	21.1	March 20, 2023

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-38907	23.1	March 20, 2023

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38907	31.1	March 20, 2023

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38907	31.2	March 20, 2023

31.3*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38907	32.1	March 20, 2023

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38907	32.2	March 20, 2023

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	10-K	001-38907	101.INS	March 20, 2023

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	001-38907	101.SCH	March 20, 2023

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-38907	101.CAL	March 20, 2023

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-38907	101.DEF	March 20, 2023

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	001-38907	101.LAB	March 20, 2023

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-38907	101.PRE	March 20, 2023

104*	Cover Page Interactive Data File (formatted as inline XBRL and Contained in Exhibit 101)

*	Filed herewith
†	Indicates a management contract or compensatory plan or arrangement
+	Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonim Technologies, Inc.

Date: May 1, 2023	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

