Form 10-Q
period 2023-03-31
SONIM TECHNOLOGIES INC
filed 2023-05-08
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

On April 30, 2023, there were 40,995,430 shares of the registrant’s common stock, par value $0.001, outstanding.

i

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$8,959	$13,213
Accounts receivable, net	25,038	22,433
Non-trade receivable	1,249	2,269
Inventory	4,508	3,910
Prepaid expenses and other current assets	1,697	1,807
Total current assets	41,451	43,632
Property and equipment, net	69	168
Right-of-use assets	258	66
Contract fulfillment assets	7,079	6,848
Other assets	2,944	2,972
Total assets	$51,801	$53,686
Liabilities and stockholders’ equity
Current portion of long-term debt	$110	$147
Accounts payable	20,602	21,126
Accrued expenses	8,706	10,692
Current portion of lease liability	258	66
Deferred revenue	3	31
Total current liabilities	29,679	32,062
Income tax payable	1,431	1,429
Accrued severance	—	150
Total liabilities	31,110	33,641
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 40,995,430 and 40,774,687 shares issued and outstanding at March 31, 2023, and December 31, 2022, respectively.	41	41
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at March 31, 2023, and December 31, 2022, respectively.	—	—
Additional paid-in capital	270,293	269,874
Accumulated deficit	(249,643)	(249,870)
Total stockholders’ equity	20,691	20,045
Total liabilities and stockholders’ equity	$51,801	$53,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2023	2022
Net revenues	$25,801	$13,258
Cost of revenues	21,626	11,730
Gross profit	4,175	1,528
Operating expenses:
Research and development	105	4,168
Sales and marketing	1,757	2,170
General and administrative	1,980	2,272
Total operating expenses	3,842	8,610
Net income (loss) from operations	333	(7,082)
Interest expense	—	(39)
Other income (expense), net	7	(23)
Net income (loss) before income taxes	340	(7,144)
Income tax expense	(113)	(68)
Net income (loss)	$227	$(7,212)
Net income (loss) per share
Basic	$0.01	$(0.38)
Diluted	$0.01	$(0.38)
Weighted–average shares used in computing net income (loss) per share
Basic	40,907,047	19,111,379
Diluted	41,095,901	19,111,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2023, AND MARCH 31, 2022 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	18,808,885	$19	$253,416	$(234,805)	$18,630

Issuance of common stock, net of issuance costs	45,305	—	45	—	45
Issuance of common stock, compensation	415,023	—	253	—	253
Adoption of ASC 842 – leases (See Note 5)	—	—	—	(978)	(978)
Net settlement of common stock upon release of RSU	125	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	283	—	283
Net loss	—	—	—	(7,212)	(7,212)
Balance at March 31, 2022	19,269,338	$19	$253,997	$(242,995)	$11,021

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	40,774,687	$41	$269,874	$(249,870)	$20,045
Issuance of common stock for payment of services	220,743	—	110	—	110
Employee and nonemployee stock-based compensation	—	—	309	—	309
Net income (loss)	—	—	—	227	227
Balance at March 31, 2023	40,995,430	$41	$270,293	$(249,643)	$20,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$227	$(7,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	630	190
Stock-based compensation	309	283
Stock issued for services	110	—
Amortization of lease liability and lease interest expense	(63)	(199)
Bad debt repayment	—	2
Changes in operating assets and liabilities:
Accounts receivable	(2,605)	378
Non-trade receivable	1,020	(1,730)
Inventory	(598)	324
Prepaid expenses and other current assets	139	2,295
Contract fulfillment assets	(699)	—
Other assets	(1)	592
Accounts payable	(524)	3,966
Accrued expenses	(2,136)	315
Deferred revenue	(28)	161
Income tax payable	2	26
Net cash used in operating activities:	(4,217)	(609)
Cash flows from investing activities:
Purchase of property and equipment	—	(3)
Net cash used in investing activities	—	(3)
Cash flows from financing activities:
Repayment of current portion of long-term debt	(37)	(36)
Proceeds from issuance of common stock, net of costs	—	45
Net cash provided by (used in) financing activities	(37)	9
Net increase (decrease) in cash and cash equivalents	(4,254)	(603)
Cash and cash equivalents at beginning of period	13,213	11,233
Cash and cash equivalents at end of period	$8,959	$10,630
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$39
Cash paid for income taxes	$—	$1
Non-cash activities:
Shares issued under bonus plans	$—	$253
Operating lease ROU assets exchanged for lease liabilities	$255	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

NOTE 1 —The Company and its significant accounting policies

Description of Business —Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999, and is headquartered in San Diego, California. The Company is a leading provider of rugged and consumer durable mobile devices including phones and accessories designed to provide extra protection for users that demand more durability in their work and everyday lives. In 2022, we introduced a tablet product that has generated a significant portion of the Company’s revenue since its introduction. This new product has a large screen that allows customers to easily access and process IoT data. It allows the /company to gain experience with data devices and diversifies the Company’s portfolio. The Company is developing additional data devices to further diversify the Company’s portfolio.

Liquidity and Ability to Continue as a Going Concern – The Company’s condensed consolidated financial statements account for the continuation of our business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products. The Company’s principal sources of liquidity as of March 31, 2023, consist of existing cash and cash equivalents totaling $8,959, and its ability to raise additional capital through the issuance of equity and debt, as well as any positive cash flow from the sale of products over the next year. The Company had net income for the three months ended March 31, 2023 of $227 and used $4,217 in cash from operations that raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

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

Basis of presentation and preparation

The condensed consolidated financial statements include the accounts of Sonim Technologies, Inc. and its wholly owned subsidiaries (collectively “Sonim” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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

Pronouncements adopted in 2023:

None.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 2 —Revenue recognition

The Company recognizes revenue primarily from the sale of products, which are primarily mobile phones and related accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company also recognizes revenue from other contracts that may include a combination of products and non-recurring engineering (NRE) services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being identified and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three months ended March 31, 2023, and 2022, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific products. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

Disaggregation of revenue

The following table presents the Company’s net revenue disaggregated by product category:

	Three Months Ended
	March 31,
	2023	2022
Smartphones	$6,489	$3,588
Feature Phones	3,848	8,837
Tablets	15,257	—
Accessories/Other	207	833
	$25,801	$13,258

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

The total capitalized costs to fulfill a contract is from the Company’s XP10, XP5plus, and XP3plus model phones As of March 31, 2023, and December 31, 2022, the total contract fulfillment assets were $7,079 and $6,848, respectively.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the contract liabilities were $3 and $31, respectively.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at March 31, 2023, and December 31, 2022.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,501	$—	$—	$1,501

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,501	$—	$—	$1,501

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

NOTE 4 —Significant Balance Sheet Components

Accounts Receivable consists of the following:

	March 31, 2023	December 31, 2022
Trade receivables	$25,151	$22,239
Allowance for doubtful accounts	(113)	(113)
Accounts receivable, net	25,038	22,126
Vendor non-trade receivables	1,249	2,269
Total accounts receivable	$26,287	$24,395

The Company has non-trade receivables from a manufacturing vendor resulting from the sale of components to this vendor who manufactures and assembles final products for the Company.

The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling approximately $113 as of March 31, 2023 and December 31, 2022.

Trade receivables from the customer that purchases tablets from the Company accounts for 68% and 84% of total accounts receivable at March 31, 2023 and December 31, 2022 respectively. The tablets business uses the ODM model where the customer imports the tablets to the U.S., the tablets are rebranded, and the tablets are sold to a U.S. retailer. Due to the delay in shipping the product to the end customer, the payment terms for accounts receivable are much longer than our traditional direct sales to carriers. The customer is making regular payments, and the Company believes that the entire accounts receivable balance as of March 31, 2023 is collectible, and that no reserve is needed.

Inventory consists of the following:

	March 31, 2023	December 31, 2022
Devices – for resale	$3,884	$3,473
Raw materials	7	14
Accessories	617	423
	$4,508	$3,910

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company purchases raw materials in bulk to obtain a lower price. The raw materials are resold to third-party manufacturers at the Company’s cost.

Distributor returns allowance

The Company records reductions to cost of goods sold related to future distributor product returns based on the Company’s expectation. The Company had inventory related to distributor product returns totaling approximately $4 as of March 31, 2023 and December 31, 2022.

Other assets consisted of the following:

	March 31, 2023	December 31, 2022
Advances to third party manufacturers	$2,000	$2,000
Director and officer insurance	496	525
Deposits	311	311
Other	137	136
	$2,944	$2,972

Accrued Expenses consisted of the following:

	March 31, 2023	December 31, 2022
Customer allowances	$3,530	$4,130
Employee-related liabilities	1,042	1,365
Warranties	500	636
Accrual for goods received not invoiced	407	301
Contractual obligations	1,048	1,107
Royalties	290	256
Contract fulfillment liabilities	780	1,469
Credits due to customers	990	961
Legal	103	296
Other	16	171
	$8,706	$10,692

NOTE 5 —Leases

The Company adopted ASU 2016-02 on January 1, 2022. The Company elected to use “the effective date” method where the comparative reporting periods is unchanged from legacy US GAAP. The Company elected the package of practical expedients to not reassess the classifications of existing leases and to not reassess if initial direct costs qualify for capitalization. All of the Company’s leases are for office space. The Company has elected the practical expedient to not separate lease components from nonlease components for all leases. The Company elected the practical expedient for short-term leases for leases that have terms of one year or less. ROU assets and lease liabilities were not established for these short-term leases and rent payments are recorded as rent expense.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

On January 1, 2022 the Company began recording all lease payments as the payment of lease interest expense and a reduction of the lease liability for the leases that are not short-term. ROU assets are amortized over the life of the Company’s lease. The following table shows the activity of the ROU assets and lease liability for the three months ending on March 31, 2023 and 2022:

Lease Liability
Balance, December 31, 2022	$66
Additions	255
Principal payments	(63)
Balance, March 31, 2023	258
Less short-term portion	(258)
Long term lease liability	$—

ROU Assets
Balance, December 31, 2022	$66
Additions	255
Amortization	(63)
Balance, March 31, 2023	$258

Lease Liability
Balance, December 31, 2021	$—
Adoption of ASC 842	1,976
Principal payments	(199)
Balance, March 31, 2022	1,777
Less short-term portion	(769)
Long term lease liability	$1,008

ROU Assets
Balance, December 31, 2021	$—
Adoption of ASC 842	1,976
Derecognition of deferred rent liability	(142)
Impairment of ROU asset	(978)
Amortization	(144)
Balance, March 31, 2022	$712

Future minimum lease payments under noncancelable operating lease commitments are as follows as of March 31, 2023:

Year Ending, December 31st,
2023	$212
2024	56
2025	—
2026	—
2027 and thereafter	—
Total undiscounted minimum lease commitments	268
Effect of discounting	(10)
Lease liabilities at March 31, 2023	$258

In connection with leases, for the three months ended March 31, 2023 and 2022, the Company recognized $63 and $144 for the amortization of ROU assets, zero and $39 for interest expense on lease liabilities, and $11 and $37 of rent expense was included in Cost of Revenues. Variable lease payments, including reimbursements to the landlord for property taxes and operating expenses, of approximately zero and $24 and short-term rent payments of zero and $3 were included in rent expense for the three months ended March 31, 2023 and 2022. The Company does not have any lease extension or termination options on any lease that it expects to execute. There are no residual value guarantees in any lease. The weighted average remaining lease term of the operating leases is approximately 1 year.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 6 —Borrowings

Promissory Notes Payable —In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements are paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are all current liabilities and are $110 and $147 at March 31, 2023, and December 31, 2022, respectively.

NOTE 7 —Stock-based Compensation

Stock-based compensation expense for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31,
	2023	2022
Cost of revenues	$152	$11
Sales and marketing	46	26
General and administrative	111	225
Research and development	—	21
	$309	$283

Stock Options:

Stock option activity for the three months ended March 31, 2023, is set forth in the table below:

		Weighted average	Weighted average remaining contractual	Aggregate
		exercise price	life	Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2023	4,476,215	$0.95	9.76	$358
Options granted	1,253,000	$0.50
Options exercised	—
Options forfeited	—
Options expired	—
Outstanding at March 31, 2023	5,729,215	$0.85	9.56	$3,256

Exercisable at March 31, 2023	55,496	$39.22	5.04	$0

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of March 31, 2023, there was approximately $2,266 of unamortized stock-based compensation cost related to unvested stock options and RSU’s, which is expected to be recognized over a weighted average period of 2.32 years.

Restricted Stock Units:

Restricted stock units’ (“RSU”) activity for the three months ended March 31, 2023, is set forth in the table below:

RSUs
Outstanding at January 1, 2023	860,888
Granted	—
Released	—
Forfeited	—
Outstanding at March 31, 2023	860,888

NOTE 8 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three months ended March 31, 2023, and 2022, the Company recorded provisions for income taxes of $113 and $68, respectively.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

NOTE 9 —Commitments and Contingencies

Purchase Commitments—The aggregate amount of noncancelable purchase orders as of March 31, 2023 and December 31, 2022, was approximately $16,816 and $19,975, respectively, and were related to the purchase of components of our devices.

Royalty payments— The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire between 2023 and 2026. Royalty expense for the three months ended March 31, 2023, and 2022 was $184 and $495, respectively and is included in Cost of Revenues. The Company may be required to pay additional royalties to additional patent holder and technology providers on future products.

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

In 2021, the Company outsourced substantially all of its software development to a third-party and the Company entered into an agreement of future business volume over the next three years. The agreement was renegotiated in 2022 and the remaining commitment as of March 31, 2023 and December 31, 2022 is $866 and $1,154 respectively.

NOTE 10 —Net Earnings (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share attributable to common stockholders for the three months shown below:

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income (loss)	$227	$(7,212)
Denominator:
Weighted-average shares used in computing net loss per share, basic	40,907,047	19,111,379
Net earnings (loss) per share, basic	$0.01	$(0.38)
Weighted-average shares used in computing net loss per share, diluted	41,095,901	19,111,379
Net earnings (loss) per share, diluted	$0.01	$(0.38)

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The dilutive common shares that were used in the calculation of diluted net earnings (loss) are presented in the table below:

	Three Months Ended
	March 31,
	2023	2022
Shares subject to options to purchase common stock	5,729,215	92,643
Unvested restricted stock units	860,888	323,949
Shares subject to warrants to purchase common stock	2	2
Total	6,590,105	416,594

NOTE 11 —Entity Level Information

The Company operates in one reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer and the chief financial officer, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.

The following table summarizes the revenue by region based on ship-to destinations for the three months ended:

	Three Months Ended
	March 31,
	2023	2022
U.S.	$5,506	$11,411
Canada and Latin America	2,740	1,381
Europe and Middle East	2,084	357
Asia Pacific	15,471	109
Total revenues	$25,801	$13,258

The following table summarizes the composition of revenues for the three months ended:

	Three Months Ended
	March 31,
	2023	2022
Product Sales	$25,801	$13,245
Services	—	13
Total revenues	$25,801	$13,258

Revenue from customers with concentration greater than 10% in three months ended March 31, 2023 and 2022 accounted for approximately the following percentage of total revenues:

	Months Ended March 31,
	2023	2022
Customer A	59%	*
Customer B	18%	32%
Customer C	*	35%
Customer D	*	14%
Total	77%	81%

*	Customer revenue did not exceed 10% in the respective period.

NOTE 12 —Subsequent Events

In a letter dated May 1, 2023, Nasdaq informed the Company that it has achieved compliance with the minimum bid price rule required for continued listing on the Nasdaq Capital Market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as amended, for the year ended December 31, 2022. Certain statements in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding our business strategies, growth prospects, operating and financial performance, plans, estimates and projections. These statements are based on management’s current expectations and beliefs and on information currently available to us. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including but not limited to:

●	There is substantial doubt about our ability to continue as a going concern and we may not be able to improve our liquidity or financial position;
●	We may not be able to continue to develop solutions to address user needs effectively, including our next generation products, which could materially adversely affect our liquidity and our ability to continue operations;
●	Our liquidity has been adversely impacted by our recent net losses;
●	A small number of customers account for a significant portion of our revenue;
●	We are materially dependent on some customer relationships that are characterized by product award letters and the loss of such relationships could harm our business and operating results;
●	Our quarterly results may vary significantly from period to period;
●	We rely primarily on third-party contract manufacturers and partners;
●

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims;

●	We are required to undergo a lengthy customization and certification process for each wireless carrier customer;
●	Our dependence on third-party suppliers for key components of our products could delay shipment of our products and reduce our sales;
●	We are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel;
●	We face risks related to the impact of global macroeconomic events, inflation, and the COVID-19 pandemic;
●	Changes in laws and regulations concerning the use of telecommunication bandwidth could increase our costs and adversely impact our business;
●	If we are unable to successfully protect our intellectual property, our competitive position may be harmed;
●	Others may claim that we infringe on their intellectual property rights, which may result in costly and time-consuming litigation and could delay or otherwise impair the development and commercialization of our products; and
●	We have identified one material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. You should review the “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K, for the year ended December 31, 2022, and Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Because our U.S. sales channel is primarily comprised of large wireless carriers, the number of customers that we sell to is limited. For the three months ended March 31, 2023, 30% of our revenues came from large wireless carriers and 27% came from our top three carrier customers. Our tablet customer accounts for 59% of our revenue. For the three months ended March 31, 2023, our smartphones accounted for 25% of our revenues, our feature phones accounted for 15% of our revenues, and our tablets accounted for 59% of our revenues. Our tablet sales will continue through 2023. To help control and manage the quality, cost and reliability of our supply chain, we directly manage the procurement of certain final assembly materials used in our products, which include memory and LCDs. To help contain costs and improve the efficiency of our operations, we have outsourced substantially all of our manufacturing functions, software development and quality control functions to third parties, transferring the employees who previously performed this work. We continue to develop differentiated products to attract and retain customers.

Recent Developments

Closure of the SEC Investigation with No Enforcement Action

On March 6, 2023, we received a letter from the SEC that states that the Commission has concluded the investigation of the Company and does not intend to recommend any enforcement action against the Company. As a result, the Company expects to reduce its legal expense in 2023.

The Company has achieved compliance with the minimum bid price requirement of Nasdaq

In a letter dated May 1, 2023, Nasdaq informed the Company that it has achieved compliance with the minimum bid price rule required for continued listing on the Nasdaq Capital Market.

Liquidity and Going Concern

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $9.0 million, as of March 31, 2023. During the three months ended March 31, 2023, our net income was $0.3 million, which was the first positive net income quarter for the Company in many years. Although we remain subject to the risks and uncertainties associated with the development and release of new products, among others, we believe our operations have been streamlined to enable us to conduct business more effectively and efficiently despite near term economic uncertainty. However, we need to develop new products in 2023 to replace revenue of any declining sales of our existing products that continue to approach their end-of-life cycle. As a result of the foregoing, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

The following tables present key components of our results of operations for the three months ended March 31, 2023, compared to results for the same period in 2022:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)%
Net revenues	$25,801	$13,258	$12,543	95%
Cost of revenues	21,625	11,730	9,896	84%
Gross profit	4,175	1,528	2,647	173%
Operating expenses	3,842	8,610	(4,768)	(55)%
Income (loss) from operations	333	(7,082)	7,415	(105)%
Other income (expense), net and interest expense	7	(62)	69	111%
Loss before income taxes	340	(7,144)	7,484	(105)%
Income tax expense	(113)	(68)	(45)	66%
Net income (loss)	$227	$(7,212)	$7,439	(103)%

Net Revenues

For the three months ended March 31, 2023, net revenues were $25.8 million, as compared to net revenues of $13.3 million for the three months ended March 31, 2022. The increase in net revenues was due to $15.3 million in tablet sales. The Company has expanded its portfolio with data devices such as tablets and is developing additional data devices. The tablet sales are expected to continue over the next year. Smartphone sales increased as XP10 sales of $6.5 million in 2023 were higher than the $3.9 million of XP8 sales in the prior year. This was offset by a decrease in feature phone sales as the XP3plus had higher sales in 2022 after its launch in 2021.

Gross Profit

Gross profit for the three months ended March, 31, 2023, was $4.1 million, as compared to $1.5 million for the same period in 2022, an increase of $2.6 million or 173%. The increase in gross profit is primarily the result of higher revenue from tablet sales in 2023.

Operating Expenses and Net Operating Loss

Net operating income (loss) for the three months ended March 31, 2023, improved by $7.4 million compared to the three months ended March 31, 2022, driven by increased gross profit of $2.6 million due to tablet sales in 2023, a decrease in research & development expenses of $4.1 million because there were no R&D projects in 2023. We expect R&D expenses to increase as we develop new products later in 2023.

Operating expenses are summarized as follows:

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(in thousands, except %)
Research and development expense	$105	$4,168	$(4,063)	(97)%
Sales and marketing expense	1,757	2,231	(474)	(21)%
General and administrative expense	1,980	2,211	(231)	(10)%
Total Operating Expenses	$3,842	$8,610	$(4,768)	(55)%

Research and Development.

Research and development expenses for the three months ended March 31, 2023, were $4.2 million lower than for the three months ended March 31, 2022, because 2022 included R&D for the XP5plus and the XP10, but there were no R&D projects during 2023.

Sales and Marketing.

Sales and marketing expenses for the three months ended March 31, 2023 were $0.5 million lower than the three months ended March 31, 2022, due to lower payroll related expenses of $239, lower outside consultants of $90, lower commissions of $87, and lower demos of $71. After the 2022 first quarter, the Company reduced headcount for sales and marketing.

General and Administrative.

General and administrative expenses for the three months ended March 31, 2023 decreased by $0.2 million as compared to the three months ended March 31, 2022, because of a reduction in outside consultants of $189 in the finance area.

Income Tax Expense

We recognized income tax expense of $0.1 million for the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of March 31, 2023, we did not have any convertible loans or any other borrowing structures in place.

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $9.0 million, as of March 31, 2023. During the three months ended March 31, 2023, our net income was $0.3 million and our use of cash from operations was $4.2 million. It is likely that we will continue to experience negative cash flow in the future because we expect to have higher research and development costs as we develop new devices later in 2023. Our cash balance during the quarter ended March 31, 2023, decreased by $4.2 million primarily because accounts receivable increased by $2.6 million because a large portion of the sales from the first quarter 2023 occurred in March 2023 and had not been collected at March 31, 2023, because $0.7 million in accrued fulfillment costs were paid in 2023, and because $0.7 million in accrued severance and bonuses were paid in 2023. As a result of the foregoing, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of release of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

To alleviate these concerns, we are investigating various options to raise capital through the issuance of debt. Our ability to obtain additional financing in the debt and equity capital markets, is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

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

Summary of Cash Flows

Cash and cash equivalents as of March 31, 2023, was $9.0 million, or $4.2 million lower than net cash of $13.2 million on December 31, 2022. The decrease was driven by an increase in accounts payable because sales in the first quarter of 2023 primarily occurred in March and cash had not been collected by March 31, 2023. Also, during the first quarter of 2023 we paid $0.7 million in accrued liabilities for contract fulfillment costs from the certification and testing of the XP10, XP5plus, and the XP3plus. In addition, we paid $0.7 million in accrued severance and accrued bonuses in the first quarter of 2023.

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(4,217)	$(609)
Net cash used in investing activities	—	(3)
Net cash provided by (used in) financing activities	(37)	9
Net increase (decrease) in cash and cash equivalents	(4,254)	(603)

Cash flows from operating activities

For the three months ended March 31, 2023, cash used in operating activities was $4.2 million, primarily attributable to a net increase in our net operating assets and liabilities of $5.5 million, which was partially offset by net non-cash charges of $1.0 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $2.6 million, an increase in contract fulfillment assets of $0.7 million, and a decrease in accrued liabilities for contract fulfillment costs of $0.7 million. Additionally, accrued severance and accrued bonuses decreased by $1.4 million due to payments in the first quarter of 2023. Non-cash charges primarily consist of $0.6 million in depreciation and amortization, and $0.3 million for stock based compensation.

For the three months ended March 31, 2022, cash used in operating activities was $0.6 million, primarily attributable to the net loss of $7.2 million, partially offset by a net change in our net operating assets and liabilities of $6.1 million and non-cash charges of $0.5 million. The change in our net operating assets and liabilities was primarily due to a net increase of $4.0 million in accounts payable due to the timing of payments to third party designers and manufacturers, and a $2.3 million decrease in prepaid expenses as contract fulfillment costs are recognized. Non-cash charges primarily consist of $0.5 million for stock based compensation.

Cash flows from investing activities

For the three months ended March 31, 2023 and 2022, there were no significant investing activities.

Cash flows from financing activities

For the three months ended March 31, 2023 and 2022, there were no significant financing activities.

Material Cash Requirements

There have been no material changes to our material cash requirements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Estimates

See Note 1 for critical accounting policies and estimates

Critical Accounting Estimates

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our consolidated financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2022, that have had a material impact on our condensed consolidated financial statements and related notes,

Recently Issued Accounting Pronouncements

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

We will remain an emerging growth company until the earliest of (i) December 31, 2024 (the last day of the fiscal year following May 14, 2024, the fifth anniversary of the consummation of our initial public offering), (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1,235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and reduced disclosure obligations regarding executive compensation in our prospectuses and in our periodic reports and proxy statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, prior to filing this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting.

Material Weaknesses in Internal Control and Plan for Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we identified a material weakness in our internal controls over financial reporting related to the design and implementation of our IT general controls including a failure to document reviews of changes to user roles in our financial reporting systems and subsystems. Management has taken and continues to take significant and comprehensive actions to remediate the material weakness. Although we have made progress with the remediation of these issues, these remediation actions are ongoing, During the first quarter of 2023, we were unable to remediate this internal control weakness because the new control was not in effect the entire period.

As part of our remediation efforts, we improved our IT general controls by removing most elevated (administrator) access to financial reporting systems and by providing additional controls over administrator system access. During the three months ended March 31, 2023, we improved our IT general controls by implementing new auditable evidence of ongoing reviews of changes in user roles.

The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect this material weakness to be fully remediated by the end of 2023.

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

Changes in Internal Control Over Financial Reporting

Except for the changes related to the Company’s remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 10. Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, except that the risk factor titled “We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock” shall be amended and restated as follows:

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Previously, we experienced several instances where the Company was unable to meet the Nasdaq minimum bid price requirement, and the Company had to implement a reverse stock split in some of those events. If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum share price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase our securities when you wish to do so.

In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell our securities unless a market can be established or sustained.

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

SONIM TECHNOLOGIES, INC.

Date: May 8, 2023	By:	/s/ Hao Liu
Hao (Peter) Liu
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer
(Principal Financial and Accounting Officer)

