Form 10-Q
period 2023-06-30
SONIM TECHNOLOGIES INC
filed 2023-08-14
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 001-38907

Sonim Technologies, Inc.

(Exact name of -registrant as specified in its charter)

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

On July 31, 2023, there were 41,284,613 shares of the registrant’s common stock, par value $0.001, outstanding.

i

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 AND DECEMBER 31, 2022 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$9,720	$13,213
Accounts receivable, net	26,576	22,433
Non-trade receivable	1,008	2,269
Inventory	4,736	3,910
Prepaid expenses and other current assets	1,428	1,807
Total current assets	43,468	43,632
Property and equipment, net	83	168
Right-of-use assets	183	66
Contract fulfillment assets	7,028	6,848
Other assets	2,978	2,972
Total assets	$53,740	$53,686
Liabilities and stockholders’ equity
Current portion of long-term debt	$74	$147
Accounts payable	20,913	21,126
Accrued expenses	9,475	10,692
Current portion of lease liability	183	66
Deferred revenue	—	31
Total current liabilities	30,645	32,062
Income tax payable	1,446	1,429
Accrued severance	—	150
Total liabilities	32,091	33,641
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 41,110,279 and 40,774,687 shares issued and outstanding at June 30, 2023, and December 31, 2022, respectively.	41	41
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at June 30, 2023, and December 31, 2022, respectively.	—	—
Additional paid-in capital	270,742	269,874
Accumulated deficit	(249,134)	(249,870)
Total stockholders’ equity	21,649	20,045
Total liabilities and stockholders’ equity	$53,740	$53,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net revenues	$26,835	$11,955	$52,636	$25,213
Cost of revenues	22,409	9,108	44,035	20,838
Gross profit	4,426	2,847	8,601	4,375
Operating expenses:
Research and development	—	2,721	105	6,889
Sales and marketing	1,827	2,073	3,584	4,243
General and administrative	1,852	2,273	3,832	4,545
Total operating expenses	3,679	7,067	7,521	15,677
Net income (loss) from operations	747	(4,220)	1,080	(11,302)
Interest expense	(5)	(35)	(5)	(74)
Other income (expense), net	(161)	91	(154)	68
Net income (loss) before income taxes	581	(4,164)	921	(11,308)
Income tax expense	(72)	(61)	(185)	(129)
Net income (loss)	$509	$(4,225)	$736	$(11,437)
Net income (loss) per share
Basic	$0.01	$(0.22)	$0.02	$(0.60)
Diluted	$0.01	$(0.22)	$0.02	$(0.60)
Weighted–average shares used in computing net income (loss) per share
Basic	41,039,405	19,283,496	40,973,594	19,197,859
Diluted	43,398,189	19,283,496	41,903,630	19,197,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2023, AND 2022 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended June 30, 2022	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2022	19,269,338	$19	$253,997	$(242,995)	$11,021
Net settlement of common stock upon release of RSU	71,222	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	216	—	216
Net loss	—	—	—	(4,225)	(4,225)
Balance at June 30, 2022	19,340,560	$19	$254,213	$(247,220)	$7,012

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Six Months Ended June 30, 2022	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	18,808,885	$19	$253,416	$(234,805)	$18,630
Issuance of common stock, net of issuance costs	45,305	—	45	—	45
Issuance of common stock, compensation	415,023	—	253	—	253
Adoption of ASC 842 – leases	—	—	—	(978)	(978)
Net settlement of common stock upon release of RSU	71,347	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	499	—	499
Net loss	—	—	—	(11,437)	(11,437)
Balance at June 30, 2022	19,340,560	$19	$254,213	$(247,220)	$7,012

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended June 30, 2023	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2023	40,995,430	$41	$270,293	$(249,643)	$20,691
Net settlement of common stock upon release of RSU	19,849	—	—	—	—
Issuance of common stock for payment of services	95,000		91		91
Employee and nonemployee stock-based compensation	—	—	358	—	358
Net income	—	—	—	509	509
Balance at June 30, 2023	41,110,279	$41	$270,742	$(249,134)	$21,649

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Six Months Ended June 30, 2023	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	40,774,687	$41	$269,874	$(249,870)	$20,045
Net settlement of common stock upon release of RSU	19,849	—	—	—	—
Issuance of common stock for payment of services	315,743	—	201	—	201
Employee and nonemployee stock-based compensation	—	—	667	—	667
Net income	—	—	—	736	736
Balance at June 30, 2023	41,110,279	$41	$270,742	$(249,134)	$21,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	Six Months Ended June 30
	2023	2022
Cash flows from operating activities:
Net income (loss)	$736	$(11,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,183	390
Stock-based compensation	667	499
Stock issued under bonus plan	—	253
Stock issued for services	201	—
Amortization of lease liability and lease interest expense	(138)	(404)
Bad debt expense (benefit)	—	2
Changes in operating assets and liabilities:
Accounts receivable	(4,143)	5,485
Non-trade receivable	1,261	997
Inventory	(826)	2,122
Prepaid expenses and other current assets	437	2,131
Contract fulfillment costs	(1,117)	(436)
Other assets	(64)	893
Accounts payable	(213)	(1,343)
Accrued expenses	(1,367)	834
Deferred revenue	(31)	144
Income tax payable	17	26
Net cash provided by (used in) operating activities	(3,397)	156
Cash flows from investing activities:
Purchase of property and equipment	(23)	(6)
Net cash used in investing activities	(23)	(6)
Cash flows from financing activities:
Repayment of debt	(73)	(73)
Proceeds from subscription agreement prior to issuance of common stock	—	6,800
Proceeds from issuance of common stock, net of costs	—	45
Net cash provided by (used in) financing activities	(73)	6,772
Net increase (decrease) in cash and cash equivalents	(3,493)	6,922
Cash and cash equivalents at beginning of period	13,213	11,233
Cash and cash equivalents at end of period	$9,720	$18,155
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$74
Cash paid for income taxes	$69	$103
Non-cash operating and financing activities:
Deferred offering costs in accrued expenses	$—	$694

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

NOTE 1 —The Company and its significant accounting policies

Description of Business —Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999, and is headquartered in San Diego, California. The Company is a leading provider of rugged and consumer durable mobile devices designed to provide extra protection for users that demand more durability in their work and everyday lives. Historically, the company has focused on handsets and accessories in the enterprise and government sectors, however we believe there is a greater market need for additional devices in both the consumer and data device spaces that could benefit from a more durable feature set which is embedded in the Company’s DNA. In 2022, we introduced a tablet line that has generated a significant portion of the Company’s revenue since its introduction.  The tablet was designed with a large screen that allows customers to easily access and process IoT data.  This was the beginning of diversification of the Company’s portfolio.

Liquidity and Ability to Continue as a Going Concern – The Company’s condensed consolidated financial statements account for the continuation of our business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products.  The Company’s principal sources of liquidity as of June 30, 2023, consist of existing cash and cash equivalents totaling $9.7 million, and positive cash flow from the sale of products over the next year. The Company had net income for the three months ended June 30, 2023 of $0.5 million. Based on these facts, the company has the ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

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

None.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

NOTE 2 —Revenue recognition

The Company recognizes revenue primarily from the sale of products, which are primarily mobile phones, tablets, and related accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company also recognizes revenue from other contracts that may include a combination of products and non-recurring engineering (NRE) services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being identified and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three and six months ended June 30, 2023, and 2022, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific products. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

Disaggregation of revenue

The following table presents the Company’s net revenue disaggregated by product category:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Smartphones	$8,869	$5,862	$15,296	$9,449
Feature Phones	3,012	6,001	6,853	14,838
Tablets	14,737	—	29,994	—
Accessories / Other	217	92	493	926
	$26,835	$11,955	$52,636	$25,213

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

The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40 Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs over the estimated period of time over which they are expected to be recovered, which is typically 4 years, the estimated life of a particular model phone. As of June 30, 2023, and December 31, 2022, the total net contract fulfillment assets were $7,028 and $6,848, respectively.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the contract liabilities were zero and $31, respectively.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at June 30, 2023, and December 31, 2022.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$281	$—	$—	$281

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,501	$—	$—	$1,501

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

NOTE 4 —Significant Balance Sheet Components

Accounts Receivable consists of the following:

	June 30, 2023	December 31, 2022
Trade receivables	$26,689	$22,546
Allowance for doubtful accounts	(113)	(113)
Accounts receivable, net	26,576	22,433
Vendor non-trade receivables	1,008	2,269
Total accounts receivable	$27,584	$24,702

The Company has non-trade receivables from a manufacturing vendor resulting from the sale of components to this vendor who manufactures and assembles final products for the Company.

The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling $113 as of June 30, 2023 and December 31, 2022.

Trade receivables from the customer that purchases tablets from the Company account for 78% and 84% of total accounts receivable at June 30, 2023 and December 31, 2022 respectively. The tablets business uses the Original Device Manufacturer (“ODM”) model where the customer imports the tablets to the U.S., the tablets are rebranded, and the tablets are sold to a U.S. retailer. Due to the delay in shipping the product to the end customer, the payment terms for accounts receivable are much longer than our traditional direct sales to carriers. The customer is making regular payments, and the Company believes that the entire accounts receivable balance as of June 30, 2023 is collectible, and that no reserve is required.

Inventory consists of the following:

	June 30, 2023	December 31, 2022
Devices – for resale	$4,139	$3,473
Raw materials	3	14
Accessories	594	423
	$4,736	$3,910

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

The Company purchases raw materials in bulk to obtain a lower price. The raw materials are resold to third-party manufacturers at the Company’s cost.

Distributor returns allowance

The Company records reductions to cost of goods sold related to future distributor product returns based on the Company’s expectation. The Company had inventory related to distributor product returns totaling approximately $4 as of June 30, 2023 and December 31, 2022.

Other assets consisted of the following:

	June 30, 2023	December 31, 2022
Advances to third party manufacturers	$2,000	$2,000
Director and officer insurance	467	525
Deposits	310	311
Other	201	136
	$2,978	$2,972

Accrued Expenses consisted of the following:

	June 30, 2023	December 31, 2022
Customer allowances	$5,397	$4,130
Employee-related liabilities	972	1,365
Warranties	507	636
Accrual for goods received not invoiced	58	301
Contractual obligations	1,048	1,107
Royalties	364	256
Contract fulfillment liabilities	541	1,469
Credits due to customers	318	961
Legal	104	296
Other	166	171
	$9,475	$10,692

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

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

On January 1, 2022 the Company began recording all lease payments as the payment of lease interest expense and a reduction of the lease liability for the leases that are not short-term. ROU assets are amortized over the life of the Company’s lease. The following table shows the activity of the ROU assets and lease liability for the six months ending on June 30, 2023 and 2022:

Lease Liability
Balance, December 31, 2022	$66
Additions	255
Principal payments	(138)
Balance, June 30, 2023	183
Less short-term portion	(183)
Long term lease liability	$—

ROU Assets
Balance, December 31, 2022	$66
Additions	255
Amortization	(138)
Balance, June 30, 2023	$183

Lease Liability
Balance, December 31, 2021	$—
Adoption of ASC 842	1,976
Principal payments	(403)
Balance, June 30, 2022	1,573
Less short-term portion	(662)
Long term lease liability	$911

ROU Assets
Balance, December 31, 2021	$—
Adoption of ASC 842	1,976
Derecognition of deferred rent liability	(142)
Impairment of ROU asset	(978)
Amortization	(303)
Balance, June 30, 2022	$553

Future minimum lease payments under noncancelable operating lease commitments are as follows as of June 30, 2023:

Year Ending, December 31st,
2023	$132
2024	56
Total undiscounted minimum lease commitments	188
Effect of discounting	(5)
Lease liabilities at June 30, 2023	$183

In connection with leases, for the six months ended June 30, 2023 and 2022, the Company recognized $138 and $266 for the amortization of ROU assets, $5 and $74 for interest expense on lease liabilities, and $74 and $70 of rent expense was included in Cost of Revenues. Variable lease payments, including reimbursements to the landlord for property taxes and operating expenses, of approximately zero and $140, and short-term rent payments of $2 and $7 were included in rent expense for the six months ended June 30, 2023 and 2022. The Company does not have any lease extension or termination options on any lease that it expects to execute. There are no residual value guarantees in any lease. The weighted average remaining lease term of the operating leases is approximately 9 months.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

NOTE 6 —Borrowings

Promissory Notes Payable —In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements are paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are all current liabilities and are $74 and $147 at June 30, 2023, and December 31, 2022, respectively.

NOTE 7 —Stock-based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$50	$9	$202	$20
Sales and marketing	86	(28)	132	(2)
General and administrative	222	240	333	465
Research and development	—	(5)	—	16
	$358	$216	$667	$499

Stock Options:

Stock option activity for the six months ended June 30, 2023, is set forth in the table below:

		Weighted	Weighted average
		average	remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2023	4,476,215	$0.95	9.76	$358
Options granted	1,373,000	$0.54
Options exercised	—
Options forfeited	—
Options expired	(7,833)	4.50
Outstanding at June 30, 2023	5,841,382	$0.85	9.35	$4,065

Exercisable at June 30, 2023	1,051,896	$2.45	9.15	$734

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of June 30, 2023, there was approximately $2,646 of unamortized stock-based compensation cost related to unvested stock options and Restricted Stock Units (“RSU’s”), which is expected to be recognized over a weighted average period of 2.22 years.

Restricted Stock Units:

RSU activity for the six months ended June 30, 2023, is set forth in the table below:

RSUs
Outstanding at January 1, 2023	860,888
Granted	87,100
Released	(19,849)
Forfeited	(5,200)
Outstanding at June 30, 2023	922,939

NOTE 8 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the six months ended June 30, 2023, and 2022, the Company recorded provisions for income taxes of $185 and $129, respectively.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

NOTE 9 —Commitments and Contingencies

Purchase Commitments—The aggregate amount of noncancelable purchase orders as of June 30, 2023 and December 31, 2022, was approximately $16,327 and $19,975, respectively, and were related to the purchase of inventory and components of our devices.

In 2021, the Company outsourced substantially all of its software development to a third-party and the Company entered into an agreement of future business volume over the next three years. The agreement was renegotiated in 2022 and the remaining commitment as of June 30, 2023 and December 31, 2022 is $577 and $1,154 respectively.

Royalty payments— The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire between 2023 and 2026. Royalty expense for the six months ended June 30, 2023, and 2022 was $406 and $807, respectively and is included in Cost of Revenues. The Company may be required to pay additional royalties to additional patent holder and technology providers on future products.

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

NOTE 10 —Net Earnings (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share attributable to common stockholders for the three and six months shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net profit (loss)	$509	$(4,225)	$736	$(11,437)
Denominator:
Weighted-average shares used in computing net earnings (loss) per share, basic	41,039,405	19,283,496	40,973,594	19,197,859
Net earnings (loss) per share, basic	0.01	(0.22)	0.02	(0.60)
Weighted-average shares used in computing net earnings (loss) per share, diluted	43,398,189	19,283,496	41,903,630	19,197,859
Net earnings (loss) per share, diluted	$0.01	$(0.22)	$0.02	$(0.60)

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

The dilutive common shares that were used in the calculation of diluted earnings for 2023 are presented in the table below. The 2022 amounts were not used as they were antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares subject to options to purchase common stock	5,841,382	83,356	5,841,382	83,356
Unvested restricted stock units	922,939	235,102	922,939	235,102
Shares subject to warrants to purchase common Stock	2	2	2	2
Total	6,764,323	318,460	6,764,323	318,460

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

The following table summarizes the revenue by region based on ship-to destinations for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S.	$8,236	$8,520	$13,386	$19,920
Canada and Latin America	3,032	2,896	5,772	4,277
Europe and Middle East	829	536	2,913	893
Asia Pacific	14,738	3	30,565	123
Total revenues	$26,835	$11,955	$52,636	$25,213

The following table summarizes the composition of revenues for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product Sales	$26,834	$11,943	$52,635	$25,187
Services	1	12	1	26
Total revenues	$26,835	$11,955	$52,636	$25,213

Revenue from customers with concentration greater than 10% in three and six months ended June 30, 2023 and 2022 accounted for approximately the following percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	55%	*	57%	*
Customer B	35%	51%	25%	41%
Customer C	*	15%	*	14%
Customer D	*	*	*	21%
Customer E	*	13%	*	13%

*	Customer revenue did not exceed 10% in the respective period.

NOTE 12 —Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as amended, for the year ended December 31, 2022. Certain statements in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding our business strategies, growth prospects, operating and financial performance, plans, estimates and projections. These statements are based on management’s current expectations and beliefs and on information currently available to us. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including but not limited to:

●	The availability of cash on hand and other sources of liquidity to fund our capital expenditures.
●	We may not be able to continue to develop solutions to address user needs effectively, including our next generation products, which could materially adversely affect our liquidity and our ability to continue operations;
●	Our ability to incorporate emerging technologies into our new consumer products given the lengthy development cycle;
●	Our ability to adapt to shortened customer lead times and tightened inventory controls from our key customers;
●	A small number of customers account for a significant portion of our revenue;
●	We are materially dependent on some customer relationships that are characterized by product award letters and the loss of such relationships could harm our business and operating results;
●	Our quarterly results may vary significantly from period to period;
●	We rely primarily on third-party contract manufacturers and partners;
●	If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims;

●	We are required to undergo a lengthy customization and certification process for each wireless carrier customer;
●	We are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel;
●	We face risks related to the impact of global macroeconomic events, inflation, and COVID-19;
●	Changes in laws and regulations concerning the use of telecommunication bandwidth could increase our costs and adversely impact our business;
●	If we are unable to successfully protect our intellectual property, our competitive position may be harmed;
●	Others may claim that we infringe on their intellectual property rights, which may result in costly and time-consuming litigation and could delay or otherwise impair the development and commercialization of our products; and
●	We have identified one material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements

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

Company Overview

Sonim Technologies is a leading U.S.-based provider of ultra-rugged mobile devices and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. As part of our expansion efforts, the Company will be introducing our Connected Solutions division which will begin launching products in 2024 in the U.S., Canada and Asia/Pacific. Connected Solutions will primarily consist of mobile hotspots, fixed wireless and USB dongle devices. In addition to this, the Company will be launching a line of consumer durable products to address consumers that need more protection in their devices without sacrificing key design elements and maintaining an attractive price point.

Revenues are primarily generated from sales of our mobile phones and industrial-grade accessories, predominantly to wireless carriers in the United States and Canada. We currently have product available at all 3 U.S. Tier 1 carriers – AT&T, T-Mobile and Verizon as well as the 3 primary carriers in Canada – Bell, Telus and Rogers. These carriers then resell our products, along with network services, to end customers focusing on two primary end markets: industrial enterprise and public sector. We also sell our tablets to a customer who rebrands them for sale in the U.S.

Given our primary sales channels in the U.S. and Canada consist of large wireless carriers, our customer base is somewhat concentrated. As of June 30, 2023, large wireless carriers contributed 38% of our revenues, with our top three carrier customers accounting for 34%. Our tablet customer represents 57% of our revenue. During this period, smartphones constituted 29% of our revenues, feature phones 13%, and tablets 57%. We anticipate tablet sales will continue through 2024.

While we continue to design ultra rugged phones and accessories, we are broadening our product range to appeal to a more diverse audience. Our core value proposition, which has earned us a loyal following, remains the foundation of our expanded offerings, including rugged durable phones and wireless data devices. These new products will not only expand our portfolio of products but will allow the Company to diversify our customer base into new markets. New product launches will begin in 2024 and continue over the next few years.

 Our key value proposition in the market is to incorporate specific elements of our rugged roots into our new products with added durability without sacrificing attractive design and value pricing. We believe this is an underserved market opportunity in the consumer space. Our expertise in carrier mobility leads us to a natural extension into data devices, where we can leverage our technical expertise as well as our streamlined organization to bring better quality, better specs and low cost to the marketplace.

To ensure quality, cost-effectiveness, and reliability in our supply chain, we directly manage the procurement of certain final assembly materials for our products, including memory and LCDs. To optimize costs and operational efficiency, we’ve largely outsourced manufacturing functions, software development, and quality control to third parties. Our ongoing commitment at Sonim is to maintain the exceptional durability and reliability our brand is known for, while developing differentiated products that attract and retain a broader customer base.

Recent Developments

The Company has achieved compliance with the minimum bid price requirement of Nasdaq

In a letter dated May 1, 2023, Nasdaq informed the Company that it has achieved compliance with the minimum bid price rule required for continued listing on the Nasdaq Capital Market.

Results of Operations

The following tables present key components of our results of operations for the three and six months ended June 30, 2023, compared to results for the same period in 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase (Decrease)%		2023	2022	Increase (Decrease)%
Net revenues	$26,835	$11,955	$14,880	124%	$52,636	$25,213	$27,423	109%
Cost of revenues	22,409	9,108	13,301	146%	44,035	20,838	23,197	111%
Gross profit	4,426	2,847	1,579	55%	8,601	4,375	4,226	97%
Operating expenses	3,679	7,067	(3,388)	(48)%	7,521	15,677	(8,156)	(52%)
Income (loss) from operations	747	(4,220)	4,967	118%	1,080	(11,302)	12,382	110%
Interest and other expense, net	(166)	56	(222)	(396)%	(159)	(6)	(153)	(2550%)
Income (loss) before income taxes	581	(4,164)	4,745	114%	921	(11,308)	12,229	108%
Income tax expense	(72)	(61)	(11)	(18)%	(185)	(129)	(56)	(43%)
Net income (loss)	$509	$(4,225)	$4,734	112%	$736	$(11,437)	$12,173	106%

Net Revenues

For the three months ended June 30, 2023, net revenues increased 124% to $26.8 million, from $12.0 million for the three months ended June 30, 2022. The increase in net revenues was due to $14.7 million in tablet sales.  The tablet sales are expected to continue over the next year. Smartphone sales increased as XP10 sales of $8.9 million in 2023 were higher than the $5.9 million of XP8 sales in the prior year. This was offset by a decrease in feature phone sales as demand for feature phones has declined, as compared to the previous product cycle. Feature phone subscribers tend to hold on to their devices longer than the typical two-year upgrade cycle.  As a result, the product lifecycle of these devices is longer, and we will continue to see revenue from these products over the next few years.  Subsequent to June 30, 2023, we received product awards from carriers for our connected solutions suite of products as well as our consumer durable line of devices that will be available in 2024.

For the six months ended June 30, 2023, net revenues increased 109% to $52.6 million, from $25.2 million in 2022. The increase is due to $30.0 million in tablet sales in 2023. The tablet was not launched until the third quarter of 2022. We expect sales of our smartphones to increase in the third quarter as we launched the XP10 in the third quarter with Verizon. Both XP10 and XP3plus are available on all 3 U.S. Tier 1 carriers beginning in Q3 2023. Additionally, XP10 is available on all 3 major Canadian carrier networks making Sonim products the most widely distributed rugged brand in North America.

Gross Profit

Gross profit for the three months ended June, 30, 2023 increased 55% from 2022 due to higher revenue from tablet sales in 2023. We expect gross profit to increase in the third quarter as we sell more smartphones, which have higher profit margins than the tablets.

Gross profit for the six months ended June 30, 2023 increased 97% to $8.6 million from $4.4 million in 2022. The higher gross profit is from higher revenue from tablets and because smartphone sales were higher, and smartphones have a higher profit margin as compared to tablets and feature phones. We expect smartphone sales to increase in the third quarter of 2023 and this should improve gross profit.

Operating Expenses and Net Operating Income

Net operating income for the three months ended June 30, 2023 improved by $5.0 million compared to the three months ended June 30, 2022, driven by increased gross profit of $1.5 million due to tablet sales in 2023, a decrease in research & development expenses of $2.7 million because there were no R&D projects in 2023. We expect R&D expenses to remain low as much of the R&D activity will be performed by our third-party manufacturers who will pass along these costs through higher per unit prices to us.

Net operating income for the six months ended June 30, 2023 improved by $12.4 million compared to the six months ended June 30, 2022. R&D expenses decreased by $6.8 million because we had no R&D projects in 2023, and profits from tablet sales increased operating income by 3.0 million. The remaining improvement was from lower payroll costs in sales and marketing, and general and administrative areas due to cost cutting.

Operating expenses are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(in thousands, except %)				(in thousands, except %)
Research and development expense	$—	$2,721	$(2,721)	(100%)	$105	$6,889	$(6,784)	(98%)
Sales and marketing expense	1,827	2,073	(246)	(12%)	3,584	4,243	(659)	(16%)
General and administrative expense	1,852	2,273	(421)	(19%)	3,832	4,545	(713)	(16%)
Total Operating Expenses	$3,679	$7,067	$(3,388)	(48%)	$7,521	$15,677	$(8,156)	(52%)

Research and Development.

Research and development expenses for the three months ended June 30, 2023 were zero as compared to $2.7 million for the three months ended June 30, 2022, because 2022 included R&D for the XP5plus and the XP10, but there were no R&D projects during 2023. Although we received new product awards subsequent to June 30, 2023, we expect R&D to remain low as we expect our third-party device manufacturers to pay for the majority of R&D on new products. They will pass along those costs through higher product costs to us.

R&D expenses for the six months ended June 30, 2023 were $0.1 million as compared to $6.9 million in 2022. R&D in 2022 was for the XP10, our new smartphone, and the XP5plus, a new feature phone. Our third-party manufacturers are expected to pay for a significant portion of R&D on new products in the future.

Sales and Marketing.

Sales and marketing expenses for the three months ended June 30, 2023 were $0.2 million or 12% lower than the three months ended June 30, 2022, due to lower payroll related expenses. After the 2022 first quarter, the Company reduced headcount for sales and marketing.

Sales and Marketing expenses for the six months ended June 30, 2023 were $0.7 million or 16% lower than 2022 due to lower payroll related expenses. Headcount was reduced during the second quarter of 2022.

General and Administrative.

General and administrative expenses for the three months ended June 30, 2023 decreased by $0.4 million or 19% as compared to the three months ended June 30, 2022, because of a reduction in outside consultants for finance, accounting, and equity administration.

General and administrative expenses for the six months ended June 30, 2023 decreased $0.7 million or 16% as compared to 2022 because of a reduction in outside consultants.

Income Tax Expense

Income tax expense increased for both the three months and six months ending June 30, 2023 because higher net income caused higher income tax expense. This income tax expense for the U.S. is accrued as we do not expect to pay cash for a few years due to Net Loss Carryforwards for our U.S. federal taxes.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of June 30, 2023, we did not have any convertible loans or any other borrowing structures in place.

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $9.7 million, as of June 30, 2023. During the six months ended June 30, 2023, our net income was $0.7 million and our use of cash from operations was $3.4 million. Our cash balance is expected to cover any negative cash flow that may be caused by developing new products over the next year. Increased revenue from new products are expected to increase cash flow in 2024. We expect to meet all obligations with existing cash and operating cash flow for a period of at least one year from the date of release of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We are investigating various options to raise capital through the issuance of debt. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from an inability to pay obligations. Cash at June 30, 2023, was $9.7 million, or $3.5 million lower than net cash of $13.2 million on December 31, 2022. The decrease was driven by an increase in accounts receivable of $4.2 million due to longer delivery times to the end customer for tablets that cause longer than traditional payment cycle.

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$(3,397)	$156
Net cash used in investing activities	(23)	(6)
Net cash provided by (used in) financing activities	(73)	6,772
Net increase (decrease) in cash and cash equivalents	(3,493)	6,922

Cash flows from operating activities

For the six months ended June 30, 2023, cash used in operating activities was $3.4 million, primarily attributable to a net increase in our net operating assets and liabilities of $6.0 million, which was partially offset by net non-cash charges of $1.9 million and net income of $0.7 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $4.1 million (increased sales to our tablet customer), and an increase in contract fulfillment assets of $1.1 million (capitalized costs for phone certifications). Additionally, accrued severance and accrued bonuses decreased by $1.2 million due to payments in 2023. Non-cash charges primarily consist of $1.2 million in depreciation and amortization, and $0.7 million for stock-based compensation.

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

Cash flows from investing activities

For the six months ended June 30, 2023 and 2022, there were no significant investing activities.

Cash flows from financing activities

For the six months ended June 30, 2023, there were no significant financing activities.

For the six months ended June 30, 2022, cash provided by financing activities was $6.8 million due to cash received from investors for the purchase of the Company’s common stock.

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

Material Weaknesses in Internal Control and Plan for Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we identified a material weakness in our internal controls over financial reporting related to the design and implementation of our IT general controls including a failure to document reviews of changes to user roles in our financial reporting systems and subsystems. Management has taken and continues to take significant and comprehensive actions to remediate the material weakness. Although we have made progress with the remediation of these issues, these remediation actions are ongoing, During the second quarter of 2023, we were unable to remediate this internal control weakness because the new control was not in effect the entire period.

As part of our remediation efforts, we improved our IT general controls by removing most elevated (administrator) access to financial reporting systems and by providing additional controls over administrator system access. During the three months ended June 30, 2023, we improved our IT general controls by implementing new auditable evidence of ongoing reviews of changes in user roles.

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

Changes in Internal Control Over Financial Reporting

Except for the changes related to the Company’s remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 9, Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.

1.	The risk factor titled “We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock” shall be amended and restated as follows:

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

2.	The following additional risk factor shall be added supplementally:

Our entry into the data device sector could divert our management team’s attention from existing products, cause delays in launching our new products, or otherwise have a significant adverse impact on our business, operating results, and financial condition.

In August of 2023, as part of our expansion efforts, we announced an expansion of our product portfolio and introduced a new Connected Solutions division which is set to begin launching products in 2024 in the U.S., Canada, Europe, and Asia/Pacific. Connected Solutions will primarily consist of mobile hotspots, fixed wireless, and USB dongle devices. The success of this new division depends in large part on our team’s ability to correctly identify and address the market opportunity, to execute our plans to develop, manufacture, market, and sell our new family of data devices.

We will need to find efficient manufacturing capabilities of our ODM partners and processes and develop the supply chains necessary to support our expansion into the data device sector. Our production plan for this product expansion is based on many key assumptions, including that:

●	we correctly estimated customer demand for our new product portfolio;

●	we will be able to timely engage manufacturers for the manufacturing of these products on terms and conditions that are acceptable to us;

●	manufacturers will be able to obtain needed components on a timely basis and in the necessary quantities;

●	we will be able to complete the final product design for delivery to our manufacturers in a timely manner; and

●	manufacturers will be able to produce these devices in a timely manner.

Our entry into these next-generation devices, and in the overall data device sector other than smartphones, may divert our management team’s attention from existing products development and may cause our inability to achieve the planned product portfolio expansion which could negatively impact our business, financial condition, and results of operations.

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

SONIM TECHNOLOGIES, INC.

Date: August 14, 2023	By:	/s/ Hao Liu
Hao (Peter) Liu
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

