Form 10-Q
period 2023-09-30
SONIM TECHNOLOGIES INC
filed 2023-11-14
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

On October 31, 2023, there were 43,067,433 shares of the registrant’s common stock, par value $0.001, outstanding.

i

Cautionary Note about Forward-Looking Statements

This Quarterly Report contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that act as well as protections afforded by other federal securities laws. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. The forward-looking statements in this Quarterly Report include, among other things, statements in:

(i)	Note 9 — Commitments and Contingencies to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on our financial condition and results of operations of, certain litigations and other proceedings to which we are a party;

(ii)	Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the statements with regard to the future changes to our business and our expectations regarding our strategy and new lines of products; and

(iii)	Part I, Item 4. “Controls and Procedures,” including our assessment of the timeline of remedial efforts with regard to the material weakness in our internal control over financial reporting.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the availability of cash on hand and other sources of liquidity to fund our capital expenditures;

●	we may not be able to continue to develop solutions to address user needs effectively, including our next-generation products, which could materially adversely affect our liquidity and our ability to continue operations;

●	our entry into the data device sector could divert our management team’s attention from existing products, cause delays in launching our new products, or otherwise have a significant adverse impact on our business, operating results, and financial condition;

●	we have failed and may continue to fail, to meet the listing standards of Nasdaq, and as a result, our common stock may become delisted, which could have a material adverse effect on the trading, liquidity, and market price of our common stock;

●	the financial and operational projections that we may provide from time to time are subject to inherent risks;

●	our ability to incorporate emerging technologies into our new consumer products given the lengthy development cycle;

●	our ability to adapt to shortened customer lead times and tightened inventory controls from our key customers;

●	a small number of customers account for a significant portion of our revenue;

●	we are materially dependent on some customer relationships that are characterized by product award letters and the loss of such relationships could harm our business and operating results;

●	our quarterly results may vary significantly from period to period;

●	we rely primarily on third-party contract manufacturers and partners;

●	if our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims;

●	we are required to undergo a lengthy customization and certification process for each wireless carrier customer;

●	we are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel;

●	we have identified one material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements;

●	we face risks related to the impact of global macroeconomic events, inflation, and COVID-19; and

●	other risks and uncertainties described in this report, our most recent Annual Report on Form 10-K, and our other filings with the SEC.

We urge investors to consider all of the risks, uncertainties, and other factors disclosed in these filings carefully in evaluating the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results or developments anticipated by us and reflected or implied by any forward-looking statement contained in this Quarterly Report will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for us or affect us, our operations or financial performance as we forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized, or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report, and we undertake no obligation to update any such statements to reflect subsequent events or circumstances.

ii

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$9,797	$13,213
Accounts receivable, net	30,348	22,433
Non-trade receivable	1,630	2,269
Inventory	4,219	3,910
Prepaid expenses and other current assets	1,543	1,807
Total current assets	47,537	43,632
Property and equipment, net	80	168
Right-of-use assets	120	66
Contract fulfillment assets	7,884	6,848
Other assets	2,989	2,972
Total assets	$58,610	$53,686
Liabilities and stockholders’ equity
Current portion of long-term debt	$37	$147
Accounts payable	23,256	21,126
Accrued expenses	10,614	10,692
Current portion of lease liability	120	66
Deferred revenue	11	31
Total current liabilities	34,038	32,062
Income tax payable	1,462	1,429
Accrued severance	—	150
Total liabilities	35,500	33,641
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 42,551,041 and 40,774,687 shares issued and outstanding at September 30, 2023, and December 31, 2022, respectively.	43	41
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at September 30, 2023, and December 31, 2022, respectively.	—	—
Additional paid-in capital	271,674	269,874
Accumulated deficit	(248,607)	(249,870)
Total stockholders’ equity	23,110	20,045
Total liabilities and stockholders’ equity	$58,610	$53,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Net revenues	$27,566	$20,497	$80,202	$45,710
Cost of revenues	21,963	17,181	65,998	38,019
Gross profit	5,603	3,316	14,204	7,691
Operating expenses:
Research and development	741	(135)	846	6,754
Sales and marketing	2,133	1,511	5,717	5,754
General and administrative	2,041	3,869	5,873	8,414
Total operating expenses	4,915	5,245	12,436	20,922
Net income (loss) from operations	688	(1,929)	1,768	(13,231)
Interest expense	(6)	(22)	(11)	(96)
Gain on termination of lease	—	730	—	730
Loss on sale of assets	—	(130)	—	(130)
Other income (expense), net	(59)	(185)	(213)	(117)
Net income (loss) before income taxes	623	(1,536)	1,544	(12,844)
Income tax expense	(96)	(72)	(281)	(201)
Net income (loss)	$527	$(1,608)	$1,263	$(13,045)
Net income (loss) per share
Basic	$0.01	$(0.04)	$0.03	$(0.52)
Diluted	$0.01	$(0.04)	$0.03	$(0.52)
Weighted–average shares used in computing net income (loss) per share
Basic	41,851,729	36,085,226	41,269,583	24,888,859
Diluted	42,992,680	36,085,226	42,535,699	24,888,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023, AND 2022 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AMOUNTS)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended September 30, 2022	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2022	19,340,560	$19	$254,213	$(247,220)	$7,012
Issuance of common stock, net of issuance costs	20,833,333	21	14,349	—	14,370
Issuance of common stock, compensation	385,599	1	260	—	261
Net settlement of common stock upon release of RSU	98,336	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	637	—	637
Net loss	—	—	—	(1,608)	(1,608)
Balance at September 30, 2022	40,657,828	$41	$269,459	$(248,829)	$20,671

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2022	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	18,808,885	$19	$253,416	$(234,805)	$18,630
Issuance of common stock, net of issuance costs	20,878,638	21	14,394	—	14,415
Issuance of common stock, compensation	800,622	1	513	—	514
Adoption of ASC 842 – leases	—	—	—	(978)	(978)
Net settlement of common stock upon release of RSU	169,683	—	—	—	—
Employee and nonemployee stock-based compensation	—	—	1,136	—	1,136
Net loss	—	—	—	(13,045)	(13,045)
Balance at September 30, 2022	40,657,828	$41	$269,459	$(248,829)	$20,671

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended September 30, 2023	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2023	41,110,279	$41	$270,742	$(249,134)	$21,649
Net settlement of common stock upon release of RSU	299,151	—	—	—	—
Issuance of common stock for payment of services	141,611	1	143	—	144
Issuance of common stock upon exercise of stock options	1,000,000	1	418	—	419
Employee and nonemployee stock-based compensation	—	—	371	—	371
Net income	—	—	—	527	527
Balance at September 30, 2023	42,551,041	$43	$271,674	$(248,607)	$23,110

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2023	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	40,774,687	$41	$269,874	$(249,870)	$20,045
Net settlement of common stock upon release of RSU	319,000	—	—	—	—
Issuance of common stock for payment of services	457,354	1	344	—	345
Issuance of common stock upon exercise of stock options	1,000,000	1	418	—	419
Employee and nonemployee stock-based compensation	—	—	1,038	—	1,038
Net income	—	—	—	1,263	1,263
Balance at September 30, 2023	42,551,041	$43	$271,674	$(248,607)	$23,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

(IN THOUSANDS OF U.S. DOLLARS)

	Nine Months Ended September 30
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,263	$(13,045)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,250	555
Stock-based compensation	1,038	1,136
Stock issued for services	345	514
Amortization of lease liability and lease interest expense	(201)	(561)
Loss on disposal of assets	—	130
Gain on termination fee	—	(730)
Lease termination fee	—	(260)
Bad debt expense (benefit)	—	2
Changes in operating assets and liabilities:
Accounts receivable	(7,915)	(5,485)
Non-trade receivable	639	1,365
Inventory	(309)	1,454
Prepaid expenses and other current assets	352	3,415
Contract fulfillment costs	(1,973)	(1,604)
Other assets	(105)	139
Accounts payable	2,130	2,962
Accrued expenses	(228)	(450)
Deferred revenue	(20)	255
Income tax payable	33	71
Net cash provided by (used in) operating activities	(3,701)	(10,137)
Cash flows from investing activities:
Purchase of property and equipment	(24)	(6)
Net cash used in investing activities	(24)	(6)
Cash flows from financing activities:
Repayment of debt	(110)	(30)
Proceeds from exercise of stock options	419	—
Proceeds from issuance of common stock, net of costs	—	14,414
Net cash provided by (used in) financing activities	309	14,384
Net increase (decrease) in cash and cash equivalents	(3,416)	4,241
Cash and cash equivalents at beginning of period	13,213	11,233
Cash and cash equivalents at end of period	$9,797	$15,474
Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$96
Cash paid for income taxes	$69	$103

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

NOTE 1 —The Company and its significant accounting policies

Description of Business —Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999, and is headquartered in San Diego, California. We are a leading provider of rugged and consumer durable mobile devices designed to provide extra protection for users who demand more durability in their work and everyday lives. Historically, we were focused on handsets and accessories in the enterprise and government sectors. However, we believe there is a greater market need for additional devices in both the consumer and data device spaces that could benefit from a more durable feature set that is embedded in the Company’s DNA. In 2022, we introduced a tablet line that has generated a significant portion of our revenue since its introduction.  The tablet was designed with a large screen that allows customers to easily access and process IoT data.  This was the beginning of the diversification of our portfolio, and the process is ongoing.

Liquidity and Ability to Continue as a Going Concern – The Company’s (as defined below) condensed consolidated financial statements account for the continuation of our business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products. The Company’s principal sources of liquidity as of September 30, 2023, consist of existing cash and cash equivalents totaling $9.8 million, and positive cash flow from the sale of products over the next year. The Company had net income for the three and nine months ended September 30, 2023 of $0.5 million and $1.3 million respectively. Based on these facts, the Company believes that it has the ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

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

None.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

NOTE 2 —Revenue recognition

The Company recognizes revenue primarily from the sale of products, which are primarily mobile phones, tablets, and related accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company also recognizes revenue from other contracts that may include a combination of products and non-recurring engineering (NRE) services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being identified and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three and nine months ended September 30, 2023, and 2022, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific products. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

Disaggregation of revenue

The following table presents the Company’s net revenue disaggregated by product category:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Smartphones	$8,364	$1,506	$23,683	$10,956
Feature Phones	4,907	4,779	11,737	19,618
Tablets	13,870	13,870	43,864	13,870
Accessories / Other	425	342	918	1,266
	$27,566	$20,497	$80,202	$45,710

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

The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40 Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs over the estimated period of time over which they are expected to be recovered, which is typically 4 years, the estimated life of a particular model phone. As of September 30, 2023, and December 31, 2022, the total net contract fulfillment assets were $7,884 and $6,848, respectively.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the contract liabilities were $11 and $31, respectively.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at September 30, 2023, and December 31, 2022.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$382	$—	$—	$382

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,501	$—	$—	$1,501

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

NOTE 4 —Significant Balance Sheet Components

Accounts Receivable consists of the following:

	September 30, 2023	December 31, 2022
Trade receivables	$30,461	$22,546
Allowance for doubtful accounts	(113)	(113)
Accounts receivable trade, net	30,348	22,433
Vendor non-trade receivables	1,630	2,269
Total accounts receivable	$31,978	$24,702

The Company has non-trade receivables from a manufacturing vendor resulting from the sale of components to this vendor who manufactures and assembles final products for the Company.

The Company analyzes the need for reserves for potential credit losses and records allowances for doubtful accounts when necessary. The Company had allowances for such losses totaling $113 as of September 30, 2023 and December 31, 2022.

Trade receivables from the customer that purchases tablets from the Company account for 68% and 84% of total accounts receivable at September 30, 2023 and December 31, 2022 respectively. The tablets business uses the Original Device Manufacturer (“ODM”) model where the customer imports the tablets to the U.S., the tablets are rebranded, and the tablets are sold to a U.S. retailer. Due to the delay in shipping the product to the end customer, the payment terms for accounts receivable are much longer than our traditional direct sales to carriers. The customer is making regular payments, and the Company believes that the entire accounts receivable balance as of September 30, 2023 is collectible, and that no reserve is required.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

Inventory consists of the following:

	September 30, 2023	December 31, 2022
Devices – for resale	$3,749	$3,473
Raw materials	—	14
Accessories	470	423
	$4,219	$3,910

The Company purchases raw materials in bulk to obtain a lower price. The raw materials are resold to third-party manufacturers at the Company’s cost.

Distributor returns allowance

The Company records reductions to cost of goods sold related to future distributor product returns based on the Company’s expectation. The Company had inventory related to distributor product returns totaling approximately $4 as of September 30, 2023 and December 31, 2022.

Other assets consisted of the following:

	September 30, 2023	December 31, 2022
Advances to third-party manufacturers	$2,000	$2,000
Director and officer insurance	437	525
Deposits	309	311
Other	243	136
	$2,989	$2,972

Accrued Expenses consisted of the following:

	September 30, 2023	December 31, 2022
Customer allowances	$7,300	$4,130
Employee-related liabilities	886	1,365
Warranties	518	636
Accrual for goods received not invoiced	13	301
Contractual obligations	286	1,107
Royalties	391	256
Contract fulfillment liabilities	356	1,469
Credits due to customers	318	961
Legal	286	296
Other	260	171
	$10,614	$10,692

NOTE 5 —Leases

The Company adopted ASU 2016-02 on January 1, 2022. The Company elected to use “the effective date” method where the comparative reporting periods are unchanged from legacy US GAAP. The Company elected the package of practical expedients to not reassess the classifications of existing leases and to not reassess if initial direct costs qualify for capitalization. All of the Company’s leases are for office space. The Company has elected the practical expedient to not separate lease components from nonlease components for all leases. The Company elected the practical expedient for short-term leases for leases that have terms of one year or less. ROU assets and lease liabilities were not established for these short-term leases and rent payments are recorded as rent expense.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

On January 1, 2022 the Company began recording all lease payments as the payment of lease expense and a reduction of the lease liability for the leases that are not short-term. ROU assets are amortized over the life of the Company’s lease. The following table shows the activity of the ROU assets and lease liability for the nine months ending on September 30, 2023 and 2022:

Lease Liability
Balance, December 31, 2022	$66
Additions	255
Principal payments	(201)
Balance, September 30, 2023	120
Less short-term portion	(120)
Long-term lease liability	$—

ROU Assets
Balance, December 31, 2022	$66
Additions	255
Amortization	(201)
Balance, September 30, 2023	$120

Lease Liability
Balance, December 31, 2021	$—
Adoption of ASC 842	1,976
Derecognition on cancelation of lease	(1,211)
Principal payments	(561)
Balance, September 30, 2022	204
Less short-term portion	204
Long-term lease liability	$—

ROU Assets
Balance, December 31, 2021	$—
Adoption of ASC 842	1,976
Derecognition of deferred rent liability	(142)
Impairment of ROU asset	(978)
Derecognition on cancelation of lease	(221)
Amortization	(431)
Balance, September 30, 2022	$204

Future minimum lease payments under noncancelable operating lease commitments are as follows as of September 30, 2023:

Year Ending, December 31st,
2023	$66
2024	56
Total undiscounted minimum lease commitments	122
Effect of discounting	(2)
Lease liabilities at September 30, 2023	$120

In connection with leases, for the nine months ended September 30, 2023 and 2022, the Company recognized $201 and $431 for the amortization of ROU assets, $7 and $74 for interest expense on lease liabilities, and $41 and $70 of rent expense was included in Cost of Revenues. Variable lease payments, including reimbursements to the landlord for property taxes and operating expenses, of approximately zero and $140, and short-term rent payments of $3 and $7 were included in rent expense for the nine months ended September 30, 2023 and 2022. The Company does not have any lease extension or termination options on any lease that it expects to execute. There are no residual value guarantees in any lease. The weighted average remaining lease term of the operating leases is approximately 5 months.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

NOTE 6 —Borrowings

Promissory Notes Payable —In 2014 and 2017, the Company entered into agreements with one of its suppliers, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements are paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. Remaining balances are all current liabilities and are $37 and $147 at September 30, 2023, and December 31, 2022, respectively.

NOTE 7 —Stock-based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of revenues	$28	$9	$230	$89
Sales and marketing	90	3	222	53
General and administrative	231	622	564	1,230
Research and development	22	3	22	18
	$371	$637	$1,038	$1,136

Stock Options:

Stock option activity for the nine months ended September 30, 2023, is set forth in the table below:

		Weighted	Weighted average
		average	remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2023	4,476,215	$0.95	9.76	$358
Options granted	1,483,000	$0.54
Options exercised	(1,000,000)	0.42
Options forfeited	—
Options expired	(7,833)	4.50
Outstanding at September 30, 2023	4,951,382	$0.93	9.12	$1,091

Exercisable at September 30, 2023	403,420	$5.75	8.62	$89

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of September 30, 2023, there was approximately $2,174 of unamortized stock-based compensation cost related to unvested stock options and Restricted Stock Units (“RSU’s”), which is expected to be recognized over a weighted average period of 1.88 years.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

Restricted Stock Units:

RSU activity for the nine months ended September 30, 2023, is set forth in the table below:

RSUs
Outstanding at January 1, 2023	860,888
Granted	87,100
Released	(605,392)
Forfeited	(5,200)
Outstanding at September 30, 2023	337,396

NOTE 8 —Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the nine months ended September 30, 2023, and 2022, the Company recorded provisions for income taxes of $281 and $201, respectively.

NOTE 9 —Commitments and Contingencies

Employee Retention Credit—On September 14, 2023, the Company filed claims with the IRS for the Employee Retention Credit. The total amount of the claims by the Company is $1.2 million. On September 14, 2023, the IRS announced an immediate stop to the processing of new Employee Retention Credit claims. Because of the uncertainty of if and when the IRS will process the Company’s claims, the Company has not accrued a receivable for these claims as of September 30, 2023. The Company will record this claim if the Company receives payment for the claim by the IRS or receives correspondence from the IRS indicating that the Company’s claims have been approved.

Purchase Commitments—The aggregate amount of noncancelable purchase orders as of September 30, 2023 and December 31, 2022, was approximately $20,839 and $19,975, respectively, and were related to the purchase of inventory and components of our devices.

In 2021, the Company outsourced substantially all of its software development to a third party and the Company entered into an agreement of future business volume over the next three years. The agreement was renegotiated in 2022 and the remaining commitment as of September 30, 2023 and December 31, 2022 is $289 and $1,154 respectively.

Royalty payments— The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire between 2024 and 2033. Royalty expense for the nine months ended September 30, 2023, and 2022 was $793 and $964, respectively and is included in Cost of Revenues. The Company may be required to pay additional royalties to additional patent holder and technology providers on future products.

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

Indemnification—Under the terms of its agreements with wireless carriers and other partners, the Company has agreed to provide indemnification for intellectual property infringement claims related to the Company’s products sold by them to their end customers. From time to time, the Company receives notices from these wireless carriers and other partners of a claim for infringement of intellectual property rights potentially related to their products. These infringement claims have been settled, dismissed, have not been further pursued by the customers, or are pending for further action by the Company.

Contingent severance obligations—The Company has agreements in place with certain key employees (Executive Severance Arrangements) guaranteeing severance payments under certain circumstances. Generally, in the event of termination by the Company without cause, termination due to death or disability, or resignation for good reason, the Company is obligated to pay the employees in accordance with the terms of the agreements. On July 13, 2022, Robert Tirva, the CFO and President of the Company, resigned and became eligible for $1 million in severance payments over 20 months, plus certain health insurance benefits. The severance costs were charged to expense as of the severance date.

NOTE 10 —Net Earnings (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share attributable to common stockholders for the three and nine months shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net profit (loss)	$527	$(1,608)	$1,263	$(13,045)
Denominator:
Weighted-average shares used in computing net earnings (loss) per share, basic	41,851,729	36,085,226	41,269,583	24,888,859
Net earnings (loss) per share, basic	0.01	(0.04)	0.03	(0.52)
Weighted-average shares used in computing net earnings (loss) per share, diluted	42,992,680	36,085,226	42,535,699	24,888,859
Net earnings (loss) per share, diluted	$0.01	$(0.04)	$0.03	$(0.52)

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

The dilutive common shares that were used in the calculation of diluted earnings for 2023 are presented in the table below. The 2022 amounts were not used as they were antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Shares subject to options to purchase common stock	4,951,382	62,548	4,951,382	62,548
Unvested restricted stock units	337,396	691,355	337,396	691,355
Shares subject to warrants to purchase common stock	2	2	2	2
Total	5,288,780	753,905	5,288,780	753,905

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

The following table summarizes the revenue by region based on ship-to destinations for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
U.S.	$11,798	$4,351	$25,184	$24,284
Canada and Latin America	1,706	1,855	7,477	6,132
Europe and Middle East	87	266	3,000	1,159
Asia Pacific	13,975	14,025	44,541	14,135
Total revenues	$27,566	$20,497	$80,202	$45,710

The following table summarizes the composition of revenues for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product Sales	$27,565	$20,497	$80,201	$45,684
Services	1	0	1	26
Total revenues	$27,566	$20,497	$80,202	$45,710

Revenue from customers with concentration greater than 10% in three and nine months ended September 30, 2023 and 2022 accounted for approximately the following percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	50%	68%	55%	30%
Customer B	35%	16%	26%	30%
Customer C	*	*	*	11%
Customer D	*	*	*	10%

*	Customer revenue did not exceed 10% in the respective period.

NOTE 12 —Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with “Cautionary Note About Forward-Looking Statements” and our consolidated financial statements and related notes included under Item 1 of this Quarterly Report as well as our most recent Annual Report on Form 10-K for the year ended December 31, 2022 as amended, including Part 1, Item 1A “Risk Factors.”

Company Overview

Sonim Technologies is a leading U.S.-based provider of ultra-rugged mobile devices and accessories designed specifically for task workers physically engaged in their work environments, often in mission-critical roles. As part of our expansion efforts, the Company will be introducing our Connected Solutions division which will begin launching products in 2024 in the U.S., Canada and Asia/Pacific. Connected Solutions will primarily consist of mobile hotspots, fixed wireless and USB dongle devices. In addition to this, the Company will be launching a line of consumer durable products to address consumers who need more protection in their devices without sacrificing key design elements and maintaining an attractive price point. The Company sells tablets that connect to the internet to a customer who rebrands them for sale in the U.S.

Revenues are primarily generated from sales of our mobile phones and industrial-grade accessories, predominantly to wireless carriers in the United States and Canada. We currently have products available at all three U.S. Tier-one carriers – AT&T, T-Mobile and Verizon as well as the three primary carriers in Canada – Bell, Telus and Rogers. These carriers then resell our products, along with network services, to end customers focusing on two primary end markets: industrial enterprise and public sector. Tablets are sold to a customer who resells them to a carrier in the U.S.

Given our primary sales channels in the U.S. and Canada consist of large wireless carriers, our customer base is somewhat concentrated. For the quarter ended September 30, 2023, large wireless carriers contributed 39% of our revenues, with our top three carrier customers accounting for 36%. Our tablet customer represents 50% of our revenue. During this period, smartphones constituted 30% of our revenues, feature phones 18%, and tablets 50%. We anticipate that tablet sales will continue through 2024.

While we continue to design ultra rugged phones and accessories, we are broadening our product range to appeal to a more diverse audience. Our core value proposition, which has earned us a loyal following, remains the foundation of our expanded offerings, including rugged durable phones and wireless data devices. These new products will not only expand our portfolio of products but will allow the Company to diversify our customer base into new markets. New product launches for hotspots and consumer oriented phones will begin in 2024 and sales will continue over the next few years.

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

To ensure quality, cost-effectiveness, and reliability in our supply chain, we directly manage the procurement of certain final assembly materials for our products, including memory and LCDs. To optimize costs and operational efficiency, we’ve largely outsourced manufacturing functions, software development, and quality control to third parties. Our ongoing commitment at Sonim is to maintain the exceptional durability and reliability that our brand is known for, while developing differentiated products that attract and retain a broader customer base.

Recent Developments

Recent Product Awards

The first step in selling our products through cell phone carriers is to receive a product award from the carrier. The award documents the intent of the carrier to carry the proposed product and offer it to customers through their stores or online. The carrier and Sonim agree to a launch date that is generally nine months or longer from the date of the product award. After the product award, the Company and its partners complete the design that include the unique specifications from the carrier, test the device, obtain certification from the carrier to sell the device, and begin full scale manufacturing of the product based on purchase orders issued by the carrier.

In the third quarter of 2023, the Company received six separate product awards for the new hotspot device that connects users to the internet through the 4G or 5G phone network. These devices can replace a cable modem at a much lower monthly cost, is portable, and can be used anywhere that is covered by the 4G or 5G network. These product awards are from three tier-one carriers in the U.S., one tier-one carrier in Canada, and one tier-one carrier in Australia. The Company expects to launch the hotspots with different carriers beginning in the second quarter of 2024, through the fourth quarter of 2024. Incremental revenue and incremental net income are expected once these products are launched.

In the third quarter of 2023, the Company also received a product award for a new ultra-rugged smartphone from a tier-one U.S. carrier. This phone is sleeker than our current ultra-rugged smartphone and will be targeted to small businesses and consumers that are exposed to challenging environments and who want a more durable phone that looks and feels like other consumer phones and has the same great features as other Android phones. This product is expected to launch in the second half of 2024.

In the third quarter of 2023, the Company also received a product award for a value 5G smartphone from a tier-one U.S. carrier. This phone looks and feels like other consumer phones and has the same great Android features. The differentiator is that it is much more durable than other phones, and it does not require a separate protective case. This product is expected to launch in the middle of 2024.

Nasdaq Minimum Bid Price Delinquency and Reverse Stock Split

On September 14, 2023, we received a letter from the listing qualifications staff of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that Sonim is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) for continued listing. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. In accordance with the Compliance Period Rule, the Company has 180 calendar days, or through March 12, 2024, to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. We will continue to monitor the closing bid price of our common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. We are evaluating options for regaining compliance with the Minimum Bid Rule, including seeking stockholder approval at our 2024 annual meeting of stockholders to declare and effect a reverse stock split.

Results of Operations

The following tables present key components of our results of operations for the three and nine months ended September 30, 2023, compared to results for the same period in 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Increase (Decrease)%		2023	2022	Increase (Decrease)%
Net revenues	$27,566	$20,497	$7,069	34%	$80,202	$45,710	$34,492	75%
Cost of revenues	21,963	17,181	4,782	28%	65,998	38,019	27,979	74%
Gross profit	5,603	3,316	2,287	69%	14,204	7,691	6,513	85%
Operating expenses	4,915	5,245	(330)	(6)%	12,436	20,922	(8,486)	(41)%
Income (loss) from operations	688	(1,929)	2,617	136%	1,768	(13,231)	14,999	113%
Interest and other expense, net	(65)	393	(458)	(117)%	(224)	387	(611)	(158)%
Income (loss) before income taxes	623	(1,536)	2,159	141%	1,544	(12,844)	14,388	112%
Income tax expense	(96)	(72)	(24)	(33)%	(281)	(201)	(80)	(40)%
Net income (loss)	$527	$(1,608)	$2,135	133%	$1,263	$(13,045)	$14,308	110%

Net Revenues

For the three months ended September 30, 2023, net revenues increased 34% to $27.6 million, from $20.5 million for the three months ended September 30, 2022. The increase in net revenues was primarily because XP10 sales in 2023 were $6.9 million higher than the XP8, the prior version of the smartphone. The XP8 sales were lower because end customers were waiting for the upgraded XP10 that was launched in November 2022.

For the nine months ended September 30, 2023, net revenues increased 75% to $80.2 million, from $45.7 million in 2022. The increase is due to an increase of $30.0 million in tablet sales in 2023 because the tablet was not launched until the third quarter of 2022. Also, sales of the XP10 smartphone in 2023 were $12.3 million higher than the prior model smartphone (XP8) in 2022 because of upgrade demand from existing customers. This was partially offset by decreases of $4.8 million from XP5 series phones as 2022 included upgrades to the newer XP5S. In addition, flip phone sales were $2.7 million lower because 2022 included upgrades following the launch of the XP3plus in September 2021.

Gross Profit

Gross profit for the three months ended September 30, 2023 increased 69% from 2022 due to higher revenue from the XP10 that has a high profit margin.

Gross profit for the nine months ended September 30, 2023 increased 85% to $14.2 million from $7.7 million in 2022. The higher gross profit is from higher revenue from tablets and because smartphone sales were higher, and smartphones have a higher profit margin as compared to tablets and feature phones.

Operating Expenses and Net Operating Income

Net operating income for the three months ended September 30, 2023 improved by $2.6 million compared to the three months ended September 30, 2022, driven by increased gross profit of $2.3 million due to higher smartphone sales in 2023, and a $0.3 million decrease in operating expenses.

Net operating income for the nine months ended September 30, 2023 improved by $15.0 million compared to the nine months ended September 30, 2022. Gross profit improved by $6.5 million due to higher profits from tablet sales, R&D expenses decreased by $5.9 million because we had no R&D projects for the first two quarters of 2023, and general & administrative expenses improved by $2.5 million primarily because 2022 had $1.5 million in severance expenses for terminated executives, and 2023 did not have salary costs for these terminated executives.

Operating expenses are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(in thousands, except %)				(in thousands, except %)
Research and development expense	$741	$(135)	$876	649%	$846	$6,754	$(5,908)	(87)%
Sales and marketing expense	2,133	1,511	622	41%	5,717	5,754	(37)	(1)%
General and administrative expense	2,041	3,869	(1,828)	(47)%	5,873	8,414	(2,541)	(30)%
Total Operating Expenses	$4,915	$5,245	$(330)	(6)%	$12,436	$20,922	$(8,486)	(41)%

Research and Development.

Research and development (“R&D”) expenses for the three months ended September 30, 2023 were $0.7 million as compared to a negative $0.1 million for the three months ended September 30, 2022, because 2022 included a prior period adjustment to capitalize contract fulfillment costs that related to the second quarter of 2022. The 2023 quarter included internal R&D for Sonim employees who worked on the new hotspots and phones that received product awards in July 2023.

R&D expenses for the nine months ended September 30, 2023 were $0.8 million as compared to $6.8 million in 2022. R&D in 2022 was for the XP10, our upgraded smartphone, and the XP5plus, an updated feature phone. The 2023 quarter included R&D on the new hotspots and the two new phones that are expected to launch in 2024.

Sales and Marketing.

Sales and marketing expenses for the three months ended September 30, 2023 were $2.0 million or 41% higher than the three months ended September 30, 2022, due to headcount that was added in 2023 to support sales in Europe, the Middle East, and Australia. We also hired a new VP of Marketing in 2023 and increased our spending on marketing to support new products that will be launched in 2024.

Sales and marketing expenses for the nine months ended September 30, 2023 were 1% lower than 2022. Higher headcounts in the first half of 2022 offset higher headcounts in the second half of 2023. We expect Sales and Marketing expenses to increase over the next year as we support the new consumer cell phones and promote the Sonim brand.

General and Administrative.

General and administrative expenses for the three months ended September 30, 2023 decreased by $1.8 million or 47% as compared to the three months ended September 30, 2022, because 2022 included $1.2 million of severance expense, and $0.4 million in higher stock-based compensation from the acceleration of stock options for terminated employees and departing board members.

General and administrative expenses for the nine months ended September 30, 2023 decreased $2.5 million or 30% as compared to 2022 because of $1.4 million in severance expense in 2022, and $0.8 million for lower insurance premiums in 2023.

Income Tax Expense

Income tax expense increased for both the three months and nine months ending September 30, 2023 because higher net income caused higher income tax expense. This income tax expense for the U.S. is accrued as we do not expect to pay cash for a few years due to Net Loss Carryforwards for our U.S. federal taxes.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of September 30, 2023, we did not have any convertible loans or any other borrowing structures in place.

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $9.8 million, as of September 30, 2023. During the nine months ended September 30, 2023, our net income was $1.3 million and our use of cash in operations was $3.7 million. Our cash balance is expected to cover any negative cash flow that may be caused by developing new products over the next year. Increased revenue from new products is expected to increase cash flow in 2024. We expect to meet all obligations with existing cash and operating cash flow for a period of at least one year from the date of release of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We are investigating various options to raise capital through the issuance of debt. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Cash and cash equivalents as of September 30, 2023, was $9.8 million, or $3.4 million lower than net cash of $13.2 million on December 31, 2022. The decrease was driven by an increase in accounts receivable of $7.9 million due to longer delivery times to the end customer for tablets and the timing of payments from carrier customers. This was partially offset by higher accounts payable of $2.1 million and net income of $1.3 million.

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$(3,701)	$(10,137)
Net cash used in investing activities	(24)	(6)
Net cash provided by (used in) financing activities	309	14,384
Net increase (decrease) in cash and cash equivalents	(3,416)	4,241

Cash flows from operating activities

For the nine months ended September 30, 2023, cash used in operating activities was $3.7 million, primarily attributable to a net increase in our net operating assets and liabilities of $7.5 million, which was partially offset by net non-cash charges of $2.4 million and net income of $1.3 million. The change in net operating assets and liabilities was primarily due to an increase in accounts receivable of $7.9 million (due to our tablet customer and a large carrier customer), and an increase in contract fulfillment assets of $2.0 million (capitalized costs for phone certifications). These were partially offset by an increase in accounts payable of $2.1 million. Non-cash charges primarily consist of $1.2 million in depreciation and amortization, and $1.0 million for stock-based compensation.

For the nine months ended September 30, 2022, cash used in operating activities was $10.1 million. The negative cash flow was primarily due to a net loss of $13.0 million and an increase in accounts receivable of $5.5 million due to large billings at quarter end. These uses were partially offset by lower prepaids of $3.4 million, higher accounts payable of $3.0 million, and lower inventory of $1.5 million.

Cash flows from investing activities

For the nine months ended September 30, 2023 and 2022, there were no significant investing activities.

Cash flows from financing activities

For the nine months ended September 30, 2023, cash provided by financing activities was $0.3 million due to $0.4 million in proceeds from the exercise of employee stock options.

For the nine months ended September 30, 2022, cash provided by financing activities was $14.4 million due to amounts received from AJP of $17.5 million for their purchase of the Company’s stock, less $3.1 million in costs.

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

Material Weaknesses in Internal Control and Plan for Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we identified a material weakness in our internal controls over financial reporting related to the design and implementation of our IT general controls including a failure to document reviews of changes to user roles in our financial reporting systems and subsystems. Management has taken and continues to take significant and comprehensive actions to remediate the material weakness. Although we have made progress with the remediation of these issues, these remediation actions are ongoing.

As part of our remediation efforts, we improved our IT general controls by removing most elevated (administrator) access to financial reporting systems and by providing additional controls over administrator system access. During the three months ended September 30, 2023, we improved our IT general controls by implementing new auditable evidence of ongoing reviews of changes in user roles.

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

Changes in Internal Control Over Financial Reporting

Except for the changes related to the Company’s remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our entry into these next-generation devices, and in the overall data device sector other than smartphones, may divert our management team’s attention from existing product development and may cause our inability to achieve the planned product portfolio expansion which could negatively impact our business, financial condition, and results of operations.

We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result, our common stock may become delisted, which could have a material adverse effect on the trading, liquidity, and market price of our common stock.

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and timely filing of all periodic financial reports, or risk delisting, which would have a material adverse effect on our business.

On September 14, 2023, we received a letter from Nasdaq notifying us that, because the bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) for continued listing. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or through March 12, 2024, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten (10) consecutive business days as required under Nasdaq Listing Rule 5810(c)(3)(A) (unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)) during the 180-day period).

If Sonim does not regain compliance during this 180-day period, then the Nasdaq staff may grant a second 180 calendar day period to regain compliance, provided Sonim meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the minimum bid price deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split. To qualify, the Company would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. However, if it appears to Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible for the additional compliance period, and we do not regain compliance by the Compliance Date, the Nasdaq Capital Market will provide written notification to us that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if Sonim does appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

This is not the first instance of Sonim’s non-compliance with the Bid Price Rule. We intend to actively monitor the closing bid price of our common stock and, as appropriate, will consider available options to resolve the deficiency and regain compliance with the Bid Price Rule, including potentially seeking to effect a reverse share split, if necessary. There can be no assurance that we will be able to regain compliance with respect to the current deficiency including by effecting a reverse share split, or that we will be able to maintain compliance with the Nasdaq Capital Market continued listing requirements in the future or regain compliance with respect to any future deficiencies. In the event we are delisted from Nasdaq, the only established trading market for our common stock would be eliminated, and we would be forced to list our shares on the OTC Markets or another quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our common stock, reduce institutional investor interest in our company, and may increase the volatility of our common stock. Delisting could also cause a loss of confidence of potential industry partners, lenders, and employees, which could further harm our business and our future prospects.

The financial and operational projections that we may provide from time to time are subject to inherent risks.

The projections and timelines that our management may provide from time to time (including with respect to financial or operational matters and the expansion of our product portfolio and business lines) reflect numerous assumptions made by our management with respect to our specific, as well as general business, economic, market and financial conditions, including our ability to correctly assess the demand to such products from different consumers and other matters, all of which may be difficult to predict and many of which are beyond our control.

Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate or that our organic growth and expansion may be curtailed. You should be prepared for differences between actual and projected results from time to time. Our future actual results may be materially different from those contained in our projections, both as to amounts and as to timing. The inclusion of projections or timelines in this Quarterly Report on Form 10-Q or any other filing we make with the SEC or otherwise communicated to investors by us should not be regarded as an indication that we or our management or representatives considered or consider such projections and timelines to be a reliable prediction of future events, and the projections and timelines should not be relied upon as such.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021.	8-K	001-38907	3.1	September 15, 2021

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-38907	3.1	November 8, 2021

10.1	Consulting Agreement by and between the Company and Alan Howe dated as of August 8, 2023	8-K	001-38907	10.1	August 9, 2023

10.2	Sonim Technologies, Inc. 2019 Equity Incentive Plan, as amended and restated as of September 28, 2023	8-K	001-38907	10.1	September 28, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIM TECHNOLOGIES, INC.

Date: November 14, 2023	By:	/s/ Hao Liu
Hao (Peter) Liu
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

