Form 10-K
period 2023-12-31
SONIM TECHNOLOGIES INC
filed 2024-03-27
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock reported on The Nasdaq Stock Market on June 30, 2023 was approximately $23.1 million.

On March 20, 2024, there were 43,206,083 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III, Items 10-14 of this Form 10-K will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference to the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that act as well as protections afforded by other federal securities laws. Generally, words such as “achieve,” “aim,” “ambitions,” “anticipate,” “believe,” “committed,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goals,” “grow,” “guidance,” “intend,” “likely,” “may,” “milestone,” “objective,” “on track,” “opportunity,” “outlook,” “pending,” “plan,” “position,” “possible,” “potential,” “predict,” “progress,” “roadmap,” “seek,” “should,” “strive,” “targets,” “to be,” “upcoming,” “will,” “would,” and variations of such words and similar expressions identify forward-looking statements, which are not historical in nature. The forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (the “SEC”), including without limitation, the following sections:

(i)	Note 12 - Commitments and Contingencies to those Consolidated Financial Statements regarding the possible outcome of, and future effect on our financial condition and results of operations of, certain litigations and other proceedings to which we are a party;
(ii)	Part I, Item 1. “Business,” including the statements about our business plans and strategy and anticipated benefits therefrom;
(iii)	Part I, Item 1A. “Risk Factors,” including the statements about ongoing risks and uncertainties and our assumptions in connection therewith;
(iv)	Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the statements with regard to the future changes to our business and our expectations regarding our strategy and new lines of products, future cash requirements, assessment of our liquidity, the availability, uses, sufficiency, and cost of capital resources, and sources of funding, and future products, services, and technologies; and
(v)	Part II, Item 9A. “Controls and Procedures,” including the description of limitations on effectiveness of controls and procedures.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the availability of cash on hand and other sources of liquidity to fund our operations and grow our business;
●	our ability to compete effectively depends on multiple factors and we may not be able to continue to develop solutions to address user needs effectively;
●	we may not be able to continue to develop solutions to address user needs effectively, including our next-generation products, which could materially adversely affect our liquidity and our ability to continue operations;
●	a small number of customers account for a significant portion of our revenue;
●	our entry into the data device sector could divert our management team’s attention from existing products, cause delays in launching our new products, or otherwise have a significant adverse impact on our business, operating results, and financial condition;
●	we have failed and may continue to fail, to meet the listing standards of Nasdaq, and as a result, our common stock may become delisted, which could have a material adverse effect on the trading, liquidity, and market price of our common stock;
●	the financial and operational projections that we may provide from time to time are subject to inherent risks;
●	our ability to incorporate emerging technologies into our new consumer products given the lengthy development cycle;
●	our ability to adapt to shortened customer lead times and tightened inventory controls from our key customers;
●	we are materially dependent on some customer relationships that are characterized by product award letters and the loss of such relationships could harm our business and operating results;
●	our quarterly results may vary significantly from period to period;
●	we rely primarily on third-party contract manufacturers and partners;
●	if our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims;
●	we are required to undergo a lengthy customization and certification process for each wireless carrier customer;
●	we are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel;
●	we face risks related to the impact of various economic, political, environmental, social, and market events beyond our control can impact our business and results of operations; and
●	other risks and uncertainties described in this annual report in the “Risk Factors” section, as such descriptions may be updated or amended in any future reports we file with the SEC.

We urge investors to consider all of the risks, uncertainties, and other factors disclosed in these filings carefully in evaluating the forward-looking statements contained in this report. We cannot assure you that the results or developments anticipated by us and reflected or implied by any forward-looking statement contained in this report will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for us or affect us, our operations or financial performance as we forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized, or other factors, the actual results relating to the subject matter of any forward-looking statement in this report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this report are made only as of the date of this report, and we undertake no obligation to update any such statements to reflect subsequent events or circumstances.

As used herein, “Sonim,” the “Company,” “we,” “us,” “our,” and similar terms include Sonim Technologies, Inc. and its subsidiaries, unless the context indicates otherwise.

ii

PART I

Item 1. Business.

Overview

We are a leading U.S.-based provider of rugged solutions, including rugged phones, connected devices, and consumer durable phones. The Company’s growth strategy aims to enhance our leadership position in the rugged market by offering a comprehensive product portfolio that serves a broader customer base. We plan to penetrate the connected solutions market with high quality and competitively priced products and enter the consumer durable phone market, where we offer more durable devices to mid and value tiers. Since the second quarter of 2023 through the filing date of this report, we have won thirteen product awards for our expanded portfolio from carriers and channel partners.    These new products will launch throughout 2024. Additionally, we have a non-core business using the ODM model, where we design products based on a customer’s specifications and find the manufacturer for the product. These products typically have low margins, high volume, and a short life cycle. In 2022 we began selling tablets under this ODM model and ceased tablet sales in October 2023 as their life cycle ended.

We currently have device placements with the three largest wireless carriers in the United States – AT&T, Verizon and T-Mobile – as well as the three largest wireless carriers in Canada – Bell, Telus and Rogers. While we primarily sell through the wireless carrier channel, we also sell through distribution channels in North America and Europe. Our tablets were sold unbranded and were imported by our customer to the U.S., for sale in the U.S. Our devices and accessories connect users with voice, data, workflow, and lifestyle applications that enhance the user experience while providing an extra level of protection.

Our solutions include ultra-rugged mobile phones capable of connecting to both public and private wireless networks, industrial-grade accessories that meet specific application requirements, and software applications and cloud-based tools that provide management and deployment services to our customers. We integrate Push-to-Talk (“PTT”) capabilities into both the hardware and software of our mobile phones, including a dedicated hard key that can initiate a PTT call even if the phone is in a sleep-state. The end customers of our solutions include construction, energy and utility, mining, recreation and hospitality, logistics, manufacturing, public sector and transportation entities. These customers primarily purchase our devices and accessories through their wireless carriers. The key attributes of our core solutions, tailored for the needs of our end users, include impact resistance, waterproofing, chemical resistant, and dustproof construction, extended battery life and extra loud audio, supported by a three-year comprehensive warranty. All of our devices run on the Android operating system, providing a familiar and intuitive user interface. Our smartphones have access to a library of millions of applications available through the Google Play Store. We have also implemented dozens of application programming interfaces (“APIs”) specific to our mobile phones and have partnered with third-party application developers to create a purpose-built experience for our end users using these applications on our mobile phones. This includes working with the leading providers of PTT and mission-critical-PTT, or MCPTT applications to deliver a seamless instant communications experience.

We currently have stocked phone and accessory products with the three largest U.S. wireless carriers: AT&T, T-Mobile and Verizon. This means that these carriers test and certify our mobile phones on their networks and maintain inventory in their warehouses. They then sell these products through their enterprise and retail sales teams to end customers, often on a subsidized or financed basis. Our full product portfolio is also stocked with the three largest Canadian wireless carriers.

We enter into master sales arrangements with carriers, including channel partners that contributed approximately 45% of our total revenues for the year ended December 31, 2023 (under which our partners purchase our solutions for distribution on a purchase order basis). Under these arrangements, we and the channel partners determine sales channel distribution in connection with pricing (including any discounts and price protection) and market positioning of each particular mobile phone product. We also offer our channel partners channel marketing and other promotional incentives, such as sales volume incentives, in exchange for retail price reductions. We may also offer Non-Recurring Engineering, or NRE, services in the form of third-party design services relating to the design of materials and software licenses used in the manufacturing of our products. For the years ended December 31, 2023 and 2022, approximately 88% and 83%, respectively, of our revenues were derived from our top four customers. Similarly, for the years ended December 31, 2023 and 2022, approximately 48% and 42%, respectively, of our revenue came from our tablet product, which had only one customer. We ceased selling tablets in October 2023 as their life cycle ended. As we expand our portfolio and increase sales in Europe and Australia in 2024, we expect our revenues to be less heavily concentrated among our top customers.

For the years ended December 31, 2023, and 2022, our revenue was $93.6 million and $69.8 million, respectively. For the same periods, our net loss was $0.1 million and $14.1 million, respectively. Moreover, net revenues from our top four customers were approximately $82 million and $58 million, for the years ended December 31, 2023, and 2022 respectively.

Our Products

Ruggedized Cell Phones

Communication, data collection, productivity and safety among task workers has always been a central requirement in business-critical and mission-critical environments. Organizations with remote and disparate workers—from police and firefighters to construction, oil rig, logistics and manufacturing workers—need an extremely durable solution that provides reliable and secure voice, data and workflow applications. The global market for rugged devices continues to grow and we believe that the use of consumer phones in line-of-business applications provides an attractive market opportunity. Ruggedized mobile phones are well suited for industrial enterprise and other critical infrastructure applications due to their durability and functionality in a range of environments. Equipping workers with smarter mobile phones also helps enable more efficient communication with and between field employees and enhances the information that decision-makers use to deploy resources within their organizations. The timing of our growth into Europe and other areas outside of North America has accelerated due to the shutdown of a former competitor, Bullitt Group Ltd. (“Bullitt”), in January 2024. We are expanding our sales force and increasing our service infrastructure to serve customers that were previously served by Bullitt.

Connected Solutions Market

Products include mobile hotspots and fixed wireless devices that connect to the internet through the cell phone networks. The carriers have created new revenue streams by providing these devices to their customers to access the internet. These devices replace cable internet access and provide new access to rural areas. The market for these devices is growing tremendously in North America and in Europe. We created a division to design, develop and sell connected solutions devices. With competition exiting the carrier space as well as non-competitively priced products in the market, Sonim believes that this space is a great opportunity for expansion. Sonim has developed feature-rich devices that are competitively priced. The mobile hotspot segment has millions of LTE devices that customers will be upgrading to 5G as the cost of the devices becomes more affordable. The fixed wireless access segment is a greenfield opportunity for wireless operators to establish new revenue streams with their customers. In both areas, Sonim plans to gain market share. We received five product awards for hotspot devices from the U.S. and Canadian carriers, as well as an Australian carrier. We expect to begin launching new hotspots in the first half of 2024.

Consumer Durable Market

We are testing our premise that consumers want a more durable low-cost smartphone with the development of a more durable low-cost smartphone. We may launch a new consumer durable smartphone in late 2024 or 2025.

Original Design Manufacturing (“ODM”) Business Model

In this model, we identify a customer, design a product to meet their needs, outsource the production to a third-party partner, and manage the production and quality control of the product. We use our expertise and experience to efficiently and quickly develop new products that are designed based on a customer’s specifications. The model allows us to reduce our risk by preventing us from having to commit resources for the development, production, and financing of the raw materials and inventory. This is not a core business for the Company, but we will continue to take advantage of opportunities. In 2022 we began selling a tablet under the ODM model. In the fourth quarter of 2023, the tablet reached the end of its life cycle, and we stopped selling the product. We started selling low-cost white-label cell phones under this model in December 2023. Revenue from these phones is expected to expand in 2024. Products under the ODM model have lower costs, lower margins, and shorter life cycles than our other products.

Key Features of Our Ruggedized Solutions

●	Durability and reliability. Our mobile phones can withstand a variety of harsh environments and are supported by our industry-leading three-year comprehensive manufacturer’s warranty, which includes damage from glass breakage, water, dust, and punctures. Key features of our rugged devices include:

●	Puncture, shock, pressure and drop and impact resistance. Durable rubber and Gorilla Glass construction to protect against damage from sharp objects, falls, vigorous movements and compression by heavy weights.

●	Waterproof and dustproof construction. Reinforced seals and waterproof mesh membranes to prevent potential damage caused by moisture and debris.

●	Multi-shift battery life. Replaceable battery designed to provide sufficient power to last through a dual eight-hour shift in most real-world conditions.

●	Extra-loud audio. Produces high sound quality at high volumes and uses noise cancellation technology for loud background noise environments.

●	Glove-friendly design. Screens and buttons responsive to touch through gloves and water.

●	Operational in and resistant to extreme temperatures. Protective exterior prevents damage to our devices’ hardware from very cold and hot temperatures.

●	Chemical resistance. Ability to effectively sterilize and sanitize, regardless of potential contaminants.

●	Increased communication and visibility through an enterprise. Our solutions are used to track locations, update and manage various tasks and enable communication with and between task workers. For example, location tracking and data analytics enable fleet optimization, help enterprises make asset allocation and deployment decisions and ensure that fleets are at the right place at the right time. In addition, our solutions are specifically designed to capture, store and analyze multiple data types for enterprise needs, enabling them to make decisions. For example, by leveraging this data, task workers such as first responders can more strategically plan their logistics resulting in decreased response times. Finally, by providing a reliable mode of communication between employees, supervisors and command centers, those not in the field have crucial insight into the status and performance of task workers in the field. This can also result in improved safety for employees that work in high-risk environments.

●	Enhanced functionality through software and hardware configurations. Our solutions allow end customers and task workers to customize our mobile phones using Android-based applications and vertical-specific accessories to address their varying needs. Enterprises and agencies can leverage the millions of applications available on the Google Play Store, our dozens of device-specific APIs, and our industrial accessories to create a purpose-built solution to meet the specific use cases of their task workers. For example, school bus operators can combine our ruggedized phones, an industrial mounting kit, a PTT application that leverages our APIs and a location-tracking application to ensure that they have a solution that enables constant communication with dispatchers that is compliant with the U.S. Department of Transportation’s hands-free driving regulations and that can also automatically alert parents of route delays. The ability for enterprises and agencies to customize their solutions allows their task workers to use a single device for tasks that would previously require multiple and often more costly devices.

●	Ease of use. Our devices are designed to look and function similarly to the latest generation of consumer-focused mobile phones with additional features for various enterprise-specific purposes, and also run on the Android operating system which has a familiar and intuitive interface. They provide familiar characteristics to many single-purpose devices, such as dedicated physical buttons for PTT and barcode scanning and offer a simplified user interface, which helps minimize the learning curve for task workers who are transitioning from LMR or data capture devices. Furthermore, all of our mobile phones come equipped with our SonimWare software, which helps IT administrators more quickly provision and deploy our devices to task workers, reducing the cost and effort associated with converting to our solutions.

●	Consolidation of devices. A large number of devices can lead to excess bulk carried by task workers and can inhibit their mobility in the field. These specialized devices can also be expensive and typically require full replacement after end-of-life, which can be a cumbersome and costly process. By combining commonly used applications and functionality into one ruggedized device with the option for add-ons, enterprises can reduce the need for multiple, single-purpose devices. We believe that replacing outdated single-purpose devices with a Sonim device can enhance fleets’ mobility and economically streamline equipment updates or replacements.

As a result of these key attributes, we believe that our ruggedized, purpose-built mobile solutions can increase the productivity of task workers and significantly reduce the total cost of ownership for entities deploying our solutions.

Our Strategy

The three pillars of our go-forward strategy are as follows:

●	Enhance and expand our leadership position in rugged enterprise and public sector markets. Expand into Europe and other markets. Take advantage of sales opportunities due to the shutdown of the Bullitt.

●	Approach the data device and connected solutions market with feature-rich devices that are affordably priced and leverage the Company’s high-quality approach to product design and procurement. We have received five product awards for new hotspot devices from U.S. and Canadian carriers, as well as an Australian carrier. These hotspots are expected to launch throughout 2024.

●	Address growing market demand in the consumer market for high quality, lower cost, attractively designed handsets that include key rugged features. We will launch a new consumer durable phone in the fourth quarter of 2024 and we will use this as a gage of consumer demand for a more durable consumer smartphone.

Our strategy includes the following:

●	Strategically grow the Company. Continue to increase the competencies of the Company to develop new connected solutions and rugged products. Expand the sales force in Europe to take advantage of opportunities for connected solutions devices and for rugged phones following the shutdown of Bullitt.

●	Invest in sales channel partnerships and build the Sonim brand to drive sales. Our channel partners are leading global wireless carriers, distributors of data devices, communications system integrators and electronics resellers. These channel partners have large sales forces who sell our solutions to end customers in our target markets. They enable us to cost-effectively scale our business without employing a large direct sales force of our own. Our expansion into the connected solutions markets opens up opportunities with additional carrier partners globally.

Our Target Markets

We believe that our solutions can improve communication reliability, operational efficiency and safety for end customers and task workers in commercial sectors, public sectors, and for individual retail customers. Our ruggedized mobility solutions target three end markets: industrial enterprise, public sector, and consumers that demand a more durable product.

Industrial Enterprise

Transportation and Logistics. Enterprises and fleet workers across supply chain, delivery services, airport workers, and field management rely on mobile devices to operate safely and efficiently in environments that are often susceptible to inclement weather. For enterprises looking to improve supply chain functionality, our mobile resource management applications such as location tracking, mileage tracking, and job dispatch can help businesses monitor operations more efficiently. We believe that a weather-resistant and long-battery ruggedized device, combined with productivity applications and services with the native camera on our XP10 smartphone—provides reliable communication options for transportation and logistics workers. In addition, our solutions reduce the number of devices and tools that these task workers would need to carry in the field by consolidating the functionality of multiple single-purpose devices into one purpose-built mobile device.

Construction. We offer workers in the construction industry crush-, puncture-, scratch- and impact-resistant devices, which we believe to be crucial in environments where there is a high risk of such occurrences. Jobsites also value the PTT capabilities that are tightly integrated into Sonim devices. Additionally, we believe our phones and related accessories help promote worker safety and productivity, with support for lone-worker safety applications and with features such as extended battery life and extra-loud speakers. For business decision-makers, we offer devices with consolidated functionality, which enables a total cost of ownership that we believe is significantly lower versus comparable offerings that enable real-time reporting. This can help eliminate costly delays by capturing verbal, visual, and location data from job sites more efficiently.

Manufacturing. As market demand and competition in the manufacturing sector require more nimble production lines, equipment for reliable communication and safety standard compliance are necessary to improve efficiency and keep workers safe. Our devices’ PTT functionality and extra-loud speakerphones are designed to keep lines of communication open and functional in fast-changing and loud environments, while our glove-friendly touchscreen displays allow workers to have access to real-time data, thus reducing production downtime. Additionally, our devices are designed to survive blunt force and can be sanitized and sterilized for safe use in food or medical processing facilities. We believe that these features can enhance the productivity of workers in the manufacturing industry.

Facilities Management. Service-based operations in large indoor and outdoor facilities, including recreation parks, require management of mobile teams. Our mobile phones consolidate radio, guard tour verification, panic button systems and scanners, which otherwise would require separate and single-purpose equipment. Our devices can improve business operations through functionalities such as automated work order dispatch and job completion verification tools delivered via proprietary third-party applications integrated with our devices.

Energy, Mining, and Utilities. The safety standards for mobile phones used in the energy and utility industry are more stringent due to the reactive characteristics of the natural resources being procured and serviced, as well as the potentially high-voltage or explosive environments. We believe we are uniquely positioned to serve these workers because a number of our devices are designed for use in potentially explosive or hazardous environments (rated Non-Incendive or Intrinsically Safe by either the CSA Group, ATEX or IECEx notified bodies), and their resistance to various chemicals and extreme temperatures. Reliable communication devices are often mission-critical for workers to stay safe while performing energy- and utility-related operations.

Public Sector

Public Safety. In the United States, AT&T’s FirstNet network and Verizon’s public safety prioritization provide optimized networks for this sector. Through our partnerships with the major wireless carriers, we believe we are in a strong position to provide mission-critical solutions to the public safety market as public safety networks mature. Through enhanced communication capabilities, our devices can decrease the response time of first responders and help public safety workers stay safe and connected in hazardous, isolated or emergency conditions. The durability of our phones, combined with their purpose-built functionality, provides a lower total cost of ownership compared to similar products, which is highly attractive to city and state decision-makers.

Federal Government. Whether during natural disasters or day-to-day operations, our devices help provide functionality and reliability that is crucial for federal workers to protect and serve their nation. Our mobile solutions support purpose-built voice communications and data capture applications that allow federal workers to stay connected and quickly make more informed decisions while in the field.

Small Business Users

As small businesses grow more reliant upon mobile devices to support all of their daily activities, mobile devices are now more than ever being placed into situations and environments that are more prone to physical damage including screen breakage and water damage. We believe that this market is currently underserved with only higher cost devices offering the features that are needed. Sonim’s value proposition will be to offer an overall lower total cost of ownership as a small business will not need to lose valuable downtime and money repairing or replacing their device as often as other devices in the market. We will be launching a new semi-rugged smartphone that is sleeker and lighter than our ultra-rugged phones, in the second half of 2024. These phones will be targeted at small business users.

Home and Small Business Internet Users

Mobile hotspots are used by businesses, government employees and consumers. Having the ability to access the internet in a secure way wherever the customers go is essential to many users. Whether it is a salesperson visiting their customers, a police officer using their computer in their patrol car, a student working on a paper or a family going on vacation, the need for reliable internet has become a necessity in today’s world. Mobile hotspots provide the perfect vehicle for taking advantage of these features. We will be launching two new mobile hotspots beginning in the second quarter of 2024 in the U.S., Canada, and Australia.

Fixed wireless access provides an economical way for operators to quickly deploy internet to new customers without having to lay costly new cable or fiber. This service is used by businesses and consumers alike. Historically internet connectivity was effectively a monopoly business with major fixed wireline operators dividing up the country. Consumers had little choice when it came to options for internet service. With 5G, wireless operators are using fixed wireless access as a way to add new revenue streams to their businesses. Additionally, fixed wireline operators are using fixed wireless access as a way to quickly deploy to rural areas that were not served by cable companies.

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

Our Devices

Mobile Phone Products

●	Sonim XP10. The Sonim XP10 is an Android-based 5G smartphone.

●	Sonim XP5plus. The Sonim XP5plus is a purpose-built 4G feature phone designed for task workers who have a “no frills” attitude about their communications tool.

●	Sonim XP3plus. The Sonim XP3plus is a 4G feature phone in a clamshell form factor that offers our customers a cost-effective voice and/or PTT solution without distracting end users from doing their jobs with things like an application store or email.

●	Sonim XP Pro. The Sonim XP Pro will be launched in the second half of 2024 with three North American carriers. The XP Pro is an Android-based 5G smartphone that is sleeker and lighter than our XP10 and will be marketed to small businesses that need a phone that is more durable than a consumer phone.

Connected Solutions Products

●	Sonim Mid-Range Mobile Hotspot. The Mid-Range Mobile Hotspot is expected to be launched beginning in the second quarter of 2024 with multiple carriers. It allows users to connect to the internet wherever they can access the 5G network.

●	Sonim Premium Mobile Hotspot. The Sonim Premium Mobile Hotspot is expected to be launched in the second half of 2024.

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

SonimWare Software

In addition to the ecosystem of Android developers and their applications, which are supported on our devices, we provide a suite of applications and tools that help customers manage, deploy and support their Sonim devices. The capabilities of these software applications differentiate us from many rugged vendors that only focus on hardware. Current capabilities include:

●	Sonim Setup Wizard allows provisioning teams to rapidly customize and deploy large number of devices with less manual work and fewer errors.

●	Sonim SafeGuard lets user administrators block usage of selected apps and features, ensuring only those critical to job-related functions and cost requirements are used. We are looking to expand the functionality of SafeGuard to extend to the consumer market for key features such as parental controls.

●	Sonim Kiosk Mode lets user administrators configure devices with the minimum required functionality, a critical customer need in hazardous environments or anywhere where user safety is paramount.

●	Scout App Updater lets administrators control when and where updates are sent to users’ phones.

●	Sonim SOS provides emergency alert capabilities for users of Sonim devices to help ensure worker and job-site safety. Additionally, given recent events that highlight school safety concerns, we are working on implementing this solution in our consumer handset line as well as our data solutions products.

Sales and Marketing

As of December 31, 2023, our sales and marketing team consisted of 19 professionals located in the United States, Canada and Europe. We sell our products directly to wireless carriers, through distributors and resellers and directly to end customers. Our marketing efforts consist of product marketing, channel partner/carrier marketing and corporate marketing. Product marketing focuses on ensuring that carrier requirements related to product specifications are in-line with our brand requirements. Channel partner marketing focuses on go-to-market strategy as well as developing supplemental sales tools, carrier and non-carrier marketing campaigns, industry trade show materials and brand awareness. Corporate marketing consists of public relations, social and digital marketing and lead generation operations.

Customers

While we are actively committed to expanding our customer base on various levels, our sales model for the phone business mainly focuses on sales through our channel partners. As a result, a small number of customers account for a large percentage of our net revenue. For the fiscal year ended December 31, 2023, the purchaser of our tablets (our largest customer) and the three largest U.S. wireless carriers (our channel partners) accounted for approximately 48% and 35% of our net revenue, respectively, collectively constituted approximately 83% of our net revenue. Although the net revenue from our largest customer (and consequently from tablet sales) ended in October 2023, as we generate more net revenue from other customers, we expect that net revenue from a relatively small group of customers will continue to account for a significant portion of our net revenue in the near term. For further discussion of our revenue trends and risks related to our customers and contractual relationships, please refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I. Item 1A. Risk Factors” of this Form 10-K.

Manufacturing

We have outsourced the manufacturing and the final assembly to third-party ODM partners for our phones and data devices.

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

Non-rugged mobile device manufacturers have not historically created devices specifically to compete in the industrial enterprise and public sector markets. These manufacturers typically focus on a different consumer audience and the requirements to manufacture ruggedized phones differ significantly from their core products. Nevertheless, we face competition from manufacturers of non-rugged mobile phones such as Apple Inc. and Samsung Electronics Co. Ltd, or Samsung, to the extent that end users decide to purchase traditional devices and add a rugged case for use in environments that we believe are better suited for purpose built ruggedized mobile phones. We also face competition from manufacturers of rugged mobile phones such as Samsung, and Kyocera Corporation as well as from large system integrators and manufacturers of private and public wireless network equipment and devices. A large competitor in the rugged phone space, Bullitt Group Ltd., ceased operations in January 2024, which has created an opportunity for us, particularly in Europe.

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

Intellectual Property

Our competitiveness and future success are dependent on our ability to protect our own proprietary technology and to access other important intellectual property. We protect our freedom to operate in the markets and mitigate intellectual property costs by proactively securing licenses with key patent holders, filing our own patents, trademarks, and copyrights and participating in defensive patent pools. As of December 31, 2023, we held 17 utility and design patents in the United States and 11 outside the United States and have filed 1 utility and design patent applications in the United States. We also have contractual rights to standard essential patents for 2G, 3G, 4G, and 5G wireless technologies, some of which require significant royalty payments. As of December 31, 2023, we held 16 trademarks in the United States and 17 trademarks outside the United States and have filed 9 trademark applications in the United States and 11 outside the United States. We opportunistically negotiate licenses with other patent holders where appropriate for our technology.

Our products are built to conform to wireless standards which are covered by numerous essential patents held by third parties. Our wireless carriers require us to provide patent indemnification for the products we sell to them, and in turn, we secure intellectual property indemnification from our suppliers.

We do not believe that our products infringe on the proprietary rights of any third parties. There can be no assurance, however, that third parties will not claim such infringement by us or our channel partners and end customers with respect to current or future products. In the past, we have had third parties assert exclusive patent or other intellectual property rights to technologies that are important to our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into a royalty or licensing agreement, any of which could delay the development and commercialization of our products.

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

Employees

We have 67 full time employees and 25 contractors as of December 31, 2023.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999, and is headquartered in San Diego, California.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the Securities Exchange Commission, or the SEC. The SEC’s website is www.sec.gov. Our website provides a link to our SEC filings, which are available free of charge on the same day such filings are made. The specific location on the website where these reports can be found is ir.sonimtech.com. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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

SUMMARY OF RISK FACTORS

The following is a summary of some of the risks and uncertainties as of the date of the filing of this Annual Report on Form 10-K that could materially adversely affect our business, financial condition, and results of operations. You should read this summary together with the more detailed description of each risk factor contained below in the section titled “Risk Factors.”

Risks Related to Our Business and Industry

●	Our ability to compete effectively depends on multiple factors and we may not be able to continue to develop solutions to address user needs effectively;

●	We face strong competitors with greater resources and more extensive experience in the industry;

●	A small number of customers account for a significant portion of our revenue;

●	We are materially dependent on some customer relationships that are characterized by non-binding product award letters and the loss of such relationships could harm our business and operating results;

●	We rely primarily on third-party contract manufacturers and partners;

●	We continue to restructure and transform our business;

●	Our entry into the data device sector may divert financial and managerial resources;

●	Lengthy customization and certification process for each wireless carrier customer;

●	We are dependent on the continued services and performance of our management and key personnel;

●	Our products may contain defects or errors;

Risks Related to Our Financial Condition

●	We may not generate sufficient liquidity to operate our business and maintain its growth;

●	Our liquidity has been adversely impacted by our ongoing net losses;

●	We have not been profitable in recent years and may not achieve or maintain profitability;

Risks Related to Information Technology and Intellectual Property

●	Without successful protection of our intellectual property, our competitive position may be harmed;

●	The occurrence of security breaches, improper access to or disclosure of our data or customer data, and other cyber incidents can inflict monetary and reputational damages;

●	Others may claim that we infringe on their intellectual property rights;

Risks Related to Legal and Regulatory Matters

●	Changes in laws and regulations concerning the use of telecommunication bandwidth could increase our costs and adversely impact our business;

●	Changes in U.S. trade policy including tariffs can adversely impact our business;

Risks Related to Ownership of Our Common Stock

●	We are not in compliance with the listing standards of the Nasdaq Stock Market and as a result, our common stock may become delisted;

●	Sales of our common stock under the currently effective registration statement or the perception of such sales can result in a decline in the price of our common stock;

●	Our quarterly results may vary significantly from period to period;

●	Financial projections we communicate to the markets from time to time may be inaccurate; and

General Risk Factors

●	We face risks related to the impact of various economic, political, environmental, social, and market events beyond our control can impact our business and results of operations.

Risks Related to Our Business and Industry

To remain competitive and stimulate consumer and business demand, we must successfully manage the introductions of new products and product lines and the transition and enhancement of existing products.

We operate in a highly competitive, quickly changing environment characterized by evolving industry standards, frequent new product and service introductions, evolving distribution channels, increasing demand for customized product and software solutions, rapid competitive developments; and changing customer demands. Technological advancements could render our products obsolete, which typically erodes prices and causes products to become unmarketable.

Our success will depend on our ability to respond to changing technologies and customer requirements, effectively stimulate customer and business demands for new and upgraded products, and our ability to develop and introduce new and enhanced products in a cost-effective and timely manner. For example, our XP3plus and XP5plus products are compatible with fourth-generation, or 4G, technology, but emerging fifth-generation wireless, or 5G, technology will require network infrastructure upgrades, which could require us to update and migrate all of our systems from 4G to 5G.

As a result, we are currently prioritizing spending on research and development of our consumer durable mobile phones and other data devices. However, the research and development necessary to launch our new products will require us to incur additional costs and our liquidity continues to be adversely impacted by our ongoing net losses. There can be no assurance that we will have sufficient resources to complete the development of our new products and bring them to market. Even if we are able to introduce our new ruggedized mobile phones to the market, there can be no assurance that these new product introductions will lead to any sales or increase in revenue. If we fail to develop new products on a timely and cost-effective basis, or if our new products fail to achieve market acceptance, our business, operations, financial condition, and liquidity would be further materially adversely affected and we may be required to delay, reduce or cease our operations and we may be required to seek bankruptcy protection. In addition, we introduced and plan to continue introducing new product lines in new markets expanding our business to data device markets, which may require management of new suppliers, potential new customers, and new business models to keep new products competitive.

The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing, and other difficulties that could delay or prevent the development, introduction, or marketing of our new products and enhancements. If we experience delays with new products, if our expectations regarding market demand and direction are incorrect, if sales of our existing products begin to decline more rapidly, or if the rate of decline continues to exceed the rate of growth of our next-generation products, it will materially and adversely affect our business, results of operations and financial condition, and may require us to significantly reduce or even eliminate certain research and development programs.

We participate in a competitive industry, which may become more competitive. Competitors with greater resources and significant experience in high-volume product manufacturing may be able to respond more quickly and cost-effectively than we can to new or emerging technologies and changes in customer requirements.

We face significant competition in developing and selling our solutions. Our primary competitors in the non-rugged mobile device market include Apple Inc. and Samsung Electronics Co. Ltd. Our primary competitor in the rugged mobile device market is Kyocera Corporation.   We also face competition from large system integrators and manufacturers of private and public wireless network equipment and devices. Competitors in this space include Harris Corporation, JVC KENWOOD Corporation, Motorola Solutions, Inc., MSI, and Tait International Limited.

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

Most of our competitors have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, sales, marketing, and other resources and experience than we do. In addition, because of the higher volume of components that many of our competitors purchase from their suppliers, they are able to keep their supply costs relatively low and, as a result, may be able to recognize higher margins on their product sales than we do. Many of our competitors may also have existing relationships with the channel partners who we use to sell our products, or with our potential customers. This competition may result in reduced prices, reduced margins, and longer sales cycles for our products. Our competitors may also be able to quickly and cost-effectively respond to new or emerging technologies and changes in customer requirements. The combination of brand strength, extensive distribution channels, and financial resources of the larger vendors could cause us to lose market share and could reduce our margins on our products, especially if any of our larger competitors moved into the market for ultra-rugged mobile phones and accessories, as those competitors would enjoy relatively low barriers. If any of our larger competitors were to commit greater technical, sales, marketing, and other resources to our markets, our ability to compete would be adversely impacted. If we are unable to successfully compete with our competitors, our sales will suffer and as a result, our financial condition will be adversely impacted.

We are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel, the loss of any of whom could adversely impact our business.

Our future success depends in large part on the continued contributions of a concentrated and limited group of senior management and other key personnel. Beginning in 2021, we outsourced substantially all of our software development and manufacturing work to third parties and, as part of these outsourcings, we transferred or eliminated a significant number of employees. As of December 31, 2023, our worldwide employee headcount was 67 employees.

Due to the small size of our Company and our limited number of employees, each member of our executives, managers and other key personnel serves a critical role to our success. If we are unable to retain sufficiently experienced and capable employees, including those who can help us increase revenues generated from our end market segments, our business and financial results may suffer. The loss of the services of any additional executives, managers or other key personnel could impede the achievement of our strategic objectives, seriously harm our ability to successfully implement our business strategy and adversely impact our operating results. In addition, if additional executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, including due to global pandemics, we may not be able to replace them in a timely manner and we could experience significant declines in productivity and/or errors due to insufficient staffing or managerial oversight. Moreover, experienced and capable employees in the technology industry remain in high demand, and there is continual competition for their talents. Given our size, we may be at a disadvantage, relative to our larger competitors, in the competition for these personnel.

We currently generate significant net revenue from a small number of customers, and our channel partners. The loss of any of these significant relationships, decline in net revenue from these customers, or their failure to remit contractual payments timely will adversely affect our business, results of operations, financial condition, and future prospects.

A small number of customers account for a large percentage of our net revenue. For the fiscal year ended December 31, 2023, the purchaser of our tablets (our then-largest customer) and the three largest U.S. wireless carriers (our channel partners) accounted for approximately 48% and 35% of our net revenue, respectively, collectively constituted approximately 83% of our net revenue. Because we stopped selling our tablet data devices in the fourth quarter of 2023, we expect to generate more revenue from other customers. Nevertheless, net revenue from a relatively small group of customers will continue to account for a significant portion of our net revenue in the near term.

Any delay in payments from our customers for any reason also severely impacts our financial condition, liquidity, and results of operation, including the appropriate allocation of commitments and contingencies. We experienced such payment delays in the past.

We currently rely on the three largest U.S. wireless carriers, and two of the three largest Canadian wireless carriers, for the majority of our revenues. We expect our revenues from mobile devices to remain heavily concentrated among these top wireless carriers, and we will be substantially dependent on these wireless carriers continuing to purchase and promote our products to their sales channels as well as customer demand for devices and services from these wireless carriers (factors over which we do not have any control). The communications industry is also experiencing rapid consolidation and realignment. As a result, our customers may consolidate or align with other entities in a manner that may delay orders or result in reduced demand compared to historical rates for our products.

The loss of one or more of these significant customers, or reduced demand or purchases from these significant customers, would result in significant harm to our revenues and results of operations, and our growth could be limited. In addition, any publicity associated with the loss of any of our carrier customers may adversely affect our reputation and could make it more difficult to attract and retain other customers.

We rely on our channel partners to generate a substantial amount of our revenue. If we are unable to maintain successful relationships with channel partners, our business, operating results, and financial condition could be adversely affected.

In the years ended December 31, 2023 and 2022, approximately 35% and 41% of our revenues, respectively, were derived from the three largest U.S. wireless carriers, our channel partners. Our channel partners are primarily wireless carriers who sell our phones through their sales channels. To the extent our channel partners are unsuccessful in selling or do not promote our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our business and operating results could be significantly harmed.

We enter into master sales arrangements with the majority of our channel partners. Under the master sales arrangements, our partners purchase our products for distribution on a purchase order basis. While these arrangements are typically long-term, they generally do not contain any firm purchase volume commitments. As a result, our channel partners are not contractually obligated to purchase from us any minimum quantity of products. We are generally required to satisfy any and all purchase orders delivered to us within specified delivery windows, with limited exceptions (such as orders significantly in excess of forecasts). If we are unable to efficiently manage our supply and satisfy purchase orders on a timely basis to our channel partners, we may be in breach of our sales arrangements and lose potential sales. Our sales arrangements also generally include technical performance standards for our mobile phones and accessories sold, which vary by channel partner. If a technical issue with any of our covered products exceeds certain preset failure thresholds for the relevant performance standard or standards, the channel partner typically has the right to cease selling the product, cancel open purchase orders, and levy certain monetary penalties. If our products suffer technical issues or failures following sales to our channel partners, we may be subject to significant monetary impact and our channel partners may cease making purchase orders, which would significantly harm our business and results of operations. In addition, our channel partners retain sole discretion in which of their stocked products to offer their customers. While we may offer limited customer incentives, we generally have limited to no control over which products our channel partners decide to offer or promote, which directly impacts the number of products that our partners will purchase from us.

Our channel partners may be unsuccessful in marketing, selling and supporting our solutions. They may also market, sell and support solutions that are competitive with ours, and may devote more resources to the marketing, sales, and support of such products. They may have incentives to promote our competitors’ products in lieu of our products, particularly for competitors who do a large volume of business with the channel partner. For example, during the summer of 2019, we expected, based on input from our US wireless carrier channel partners, for such channel partners to subsidize our new products following launch, to place new releases in retail locations, and to sign up push-to-talk customers to our new generation phones. In each of these cases, there were significant delays and changes in the rollout of these efforts, which negatively impacted demand for our products and thus our profitability. In the event there is not sufficient demand for our products, our channel partners may stop selling our products completely. While we employ a small direct sales force, our channel partners have significantly larger sales teams who are not contractually obligated to promote any of our devices and often have multiple competing devices in stock to offer their customers. In addition, downstream sales by our channel partners often succeed due to attractive device prices and monthly rate plans, which we do not control. In certain cases, we may promote our own devices through customer incentives, typically in exchange for retail price reductions or contributions of funds for marketing purposes; however, there can be no assurance that any such incentives would contribute to increased purchases of our products. Further, given the impact of attractive pricing on ultimate sales, we generally must offer increased promotional funding or price reductions for our more expensive products. This promotional funding or price reductions operate to reduce our margins and significantly impact our profitability.

New sales channel partners, as well as sales of new products being sold by existing channel partners, may take several months or more to achieve significant sales. Our channel partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to their customers or violates laws or our corporate policies. Additionally, some of our master agreements with our wireless carrier customers contain most “favored nation” clauses. These clauses typically provide that if we enter into an agreement with another wireless carrier or customer on more favorable terms, we must offer some of those terms to our existing wireless carrier customers. These provisions may obligate us to provide different, more favorable, terms to our existing wireless carrier customers, which could, if applied, result in lower revenues or otherwise adversely impact our business, financial condition, and results of operations.

If we fail to effectively manage our existing or future sales channel partners, our channel partners fail to promote our products effectively, we are unable to meet our obligations under our sales arrangements or enter into future agreements with wireless carrier customers that have terms that are more favorable to the customer, our business and results of operations would be harmed.

We continue to transform our business. The assumptions underlying these efforts may prove to be inaccurate, or we may fail to achieve the expected benefits from these efforts, and we may have to restructure or transform our business again in the future.

In order to be successful, we must have a competitive business model that brings innovative products and services to market in a timely way. We continue to restructure and transform our business in response to changes in industry and market conditions and to focus on business simplification, quality improvement, reduced direct and indirect costs, and new revenue growth. We must manage the potentially higher growth areas of our business, which entail higher operational and financial risks, as well as the non-core areas, in order for us to achieve improved results. Our assumptions underlying these actions may not be correct, we may be unable to successfully execute these plans, and even if successfully executed, our actions may not be effective or may not lead to the anticipated benefits. As a result, we may determine that further restructuring or business transformation will be needed, which could result in the need to record further special charges such as costs associated with workforce reductions, and we may be unable to maintain or improve our market competitiveness or profitability.

In connection with the transformation of our business, we have made and will continue to make, judgments as to whether we should outsource the development and manufacturing of our products. If any of these providers experience (i) difficulties in obtaining sufficient supplies of components, (ii) component prices significantly exceeding anticipated costs, (iii) an interruption in their operations, or (iv) otherwise suffers capacity constraints, we could experience a delay in production and shipping of these products, which would have a negative impact on our revenue. Should there be any disruption in services due to natural disasters, economic or political difficulties, transportation restrictions, acts of terror, quarantines, or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption could have a material adverse effect on our business. Operating in the international outsourcing environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. If these providers are unable to achieve greater operational efficiencies, delivery schedules for new product development and current product delivery could be negatively impacted. Currently, we have no second source of manufacturing for a portion of our products. In addition, switching from one provider to another is an expensive, difficult, and time-consuming process, with serious risks to our ability to successfully transfer our development and/or manufacturing operations. If overall demand for our devices increases in the future, we will need to expand our manufacturing capacity in a cost-efficient manner. Our operations, and consequently our revenues and profitability, could be materially adversely affected if we are forced to switch from any of our providers to another provider due to any of a number of factors, including financial difficulties faced by the manufacturer, disagreements in pricing negotiations between us and the manufacturer or organizational changes in the manufacturer.

Further, we have made and will continue to make judgments as to whether we should further reduce, relocate, or otherwise change our workforce. We have outsourced substantially all of our manufacturing functions, software development, and quality control functions to third parties, transferring the employees who previously performed this work. These reductions may have resulted in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These restructuring and additional measures we might take to reduce costs could divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, or cause us to delay, limit, reduce, or eliminate certain product development plans, each of which could have an adverse impact on our business, operating results and financial condition. Furthermore, our workforce efforts may impair our ability to achieve our current or future business objectives.

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

Our revenues have historically been in the industrial enterprise market, and we are materially dependent on the adoption of our solutions by both the industrial enterprise and public sector markets. End customers in the public sector market may remain, for reasons outside our control, tied to solutions or other competitive alternatives to our phones. Sales of our products to these buyers may also be delayed or limited by these competitive conditions. If our products are not widely accepted by buyers in those markets, we may not be able to expand sales of our products into new markets, and our business, results of operations, and financial condition may be adversely impacted.

We rely primarily on third-party contract manufacturers and partners. If these relationships are disrupted and we are unable to obtain substitute manufacturers or partners, on favorable terms or at all, our business, operating results, and financial condition may be harmed.

We have outsourced our software development, third-party contract manufacturing, and product assembly operations to third parties located in India and China.

Our contract manufacturers now produce all of our products in facilities located in Asia. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we intend to closely manage the transition process when manufacturing changes, we could experience disruption to our operations during any such transition. Other significant risks include limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields, production costs, tariffs, and uncertainty over political unrest. Any such disruption could negatively affect our reputation and our operating results.

In addition, we rely on third parties to provide certain services to us, or to our customers, including software development, hosting services, and providers of other cloud-based services. If these third-party providers do not perform as expected, our customers may be adversely affected, resulting in potential liability and negative exposure for us. If it is necessary to migrate these services to other providers due to poor performance, cyber breaches or other security considerations, or other financial or operational factors, it could result in service disruptions to our customers and significant time and expense to us, any of which could adversely affect our business, operating results, and financial condition.

Migrating our design methodology to third-party contract manufacturers or partners could involve increased costs, resources, and development time, and could expose us to further risk of losing control over our intellectual property and the quality of our products.

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns, and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims.

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. The industry standards upon which many of our products are based are also complex, experience changes over time, and may be interpreted in different manners. Software often contains defects or programming flaws that can unexpectedly interfere with expected operations. In addition, our products are complex and are designed to be deployed in large quantities across complex and varying networks. Because of the nature of these products, they can only be fully tested when completely deployed in large networks with high amounts of traffic, and there is no assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our hardware or software, or our products may not operate as expected. If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, reduced sales opportunities, loss of revenue and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers, and increased insurance costs. Defects, integration issues, or other performance problems in our products could also result in damages to our customers, financial or otherwise. Our customers could seek damages for related losses from us, which could seriously harm our business, operations, financial condition, and liquidity. A product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly. The occurrence of any of these problems would seriously harm our business, operations, financial condition, and liquidity.

Further, errors, defects, or bugs in our solutions could be exploited by hackers or could otherwise result in an actual or perceived breach of our information systems. Alleviating any of these problems could require significant expense and could cause interruptions, delays, or cessation of our product licensing, which would reduce demand for our products and result in a loss of sales, delay in market acceptance, and injure our reputation and could adversely impact our business, results of operations and financial condition.

If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business will suffer.

Our ability to successfully grow our business depends on a number of factors including our ability to:

●	accelerate the adoption of our solutions by new end customers;

●	expand into new geographical areas and into new vertical markets;
●	develop and deliver new products and services;

●	increase awareness of the benefits that our solutions offer; and

●	become more cost-effective and scalable by utilizing contract manufacturing.

As usage of our solutions grows, we will need to continue to make investments to develop and implement new or updated solutions, technologies, security features, and cloud-based infrastructure operations. In addition, we will need to appropriately scale our internal business systems and our services organization, including the suppliers of our detection equipment and customer support services, to serve our growing customer base. Any failure of, or delay in, these efforts could impair the performance of our solutions and reduce customer satisfaction. Further, our growth could increase quickly and place a strain on our managerial, operational, financial, and other resources, and our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully, we will need to continue to invest in sales and marketing, research and development, general and administrative functions, and other areas. We are likely to recognize the costs associated with these investments earlier than receiving some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely impact our operating results.

If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new solutions or upgrades to our existing solutions, satisfy customer requirements, maintain the quality and security of our solutions, or execute our business plan, any of which could harm our business, operating results and financial condition.

We are required to undergo a lengthy customization and certification process for each wireless carrier customer, which increases our operating expenses and cost of revenue, and failure to obtain such certification would adversely impact our results of operations and financial condition.

Each wireless carrier requires each of our devices to complete a thorough technical acceptance process before it can be stocked and sold. Such acceptance processes impose rigorous and complex requirements on our devices, which result in a lengthy testing and certification process, during which we incur substantial operating expenses related to the wireless carrier’s technical acceptance of our devices. The acceptance processes and related costs to us vary across carrier customers depending on carrier size and level of customization required. Generally, the certification process commences within one to three months of product concept development. During this development stage, certain carriers provide a technology roadmap and target demographics, allowing us to define product specifications to meet carrier goals, while other carriers provide defined specifications and preferred price points. Once we receive approval of a product concept by the carrier, we and the carrier advance the product to the development stage. When the product is close to becoming a functioning model, we commence internal quality assurance processes and field testing, which may include third-party lab testing, in-market field testing, and interoperability testing. Finally, as the last step in the testing phase, the wireless carrier typically conducts testing itself, following which the product may be certified and stocked. The entire process can last from 6 to 18 months depending on the particular wireless carrier and type of device. Any delay in the acceptance process or failure to satisfy the device certification requirements affects our ability to bring products to market and adversely impacts our results of operations and financial condition.

We experience lengthy sales cycles for our products and the delay of an expected large order could result in a significant unexpected revenue shortfall.

The purchase of our products is often an enterprise-wide decision for prospective customers, which requires us to engage in sales efforts over an extended period of time and provide a significant level of education to prospective customers regarding the uses and benefits of such devices. Prospective customers, especially the wireless carriers that sell our products, often undertake a prolonged evaluation process that may take from several months to several years in certain cases. Consequently, if our forecasted sales from a specific customer are not realized, we may not be able to generate revenues from alternative sources in time to compensate for the shortfall. The loss or delay of an expected large order could also result in a significant unexpected revenue shortfall. Moreover, to the extent we enter into and deliver our products pursuant to significant contracts earlier than we expected, our operating results for subsequent periods may fall below expectations. We may spend substantial time, effort, and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. If we are unable to succeed in closing sales with new and existing customers, our business, operating results, and financial condition will be harmed.

If we fail to adequately forecast demand for our inventory and supply needs, we could incur additional costs or experience manufacturing delays, which could reduce our gross margin or cause us to delay or even lose sales.

Because our production volumes are based on a forecast of channel partner demand rather than firm purchase commitments from our major customers, our forecasts have been, and there is a risk that our forecasts could be inaccurate in the future. There is a risk that we will be unable to sell our products at the volumes and prices we expect, which may result in excess inventory. We provide, and will continue to provide, forecasts of our demand to our third-party suppliers prior to the scheduled delivery of products to our channel partners. If we overestimate our requirements, our contract manufacturers may have excess component inventory, which could increase our costs. If we underestimate our requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues, lost sales, or we could incur unplanned overtime costs to meet our requirements, resulting in significant cost increases. For example, certain materials and components used to manufacture our products may reach end of life during any of our product’s life cycles, following which suppliers no longer provide such expired materials and components. This would require us to either source and qualify an alternative component, which could require a re-certification of the device by the wireless carriers and/or regulatory agencies or forecast product demand for a final purchase of such materials and components that may reach end of life to ensure that we have sufficient product inventory through a product’s life cycle. If we overestimate forecasted demand, we will hold excess end-of-life materials and components resulting in increased costs. If we underestimate forecasted demand, we could experience delays in shipments and loss of revenues.

In addition, if we underestimate our requirements and the applicable supplier becomes insolvent or is no longer able to timely supply our needs in a cost-efficient manner or at all, we may be required to acquire components, which may need to be customized for our products, from alternative suppliers, including at significantly higher costs. For example, in 2018, one of our suppliers became insolvent and ceased all production, requiring us to seek alternative supply of complex components in a very short time frame. If we cannot source alternative suppliers and/or alternative components, we may suffer delays in shipments or lost sales. Similarly, credit constraints at our suppliers could require us to accelerate payment of our accounts payable, impacting our cash flow. Further, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms, customization needed for any particular component and demand for each component at a given time. Any such failure to accurately forecast demand and manufacturing and supply requirements, and any need to obtain alternative supply sources, could materially harm our business, results of operations, and financial condition.

The markets for our mobile devices and related accessories may not develop as quickly as we expect or may not develop at all.

Our future success is substantially dependent upon continued adoption of devices and related accessories in the industrial enterprise and public sector markets, including the transition from LMR and PTT to smartphone and cellular networks. These market developments and transitions may take longer than we expect or may not occur at all and may not be as widespread as we expect. If the market does not develop as we expect, our business, operating results, and financial condition will be significantly harmed.

Our dependence on third-party suppliers for key components of our products could delay shipment of our products and reduce our sales.

We depend on certain suppliers for the delivery of components used in the assembly of our products, including machined parts, injection molded plastic parts, printed circuit boards, and other miscellaneous custom parts for our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components and reduced control over pricing and timing of delivery of components. In particular, we have little to no control over the prices at which our suppliers sell materials and components to us. The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. Many companies use the same raw materials and supplies that we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. When these shortages occur, suppliers also tend to either increase prices or reduce the number of units sold to customers. In addition, certain supplies of our components are available only from a single source or limited sources and we may not be able to diversify suppliers in a timely manner. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. These factors can result in reduced supply, higher prices of components used in the assembly of our products, and delays in the receipt of certain of our key components, which in turn may generate increased costs, lower margins, and delays in product delivery, with a corresponding adverse effect on revenues and customer relationships.

We also do not have long-term supply agreements with any of our suppliers. Our current contracts with certain suppliers may be canceled or not extended by such suppliers and, therefore, do not afford us sufficient protection against a reduction or interruption in supplies. Moreover, if any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.

Any interruption of supply for any material components of our products for any reason, including but not limited to global or local health crises, or inability to obtain required components from our third-party suppliers, could significantly delay the production and shipment of our products and harm our revenues, profitability and financial condition.

Our future success is dependent on our ability to create independent brand awareness for our company and products with end customers, and our inability to achieve such brand awareness could limit our prospects.

We depend on a small number of wireless carriers to distribute our products  . While we intend to accelerate direct marketing and end-customer brand awareness initiatives in the future, our sales and marketing efforts have historically been predominantly focused on channel partners. As such, historically, our operating expenses related to end-customer marketing efforts have historically been very small, representing less than 1.0% of our total sales and marketing expenses (including during the years ended December 31, 2023 and 2022). Increasing end-customer brand awareness requires investment in our sales and marketing efforts. As a result, we expect our sales and marketing expenses to increase in the future, primarily from increased sales personnel expenses, which will require us to cost-efficiently ramp up our sales and marketing capabilities and effectively target end customers. However, there can be no assurance that we will successfully increase our brand awareness or do so in a cost-efficient manner while maintaining market share within our existing sales channels. Our failure to establish stand-alone brand awareness with end customers of our products would leave us vulnerable to competitors and have an adverse impact on our prospects. If we are unable to significantly increase the awareness of our brand and solutions with end customers in a cost-efficient manner, we will remain significantly dependent on our channel partners for sales of our products and would adversely impact our ability to grow our business.

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

Many of our public sector end customers rely to some extent on funds from the U.S. federal government to purchase and pay for our solutions. Any reduction in federal funding for local public safety or other public sector efforts could result in our end customers having less access to funds required to continue, renew, expand, or pay for our solutions. If federal funding is reduced or eliminated and our end customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

Failure of our suppliers, subcontractors, distributors, resellers, and representatives to use acceptable legal or ethical business practices, or to fail for any other reason, could negatively impact our business.

We do not control the labor and other business practices of our suppliers, subcontractors, distributors, resellers, and third-party sales representatives (the “TPSRs”), and cannot provide assurance that they will operate in compliance with applicable rules, and regulations regarding working conditions, employment practices, environmental compliance, anti-corruption, and trademark a copyright and patent licensing. If one of our suppliers, subcontractors, distributors, resellers, or TPSRs violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated, and our reputation could be damaged. If one of our suppliers or subcontractors fails to procure the necessary license rights to trademarks, copyrights, or patents, legal action could be taken against us that could impact the salability of our products and expose us to financial obligations to a third party. Any of these events could have a negative impact on our sales and results of operations.

Moreover, any failure of our suppliers, subcontractors, distributors, resellers, and TPSRs, for any reason, including bankruptcy or other business disruption, could disrupt our supply or distribution efforts and could have a negative impact on our sales and results of operations.

We are exposed to risks associated with strategic transactions.

We may pursue mergers, acquisitions, or dispositions of businesses or assets or other strategic transactions that we believe will strengthen, streamline, or expand our business. Each such transaction would be dependent upon several factors, including identifying suitable companies, businesses, or assets that align with our business strategies, reaching an agreement with the potential counterparties on acceptable terms, receipt of any applicable regulatory and other approvals, and other conditions. These transactions involve various risks, including among others:

●

difficulties related to integrating or managing applicable parts of an acquired business or joint venture and unanticipated changes in customer and other third-party relationships subsequent to closing;

●	diversion of management’s attention from day-to-day operations;
●	applicable antitrust laws and other regulations that may limit our ability to acquire targets or require us to divest an acquired business or assets;
●	failure to realize anticipated benefits, such as cost savings, revenue enhancements, or strengthening or broadening our business;
●

potentially substantial transaction costs associated with acquisitions, joint ventures, or investments if we or a transaction counterparty seek to exit or terminate an interest in the joint venture or investment; and

●

potential accounting impairment or actual diminution or loss of value of our investment if future market, business, or other conditions ultimately differ from our assumptions at the time such transaction is consummated.

Risks Related to Our Financial Condition

We may not generate sufficient liquidity to operate our business and maintain its growth.

We will require significant funds to implement our business strategy, upgrade and expand our product portfolio, and meet our other liquidity needs. Our historical revenue growth is not indicative of our future performance, particularly given the wind-down of our tablet sales. There can be no assurance that we will generate sufficient revenue to offset the cost of maintaining our remaining operations, including significant accounting, legal, administrative, and other costs associated with being a public company, and successfully expand our business in accordance with our growth strategy. Additionally, our cash needs may increase in the near future as we focus on growing and developing our data devices businesses and expanding our operations internationally, and our liquidity may not be sufficient to achieve these objectives.

We may need to seek to raise additional capital from the sale of securities or the incurrence of indebtedness to allow us to maintain our operations and invest in growth opportunities. There can be no assurance that any debt or equity financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. We may also be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq.

An inability to maintain adequate cash on hand, generate sufficient cash flow from our operations, or access capital financing on acceptable terms will reduce our chances to compete successfully and expand our business in the manner currently contemplated and adversely affect our business and results of operations.

Our liquidity has been adversely impacted by our ongoing net losses, and there is no assurance that we will have sufficient liquidity to continue operations.

We have incurred significant net losses since 2013 and have an accumulated deficit of $250.0 million as of December 31, 2023. We cannot provide any assurance that we will be able to secure sufficient liquidity to fund our operations, including through additional capital from the sale of equity securities or financings, or that we will be able to achieve profitability through cost efficiencies implemented in 2023 and 2022. If we are unable to generate or obtain the requisite amount of financing needed to fund our business operations, our liquidity and ability to continue operations could be materially adversely affected. As a result, we may be required to delay, reduce, or cease our operations and seek bankruptcy protection.

We have not been profitable in recent years and may not achieve or maintain profitability in the future.

We have incurred significant net losses since 2013 and have an accumulated deficit of $250.0 million as of December 31, 2023. We are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which would negatively impact our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

●	research and development related to our solutions, including investments in our engineering and technical teams;

●	expansion of our sales and marketing efforts;

●	general and administrative expenses, including legal and accounting expenses related to being, a public company; and

●	continued expansion of our business.

These investments may not result in increased revenues or growth in our business. Additionally, we have recently and may continue to encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results, and financial position may be harmed, and we may not be able to achieve or maintain profitability over the long term. We are subject to the risks and uncertainties associated with the development and release of new products. Our principal sources of liquidity as of December 31, 2023 consist of existing cash and cash equivalents totaling $9.4 million. The cost structure of the company has been significantly reduced and many aspects of product development and operational support have been outsourced to add additional spending flexibility if needed. Existing capital at December 31, 2023 is expected to allow the company to continue operations for at least the next twelve months. If necessary, we will seek to raise additional capital from new debt. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of the Nasdaq Stock Market or Nasdaq. If we cannot grow our revenue run-rate or raise needed funds, we might be forced to make additional reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.

Our ability to use our net operating losses to offset future taxable income will be subject to certain limitations.

As of December 31, 2023 and 2022, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $95.2 million and $88.4 million, respectively, due to prior period losses, a portion of which expire in various years beginning in 2037 and 2035, respectively, if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Due to the investment by AJP Holding Company, LLC in 2022 and the resulting ownership change, the future use of the NOLs to reduce future taxable income of the Company is severely limited.

Risks Related to Information Technology and Intellectual Property

A security breach or other significant disruption of our IT systems or those of our partners, suppliers, or manufacturers, caused by cyberattacks or other means, could have a negative impact on our operations, sales, and operating results.

We rely extensively on our information systems to manage our business operations. We have experienced and expect to continue to experience attempts to compromise our information technology systems and those of our third-party service providers. All IT systems are potentially vulnerable to damage, unauthorized access, or interruption from a variety of sources, including but not limited to, cyberattacks, cyber intrusions, computer viruses, security breaches, denial-of-service attacks, ransomware or other malware, energy blackouts, natural disasters and severe weather conditions, terrorism, sabotage, war, insider trading, human error, and computer and telecommunication failures. Additionally, like other mobile device manufacturers, we use open-source software from time to time, which may be more susceptible to cybersecurity vulnerabilities that may not be identified timely. We are also dependent upon third-party manufacturers and service providers to adequately protect our IT systems. We do not have direct oversight or influence over how third parties manage the security, quality, or resiliency of their networks.

A cyberattack or other significant disruption involving our IT systems or those of our outsource partners, suppliers, or manufacturers could result in the unauthorized release of proprietary, confidential, or sensitive information of ours or result in virus and malware installation on our devices. Such unauthorized access to, or release of, this information or other security breaches could: (i) allow others to unfairly compete with us, (ii) compromise safety or security, (iii) subject us to claims for breach of contract, tort, and other civil claims, and (iv) damage our reputation. We could face regulatory penalties, enforcement actions, remediation obligations, or private litigation by parties whose data is improperly disclosed or misused. Any or all of the foregoing could negatively impact on our business, financial condition, and results of operations.

If we are unable to successfully protect our intellectual property, our competitive position may be harmed.

Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely on a combination of patents, patent applications, copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary rights. We also enter, and plan to continue to enter, into confidentiality, invention assignment, or license agreements with our employees, consultants, and other parties with whom we contract, and control access to and distribution of our software, documentation, and other proprietary information. The steps we take to protect our intellectual property may be inadequate, and it is possible that some or all of our confidentiality agreements will not be honored, and certain contractual provisions may not be enforceable. Existing trade secret, trademark, and copyright laws offer only limited protection. Unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, time-consuming, and costly, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, the effect of either of which would harm our competitive position in the market. Furthermore, disputes can arise with our strategic partners, customers, or others concerning the ownership of intellectual property.

Others may claim that we infringe on their intellectual property rights, which may result in costly and time-consuming litigation and could delay or otherwise impair the development and commercialization of our products.

In recent years, there has been a significant increase in litigation in the United States involving patents and other intellectual property rights, and because our products are comprised of complex technology, we are often involved in or impacted by assertions, including both requests to take licenses and litigation, regarding infringement of patent and other intellectual property rights of third parties. Third parties have asserted, and in the future may assert, intellectual property infringement claims against us and against our channel partners, end customers, and suppliers. Many of these assertions are brought by non-practicing entities whose principal business model is to secure patent licensing revenues from product manufacturing companies. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our intellectual property rights. Defending any such claims, with or without merit, including pursuant to indemnity obligations, could be time-consuming, and expensive, cause product shipment delays, or require us to enter into a royalty or licensing agreement, any of which could delay the development and commercialization of our products or reduce our margins. If we are unable to obtain a required license, our ability to sell or use certain products may be impaired. In addition, if we fail to obtain a license, or if the terms of the license are burdensome to us, our operations could be significantly harmed.

Our use of open-source software could subject us to possible litigation or otherwise impair the development of our products.

A portion of our technologies incorporates open-source software, including open-source operating systems such as Android, and we expect to continue to incorporate open-source software into our platform in the future. Few of the licenses applicable to open-source software have been interpreted by courts, and their application to the open-source software integrated into our proprietary technology platform may be uncertain. If we fail to comply with these licenses, then pursuant to the terms of these licenses, we may be subject to certain requirements, including requirements that we make available the source code for our software that incorporates the open-source software. We cannot assure you that we have not incorporated open-source software in our software in a manner that is inconsistent with the terms of the applicable licenses or our current policies and procedures. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could incur significant legal expenses defending against such allegations. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our technology platform.

With respect to open-source operating systems, if third parties cease continued development of such operating systems or restrict our access to such operating systems, our business and financial results could be adversely impacted. We are dependent on third parties’ continued development of operating systems, software application ecosystem infrastructures, and such third parties’ approval of our implementations of their operating and system and associated applications. If such parties cease to continue development or support of such operating systems or restrict our access to such operating systems, we would be required to change our strategy for our devices. As a result, our financial results could be negatively impacted because a resulting shift away from the operating systems we currently use, and the associated applications ecosystem could be costly and difficult.

Our inability to obtain and maintain any third-party license required to develop new products and product enhancements could seriously harm our business, financial condition, and results of operations.

From time to time, we are required to license technology from third parties to develop new products or product enhancements. For example, we have entered into worldwide intellectual property cross-license agreements or other technology license agreements with a number of global technology companies in the mobile telecommunications market. Third-party licenses may not be available to us on commercially reasonable terms, or at all. If we fail to renew any intellectual property license agreements on commercially reasonable terms, or any such license agreements otherwise expire or terminate, we may not be able to use the patents and technologies of these third parties in our products, which are critical to our success. We cannot assure you that we will be able to effectively control the level of licensing and royalty fees paid to third parties, and a significant increase in such fees could have a significant and adverse impact on our future profitability. Seeking alternative patents and technologies may be difficult and time-consuming, and we may not be successful in finding alternative technologies or incorporating them into our products. Our inability to obtain any third-party license necessary to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards, or at greater cost, which could seriously harm our business, financial condition, and results of operations.

Increasing regulatory focus on privacy and cybersecurity issues and expanding laws could expose us to liability, subject us to lawsuits, investigations, and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

Personal privacy and information security are significant issues in the United States and the other jurisdictions in which we operate or make our products and applications available. The legislative and regulatory framework for privacy and security issues worldwide is rapidly evolving and may be inconsistent from jurisdiction to jurisdiction. Examples of these laws include but are not limited to:

●	various comprehensive U.S. state and foreign privacy laws, which give new data privacy rights to their respective residents (including, in California, a private right of action in the event of a data breach resulting from our failure to implement and maintain reasonable security procedures and practices) and impose significant obligations on controllers and processors of consumer data;

●	the General Data Protection Regulation and the United Kingdom General Data Protection Regulations, which apply to all of our activities conducted from an establishment in the EU or the United Kingdom, respectively, or related to products and services that we offer to EU or the United Kingdom users or customers, respectively, or the monitoring of their behavior in the EU or the UK, respectively; and

●	the California Internet of Things Security Law, which regulates the security of data used in connection with internet-connected devices.

We may incur substantial expense in complying with the obligations imposed by various jurisdictions in which we do business or seek to do business and we may be required to make significant changes in our business operations, all of which may adversely impact our revenues and our business overall. Additionally, our failure or perceived failure to comply with privacy and information security laws and regulations would result in negative publicity fines and orders requiring that we change our practices, which will adversely affect our business, reputation, financial condition, and operating results.

Risks Related to Legal and Regulatory Matters

Changes in laws and regulations concerning the use of telecommunication bandwidth could increase our costs and adversely impact our business.

Our business depends on our ability to sell devices that use telecommunication bandwidth allocated to licensed and unlicensed wireless services, and that use of that bandwidth is subject to laws and regulations that are subject to change over time. Changes in the permitted uses of telecommunication bandwidth, reallocation of such bandwidth to different uses, and new or increased regulation of the capabilities, manufacture, importation, and use of devices that depend on such bandwidth could increase our costs, require costly modifications to our products before they are sold, or limit our ability to sell those products into our target markets. In addition, we are subject to regulatory requirements for certification and testing of our products before they can be marketed or sold. Those requirements may be onerous and expensive. Changes to those requirements could result in significant additional costs and could adversely impact our ability to bring new products to market in a timely fashion.

The interpretation and implementation of the various provisions of the Communications Act of 1924, as amended, and the FCC rules implementing said act continue to be heavily debated and may have a material adverse effect on our business. FCC regulatory activity has increased in 2023 and 2024, particularly in connection with broadband the origin of hardware (including chipsets) and software used in telecommunication and data devices. We cannot predict how increased regulatory activity at the FCC will impact our businesses but expect increased legal and compliance costs. If we do not comply with FCC rules, regulations, orders, policies, or procedures we could be subject to FCC enforcement actions, fines, and possibly restrictions on our ability to operate or offer certain or all of our products in the United States. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our products to customers, and could adversely affect our business, results of operations, and financial condition.

Changes in U.S. trade policy, including the imposition of tariffs and restrictions and the resulting consequences, may have a material adverse impact on our business, operating results, and financial condition.

The U.S. government has adopted a new approach to trade policy, including in some cases renegotiating and terminating certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement. The U.S. government has also initiated tariffs on certain foreign goods from a variety of countries and regions, most notably China, where we outsource the manufacturing of our mobile phones, and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, many of these foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy have and may continue to result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries. In addition, the FCC rules prohibit communications equipment deemed to pose an unacceptable risk to national security from obtaining the equipment authorization that allows the products to be imported, marketed, or sold in the U.S.

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

The unfavorable outcome of any future litigation, arbitration, or administrative action could have a significant adverse impact on our financial condition or results of operations.

From time to time, we are a party to litigation, arbitration, or administrative actions. Our business may bring us into conflict with third parties with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. Our financial results and reputation could be negatively impacted by unfavorable outcomes to any future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act, the U.K. Bribery Act, or other anti-corruption laws. Monitoring, initiating, and defending against legal actions is time-consuming for our management, likely to be expensive, and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation. Lawsuits are subject to inherent uncertainties, and defense and disposition costs depend upon many unknown factors. Lawsuits could result in judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of our stockholders’ investment in our common stock. There can be no assurances as to the favorable outcome of any litigation or administrative proceedings. In addition, it can be very costly to defend litigation or administrative proceedings and these costs could negatively impact our financial results.

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

We have been subject to the SEC investigation and stockholders’ class actions in the past and may become subject to securities-related investigations or legal proceedings in the future. The ultimate resolution of such investigations and lawsuits cannot be predicted, and the claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation. We were subject to an SEC investigation that had started in March 2020. Although there were no penalties imposed against the Company as a result of that SEC investigation, we cannot predict the outcome of any particular proceeding, or whether any new SEC investigation will be resolved favorably or ultimately result in charges or material damages, fines, or other penalties, enforcement actions, or civil or criminal proceedings against us or members of our senior management.

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

We are subject to anti-corruption, anti-bribery, anti-money laundering, economic sanctions, export control, and similar laws. Non-compliance with such laws can subject us to criminal or civil liability and harm our business, revenues, financial condition, and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international presence, we may engage with distributors and third-party intermediaries to market our solutions and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes- Oxley Act requires that we attest to having internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a significant adverse impact on our results of operations, financial condition or business.

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

Risks Related to Ownership of Our Common Stock

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

On September 14, 2023, we received a letter from Nasdaq notifying us that, because the bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) for continued listing. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or through March 12, 2024, to regain compliance with the Bid Price Rule. On March 13, 2024, we received a written notice from Nasdaq that the Company was eligible for an additional 180 calendar day period, or until September 9, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten (10) consecutive business days as required under Nasdaq Listing Rule 5810(c)(3)(A) before the Compliance Date. If the Company does not regain compliance with the Bid Price Rule by the Compliance Date, the Nasdaq staff will provide written notice to the Company that its common stock is subject to delisting. At that time, the Company may appeal the determination to a Nasdaq Hearings Panel (the “Panel’). A timely request for a hearing will stay any suspension or delisting action pending the issuance of the Panel’s decision.

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

In prior years, we identified one material weakness in our internal control over financial reporting which, if not remediated, could have resulted in material misstatements in our financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. As of December 31, 2022 and 2021, we identified one material weakness in internal control over financial reporting that pertains to a deficiency in the design and implementation of IT general controls, including elevated (administrator) access to financial reporting systems and subsystems, which are not appropriately restricted and segregated.

We developed and implemented a plan to remediate the material weakness in 2023. The material weakness has been remediated as of December 31, 2023. We cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

We may become a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, may qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Jefferey Wang, a member of our board of directors and the sole manager of AJP, beneficially owns approximately 45.3% of the issued and outstanding shares of our common stock as of December 31, 2023. Although the sale of shares of our common stock pursuant to this prospectus may decrease the beneficial ownership of Mr. Wang, in the event of purchasing more shares of our common stock Mr. Wang may control a majority of the voting power, and we may then be a “controlled company” within the meaning of applicable rules of the Nasdaq at the time of conversion. Under these rules, a company is a “controlled company” if more than 50% of the voting power for the election of directors is held by an individual, group, or another company, and such company may elect not to comply with certain corporate governance requirements, including the requirements that the company have: (i) a majority of its board of directors comprised of independent directors; (ii) a nominating and corporate governance committee comprised solely of independent directors; (iii) a compensation committee comprised solely of independent directors; and (iv) an annual performance evaluation of the nominating and corporate governance and compensation committees.

Though we currently neither anticipate becoming a “controlled company,” nor taking advantage of any “controlled company” exemptions even if deemed to be a “controlled company,” if we were to be deemed to be a “controlled company” and were to elect to be exempt from some or all of these corporate governance requirements, you may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Sales of our common stock under the currently effective registration statement or the perception of such sales in the public market or otherwise could cause the market price for our common stock to decline, even if our business is doing well.

The sale of shares of our common stock in the public market or otherwise, including sales pursuant to the Form S-3 Registration Statement and Prospectus, dated December 1, 2023, or the perception that such sales could occur, could reduce the prevailing market price of shares of our common stock and increase the volatility of our share price. These sales, or the possibility that these sales may occur, also might make it more difficult for us:

●	to sell equity securities in the future at a time and at a price that we deem appropriate; and

●	to comply with the Nasdaq listing standards with regard to the minimum bid price of our common stock.

Resales of our common stock may cause the market price of our securities to drop significantly.

The shares of common stock offered for resale pursuant to the Form S-3 Registration Statement and Prospectus, dated December 1, 2023, represent approximately 48.4% of the outstanding shares of our common stock as of December 31, 2023, and approximately 99% of our public float. Until such time that this registration statement is no longer effective, the registration statement will permit the resale of these shares. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time.

Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor, analyst, or our expectations.

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

Factors that may contribute to fluctuations in our quarterly results, many of which are outside our control and may be difficult to predict, include:

●	fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures or to secure long-term customer relationships, as well as the timing of purchases by our key customers;

●	fluctuations in our customer, product or geographic mix, including the impact of new customer deployments, which typically carry lower gross margins, customer consolidation, which may affect our ability to grow revenue, and products powered by our next-generation technologies, which initially tend to be lower margin due to higher per unit production costs and greater variability in production yields;

●	the timing, market acceptance and rate of adoption of our new product releases and our competitors’ new product releases;

●	our ability to manage manufacturing costs, maintain or improve quality, and increase volumes and yields on products;

●	our ability to successfully restructure or transform our operations within our anticipated time frame and realize our anticipated savings;

●	the price, quality and timing of delivery of key components from suppliers, including any shipping cost increases or delays in the supply of components, as well as impacts due to consolidations amongst our suppliers;

●	order cancellations, reductions or delays in delivery schedules by our customers;

●	any delay in collecting or failure to collect accounts receivable;

●	our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;

●	any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation, as well as aggressive pricing tactics by our competitors;

●	our ability to manage inventory while timely meeting customer demand and avoiding charges for excess or obsolete inventory;

●	the availability of third-party service partners to provide contract development and manufacturing services for us;

●	the timing of revenue recognition and revenue deferrals;

●	any future changes in U.S. GAAP or new interpretations of existing accounting rules;

●	the impact of a significant natural disaster, as well as interruptions or shortages in the supply of utilities such as water and electricity;

●	general economic and political conditions in domestic and international markets, and other factors beyond our control; and

●	additional developments regarding our intellectual property portfolio and regulatory exclusivity protections, if any.

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

Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate or that our organic growth and expansion may be curtailed. You should be prepared for differences between actual and projected results from time to time. Our future actual results may be materially different from those contained in our projections, both as to amounts and as to timing. The inclusion of projections or timelines in this Annual Report on Form 10-K or any other filing we make with the SEC or otherwise communicated to investors by us should not be regarded as an indication that we or our management or representatives considered or consider such projections and timelines to be a reliable prediction of future events, and the projections and timelines should not be relied upon as such.

Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

If we are unable to maintain the listing of our common stock on Nasdaq or another national securities exchange, our common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1.0 million, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if we are unable to maintain the listing of our common stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected. If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

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

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, systemic, political, and market conditions, such as recessions, interest rate changes, or international currency fluctuations, may negatively affect the market price of our common stock.

The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

●	market conditions in the broader stock market in general, or in our industry in particular

●	actual or anticipated fluctuations in our quarterly financial and operating results;

●	introduction of new products and services by us or our competitors;

●	sales, or anticipated sales, of large blocks of our stock;

●	issuance of new or changed securities analysts’ reports or recommendations;

●	failure of industry or securities analysts to maintain coverage of our company, changes in financial estimates by any industry or securities analysts that follow our company, or our failure to meet such estimates;

●	additions or departures of key personnel;

●	regulatory or political developments;

●	changes in accounting principles or methodologies;

●	acquisitions by us or by our competitors;

●	litigation and governmental investigations; and

●	economic, political, and geopolitical conditions or events.

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

Adverse macroeconomic conditions, including inflation or recession, new or increased tariffs and other barriers to trade, changes to the U.S. fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, and currency fluctuations can adversely impact consumer confidence and spending and materially adversely affect demand for our products and services. In addition, consumer confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs, and other economic factors. Besides an adverse impact on demand for our products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our counteragents including customers, suppliers, contract manufacturers, logistics providers, cellular network carriers, and channel partners.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We are committed to protecting information and the underlying information systems involved in the functionality of our products and the operation of our business. We assess, identify, and manage material risks from cybersecurity threats through various processes and procedures, including:

(i)	assessing risks, ad hoc, to identify the potential impact and likelihood of various risks and scenarios and to determine appropriate mitigation strategies and controls;

(ii)	third-party manufacturer, partner, and supplier selection processes;

(iii)	utilizing procedures for responding to cybersecurity incidents;

(iv)	training our employees, incident response personnel, and senior management on cybersecurity awareness;

(v)	monitoring the responsibilities of our information technology team and evaluating our cybersecurity posture and performance on an ongoing basis;

(vi)	conducting regular vulnerability scans and tests utilizing threat intelligence feeds in the assessment of hardware and software; and

(vii)	using external service providers and other third parties, where appropriate, to assess, test, or otherwise assist with aspects of our systems addressing cybersecurity threats.

Although we are still in the process of developing a formal incident response plan, our team is trained and had practical experience to cover all phases of the incident management process, including identification, containment, eradication, recovery, and post-incident analysis. Significant cybersecurity incidents are elevated within the hierarchy of management and assessed by a cross-functional, executive management-level team, which is responsible for making the necessary strategic decisions, prioritizing actions that can minimize the impact of the cybersecurity incidents on us and our customers, and determining the materiality of such incidents.

In the past we were subject to attempts to compromise our information technology systems, and, like all information technology systems, our systems are potentially vulnerable to damage, unauthorized access, or interruption from a variety of sources. As of the date of this annual report on Form 10-K, we are not aware of any such attacks that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. In addition, our third-party service providers and other partners face similar cybersecurity threats, and although we assess these third parties’ cybersecurity controls through a cybersecurity assessment, which may include a cybersecurity questionnaire depending on our risk evaluation, and include security and privacy addendums to our contracts where applicable, a cybersecurity incident any of these entities could materially adversely affect our business and results of operations. For more information on our cybersecurity-related risks, please see “Risks Related to Information Technology and Intellectual Property” in “Part I. Item 1A. Risk Factors” of this annual report on Form 10-K.

Corporate Governance

Cybersecurity Risks Oversight by the Members of our Board

The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats as a part of its overall risk oversight responsibilities. Such responsibility includes compliance with disclosure requirements, cooperation with law enforcement, and analyzing the related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full board for consideration. The Audit Committee receives annual reports on our cybersecurity risks from management. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Cybersecurity Risks Oversight by our Management

Our management team, including our Head of Information Technology, is responsible for addressing, assessing, and managing our material risks from cybersecurity threats. Our head of Information Technology supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants (when applicable). Our management team’s experience includes demonstrated expertise in cybersecurity, mobile and data devices, and smartphone software. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence, and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties.

We maintain our corporate headquarters in a leased facility in San Diego, California. In addition, we lease a facility in Shenzhen, China, and a facility in Beijing, China for employees that perform engineering and logistics services. We believe that our facilities are suitable to meet our current needs.

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

Holders of Record

As of March 20, 2024, there were 81 holders of record of our common stock based on information furnished by American Stock Transfer and Trust Company, LLC, the transfer agent for our securities.

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

Recent Sales of Unregistered Securities

On October 18, 2023, we issued 230,000 shares of our common stock to a service provider in consideration of consulting services to the Company.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The service provider described above represented the intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

Purchase of Equity Securities

None

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition, Results of Operations.

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes thereto contained in Part IV of this Annual Report on Form 10-K. As discussed in the section titled “Cautionary Note About Forward-Looking Statements,” this discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A.,”Risk Factors,” included in Part I of this Annual Report on Form 10-K.

Company Overview

Sonim Technologies is a leading U.S.-based provider of rugged mobile devices and accessories designed for workers physically engaged in their work environments, often in mission-critical roles. As part of our expansion efforts, the Company has introduced our Connected Solutions division which will begin launching products in 2024 in the U.S., Canada and Asia/Pacific. Connected Solutions will primarily consist of devices that connect to the internet including mobile hotspots, fixed wireless devices and USB dongle devices. In addition to this, the Company has expanded its rugged phone portfolio by developing a semi-rugged smartphone that is designed for small businesses through three U.S. carriers beginning in the second half of 2024. The Company is also launching a consumer durable product in late 2024 to address consumers who need more protection in their devices without sacrificing key design elements and maintaining an attractive price point. In 2023, the Company sold tablets that connect to the internet to a customer who rebranded them for sale in the U.S., but such sales have been discontinued in the fourth quarter of 2023.

Since June 2023, the Company has received thirteen product awards from U.S., Canadian, and an Australian carrier for products that will launch in 2024. This includes seven product awards for rugged phones, five product awards for mobile hotspots, and one product award for a consumer durable smartphone. The thirteen product awards compare to one or two product awards per year that the Company received in years prior to 2023.

Revenues in 2023 were primarily generated from sales of our mobile phones and industrial-grade accessories, predominantly to wireless carriers in the United States and Canada. We currently have products available at all three U.S. Tier-one carriers – AT&T, T-Mobile and Verizon as well as the three primary carriers in Canada – Bell, Telus and Rogers. These carriers then resell our products, along with network services, to end customers focusing on two primary end markets: industrial enterprise and public sector. In 2023 and 2022, tablets were sold to a customer who resold them to a carrier in the U.S. The tablet business was not part of our core business as it was under the ODM model where we designed a product for a specific customer, and we found a manufacturer to produce the product. ODM products have lower margins and shorter product lives as compared to our other products.

Given our primary sales channels in the U.S. and Canada consist of large wireless carriers, our customer base is somewhat concentrated. For the year ended December 31, 2023, large wireless carriers contributed 45% of our revenues, with our top three carrier customers accounting for 40%. Our tablet customer represented 48% of our revenue while smartphones constituted 34% of our revenues and feature phones 17% of our revenues. To help control and manage the quality, cost and reliability of our supply chain, we directly manage the procurement of certain final assembly materials used in our products, which include memory and LCDs. To help contain costs and improve the efficiency of our operations, we have outsourced substantially all of our manufacturing functions, software development and quality control functions to third parties, transferring the employees who previously performed this work. We continue to develop differentiated products to attract and retain customers.

While we continue to design ultra rugged phones and accessories, we have broadened our product range to appeal to a more diverse audience. Our core value proposition, which has earned us a loyal following, remains the foundation of our expanded offerings, including rugged durable phones and wireless data devices. These new products will not only expand our portfolio of products but will also allow the Company to diversify our customer base into new markets. New product launches for hotspots, our new rugged phone for small businesses, and our consumer-oriented phone will begin in 2024 and sales are expected to grow over the next few years.

Our key value proposition in the market is to incorporate specific elements of our rugged roots into our new products with added durability without sacrificing attractive design and value pricing. We believe this is an underserved market opportunity in the small business and consumer spaces. Our expertise in carrier mobility leads us to a natural extension into data devices, where we can leverage our technical expertise as well as our streamlined organization to bring better quality, better specs, and low cost to the marketplace.

Recent Developments

Recent Product Awards

The first step in selling our products through cell phone carriers is to receive a product award from the carrier. The award documents the intent of the carrier to carry the proposed product and offer it to customers through their stores or online. The carrier and Sonim agree to a launch date that is generally nine months or longer from the date of the product award. After the product award, the Company and its partners complete the design that includes the unique specifications from the carrier, test the device, obtain certification from the carrier to sell the device, and begin full scale manufacturing of the product based on purchase orders issued by the carrier.

In the third quarter of 2023, the Company received five separate product awards for the new hotspot devices that connect users to the internet through the 4G or 5G phone network. These devices can replace a cable modem at a much lower monthly cost, are portable, and can be used anywhere that is covered by the 4G or 5G networks. These product awards are from three tier-one carriers in the U.S., one tier-one carrier in Canada, and one tier-one carrier in Australia. The Company expects to launch the hotspots with different carriers beginning in the second quarter of 2024, through the fourth quarter of 2024. Incremental revenue and incremental net income are expected once these products are launched.

In the third quarter of 2023 and in the first quarter of 2024, the Company received three product awards for a new rugged smartphone from U.S. carriers. This phone is sleeker than our ultra-rugged smartphone and will be targeted to small businesses that are exposed to challenging environments and who want a more durable phone that looks and feels like other consumer phones and has the same great features as other Android phones. This product is expected to launch in the second half of 2024.

In the third quarter of 2023, the Company also received a product award for a value 5G smartphone from a tier-one U.S. carrier. This phone looks and feels like other consumer phones and has the same great Android features. The differentiator is that it is much more durable than other phones, and it does not require a separate protective case. This product is expected to launch in the fourth quarter of 2024.

Closure of the SEC Investigation with No Enforcement Action

On March 6, 2023, we received a letter from the SEC that stated that the SEC has concluded the investigation of the Company and does not intend to recommend any enforcement action against the Company.

Liquidity and Capital Resources

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $9.4 million, as of December 31, 2023. During the year ended December 31, 2023, our net loss was $0.1 million and our use of cash in operations was $4.1 million. Our cash balance is expected to cover any negative cash flow that may be caused by developing new products over the next year. Increased revenue from new products is expected to increase cash flow in the second half of 2024. We expect to meet all obligations with existing cash and operating cash flow for a period of at least one year from the date of release of the financial statements included in this Form 10-K.

Expansion into Europe and the Middle East

In January 2024, the Bullitt Group Ltd., a competitor of the Company for rugged phones, shutdown. This creates an opportunity for the Company to sell our existing rugged phones and to develop new rugged phones for customers that were formally served by Bullitt in Europe and around the world. We are increasing our sales teams for Europe, the Middle East, and Africa and are expanding our service infrastructure to serve former Bullitt customers. We expect higher sales in Europe in 2024 and in future years.

Nasdaq Delisting and Reverse Stock Split

On September 14, 2023, we received a letter from Nasdaq notifying us that, because the bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) for continued listing. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or through March 12, 2024, to regain compliance with the Bid Price Rule. On March 13, 2024, such period was extended by an additional 180 calendar days, or through September 9, 2024. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten (10) consecutive business days as required under Nasdaq Listing Rule 5810(c)(3)(A) (unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)) during the 180-day period).

If the Company does not regain compliance during this second 180-day period, the Nasdaq staff will provide written notice to us that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if Sonim does appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

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

Macroeconomic Events

During the fiscal year 2023, we operated under challenging market conditions, influenced by global events beyond our control such as inflation, supply chain disruptions, tensions between the U.S. and China, war in Ukraine, the overall international instability, and other events discussed in “Part I. Item 1A. Risk Factors” in this Form 10-K. We have implemented and continue to implement measures to address those challenges. We also continue to actively manage our inventory and establish a relationship with third-party manufacturers in an effort to minimize supply chain disruptions. Nevertheless, the above-described events had and will continue to impact the global macroeconomic and geopolitical environments, capital and commodity markets, and global supply chains, which may have an adverse impact on our operations and hinder our ability to access capital, if needed. Our cost of revenue may increase if the component prices increase.

Key Metrics

We review a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies.

Units Sold

Our smartphones include the XP10 model sold in 2023 and 2022, and our XP8 model sold in 2022. The number of smartphone units sold during the year ended December 31, 2023 compared to the year ended December 31, 2022 increased by 89%, primarily because the XP10 was launched in November 2022 and had a full year of sales in 2023. The Company’s tablet sales increased by 52% in 2023 as compared to 2022 because the tablet was launched in the third quarter of 2022, and 2023 had nine months of tablet sales. We stopped selling the tablet in October, 2023. Our feature phones include the XP3plus, XP3, XP5, XP5s, and XP5plus models. The number of feature phone units sold during the year ended December 31, 2023 compared to the year ended December 31, 2022 decreased by 32%, primarily because 2022 had higher sales of the XP3plus after it was launched in September 2021.

Set forth below is units sold by product category (in thousands):

	Year Ended December 31,
	2023	2022
Smartphones	70	37
Feature phones	69	102
Tablets and other	508	330
Total Units Sold	647	469

Adjusted EBITDA

In addition to our financial results determined in accordance with U.S. GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our performance-related metrics.

Set forth below is a reconciliation from net loss to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2023	2022
Net loss	$(90)	$(14,087)
Depreciation and amortization	2,206	2,375
Stock-based compensation	1,496	1,551
Interest expense	15	97
Income taxes	374	184
Adjusted EBITDA	$4,001	$(9,880)

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

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations for various reasons, including:

●	non-cash equity grants made to employees at a certain price do not necessarily reflect the performance of our business at such time, and as such, stock-based compensation expense is not a key measure of our operating performance; and

●	non-cash depreciation and amortization are not considered a key measure of our operating performance.

We use Adjusted EBITDA:

●	as a measure of operating performance;

●	for planning purposes, including the preparation of budgets and forecasts;

●	to allocate resources to enhance the financial performance of our business;

●	to evaluate the effectiveness of our business strategies;

●	in communications with our board of directors concerning our financial performance; and

●	as a consideration in determining compensation for certain key employees.

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

Factors Affecting Our Results of Operations

We believe that the growth and future success of our business depend on many factors. While these factors present significant opportunities for our business, they also pose important challenges that we must successfully address to improve our results of operations.

Research and Development

We believe that our performance is significantly dependent on the investments we make in research and development and that we must continue to develop and introduce innovative new products on a two- to three-year cycle. Our partnerships with ODMs are expected to enable us to shift between different types and numbers of devices under development while increasing the size of our internal team at a slower pace than our growth in revenue.

While the hardware design of our phones is generally the same for all wireless carriers, each device must be configured to conform to the requirements of each wireless carrier’s network, resulting in higher development expenses as the number of wireless carriers we sell through increases. In addition to the design and configuration costs, each device must undergo a multi-month technical approval process at each carrier before it can be certified to be stocked at each carrier. The approval process for each device for each carrier has historically cost between $1 million and $3 million. We capitalize these certification costs as contract fulfillment assets and amortize them over the estimated life of the product. Prior to the commencement of development of a product for certification, we generally do not receive any purchase orders or commitments. Following a carrier’s review of product concepts, we may receive a product award letter from that carrier to move forward with the development and certification process, at which time we may begin receiving advance purchase orders or commitments. Since the timing of when we seek technical approval with our wireless carriers tends to be cyclical in nature, quarter-over-quarter expenditures may vary significantly depending on the number of approvals in process during the quarter. If we fail to innovate and enhance our product offerings, our brand, market position and revenues may be adversely affected. If our research and development efforts are not successful, then we will not recover these investments that we make.

New Customer Acquisitions

We are focused on continuing to acquire new customers, in North America, Europe, the Middle East, and Australia, to support our long-term growth. Historically, we have been dependent on a small number of wireless carriers distributing our products. We have invested, and expect to continue to invest, in our sales and marketing efforts to drive new customer acquisitions. We are currently pursuing former customers of Bullitt in Europe and the Middle East to introduce our rugged phone products. A key part of our strategy is to further expand our connected solutions products. We also intend to continue to invest in and expand our international sales teams. As a result, we expect our sales and marketing costs to increase as we seek to acquire new customers. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our sales and marketing resources.

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

Revenues

Revenues are recognized on the date that the customer receives the products sold or when title is passed to the customer upon shipment. For products shipped on consignment, revenue is not recognized until the products are sold to the end customer. Any discounts, marketing development funds, product returns or other revenue reductions are treated as offsets to revenues, which is presented on a net basis. A return reserve reduces revenue for products that are sold to distributors with a right of return. We have also historically entered into customer agreements with channel partners that include a combination of products and non-recurring engineering services, or NRE services. When a customer agreement includes NRE services which involve significant design modification and customization of the product software that is essential to the functionality of the hardware, revenues are also recognized as control transfers to the customer under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. All of our revenues are derived from a single segment.

The Company recognizes revenue primarily from the sale of products, including our mobile phones, connected devices, tablets, and accessories, and most of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a commitment in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the commitments as individual performance obligations if they are both capable of being distinct and are distinct within the context of the contract.

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

Our tablet sales were with a customer that imported the tablets to the U.S., where the tablets were branded, and sold to a U.S. retailer. Tablet sales ended in October 2023 and are not expected to be resumed in 2024.

Cost of Revenues and Gross Profit/Gross Margin

Cost of revenues for products manufactured by third parties is the negotiated price that the Company pays for the products. Cost of revenues includes other direct costs related to the final product to the customer, including such items as shipping costs, royalties on third-party technology included in the product, warranty cost accruals, supply chain costs, logistics costs, and packaging and handling costs.

Amortization of NRE expenses and contract fulfillment costs are part of cost of revenues. Gross profit is defined as revenues less cost of revenues. Gross margin is gross profit expressed as a percentage of revenues. We expect that our gross margin may fluctuate from period to period, primarily because of changes in average selling price, changes in the price that we pay for inventory, revenue mix among our devices, and shipping costs. In addition, we may reserve against the value at which we carry our inventory based upon the device’s lifecycle and conditions in the markets in which we sell.

Operating Expenses

Our operating expenses consist of the following categories:

Research and development. Research and development expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation and employee benefits, as well as outsourced costs incurred through our ODM partnerships and other third parties. Research and development expenses also include the costs of developing new products and supporting existing products. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications. We consider costs associated with achieving technical acceptance with each product at each carrier to be a contract fulfillment cost that we capitalize. We expect our research and development expenses to fluctuate over time as we experience the various product cycles of our devices.

Sales and marketing. Sales expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation, commissions to sales representatives, travel costs and employee benefits, as well as field support and customer training costs. Marketing expenses include all social media and collateral print media, and brand development expenses.

General and administrative. General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation, travel costs and employee benefits, as well as professional and consulting fees, legal fees, and insurance costs.

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

Results of Operations

Years Ended December 31, 2023 and 2022:

The following tables present key components of our results of operations for the respective periods (in thousands):

	Year Ended December 31,		2023 vs 2022
	2023	2022	Increase (Decrease)%
Net revenues	$93,632	$69,828	$23,804	34.1%
Cost of revenues	74,308	58,205	16,103	27.7%
Gross profit	19,324	11,623	7,701	66.3%
Operating expenses:
Research and development	1,772	7,973	(6,201)	-77.8%
Sales and marketing	8,768	7,274	1,494	20.5%
General and administrative	8,271	10,666	(2,395)	-22.5%
Total operating expenses	18,811	25,913	(7,102)	-27.4%
Net income (loss) from operations	513	(14,290)	14,803	-103.6%
Interest expense	(15)	(97)	82	-84.5%
Other income (expense), net	(214)	484	(698)	-144.2%
Net income (loss) before income taxes	284	(13,903)	14,187	-102.0%
Income tax expense	(374)	(184)	(190)	103.3%
Net loss	$(90)	$(14,087)	$13,997	-99.4%

Net revenues. Net revenues for the year ended December 31, 2023, increased by $23.8 million, or 34.1% to $93.6 million compared to $69.8 million for the year ended December 31, 2022. The increase in net revenues was primarily due to an increase in smartphone sales of $13.6 million and tablet sales of $15.3 million, partially offset by a decrease in feature phone sales. Tablet sales stopped in October 2023 with the end of the product’s life cycle. We expanded our product portfolio with two low-cost smartphones that were developed through our ODM model and started shipping in December 2023, which contributed $0.4 million in revenue in 2023. We have thirteen new product awards, five for mobile hotspots, seven for new rugged phones, and one for a new consumer durable phone. These products are all expected to launch in 2024, and will result in higher revenue in the second half of 2024 and in future years.

Cost of revenues. Total cost of revenues for the year ended December 31, 2023, increased $16.1 million, or 27.7%, to $74.3 million, or 79.4% of net revenues, compared to $58.2 million, or 83.4% of net revenues for the year ended December 31, 2022. This increase was attributable to the increase in net revenues. The lower cost of revenues as a percentage of net revenues in 2023 was due to sales mix and specifically the sale of relatively higher margin smartphones in 2023.

Gross profit and margin. Gross profit for the year ended December 31, 2023, increased $7.7 million, or 66.3%, to $19.3 million, or 20.6% of net revenues, from $11.6 million, or 16.6% of net revenues for the year ended December 31, 2022. This increase in gross profit was primarily due to higher revenue from smartphone and tablet sales. Gross profit margins reflected a more favorable product mix due to increased sales of the refreshed XP10 rugged smartphone.

Research and development. Research and development (“R&D”) expenses for the year ended December 31, 2023, decreased by $6.2 million, or 77.8%, to $1.8 million compared to $8.0 million for the year ended December 31, 2022. The decrease was due to 2022 including R&D on the XP10 and the XP5plus that were launched in 2022. R&D expense in 2023 included spending on the new mobile hotspots, and two new smartphones that will launch in 2024.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2023, increased by $1.5 million, or 20.5%, to $8.8 million compared to $7.3 million for the year ended December 31, 2022. This increase is due to the hiring of new personnel to drive the Company’s expansion into data devices, and the expansion of the sales team to serve Europe, the Middle East and Australia.

General and administrative. General and administrative expenses for the year ended December 31, 2023, decreased by $2.4 million, or 22.5%, to $8.3 million compared to $10.7 million for the year ended December 31, 2022. This decrease was primarily due to severance costs of $1.2 million incurred in 2022 due to a change in the management team, a decrease in finance headcount, and lower directors and officers insurance costs.

Interest expense. Interest expense is less than $0.1 million in both years because the Company had minimal debt.

Other income (expense), net. Other income (expense), net, decreased by $0.7 million primarily because 2022 had a $0.7 million gain on the termination of the San Mateo office lease.

Income tax expense. We recognized an income tax provision of $0.4 million in 2023 as compared to $0.2 million in 2022. This increase in tax expense in 2023 is primarily due to the Company’s increase in foreign tax expense for its foreign subsidiaries in 2023 as compared to 2022.

Net loss. The net loss for December 31, 2023, was $0.1 million compared to $14.1 million for December 31, 2022. This $14.0 million improvement is primarily due to a $7.7 million increase in gross profit due to higher revenue, a $6.2 million decrease in R&D expenses, and a $2.4 million decrease in General and Administrative expenses, partially offset by a $1.5 million increase in Sales and Marketing expenses.

Adjusted EBITDA. Adjusted EBITDA was $4.0 million for the year ended December 31, 2023, compared to negative $9.9 million for the year ended December 31, 2022. This improvement was primarily due to the same factors in the improvement to Net Loss.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of December 31, 2023, we did not have any convertible loans or any other borrowing structures in place.

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $9.4 million as of December 31, 2023. During the year ended December 31, 2023, our net loss was $0.1 million. In 2024 we will be launching new products beginning in the second quarter, and these new products are expected to incrementally improve cash flow. In 2024, we will continue to use cash to complete the certification of our new products with the carriers, to develop new products, and to expand our sales and marketing teams in Europe, the Middle East, and Australia. We will adjust our spending to ensure that our cash is sufficient to cover any future negative cash flow.

Our management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, or through arrangements with strategic or investment partners with greater resources or access to funds, or through obtaining credit from government or financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. The shares of our common stock offered for resale pursuant to the Form S-3 Registration Statement and Prospectus, dated December 1, 2023, represented approximately 48.4% of the outstanding shares of our common stock as of December 31, 2023, and approximately 99% of our public float. Given the substantial number of shares of our common stock registered for resale, the perception in the market that the selling securityholders of a large number of shares intend to sell shares could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock and hinder our efforts to address our capital needs by means of the sale of our securities.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(4,052)	$(12,360)
Net cash used in investing activities	(36)	(8)
Net cash provided by financing activities	272	14,348

Cash flows from operating activities

For the year ended December 31, 2023, cash used in operating activities was $4.1 million. Non-cash charges were $4.3 million and changes in operating assets and liabilities were a net use of $8.3 million. Non-cash charges primarily consisted of $2.2 million in depreciation and amortization, $1.5 million in stock-based compensation, $0.4 million in payment for services with common stock, partially offset by non-cash lease liability amortization. The changes in our net operating assets and liabilities were primarily due to an increase in contract fulfillment assets of $4.5 from the capitalization of certification costs, an increase of $3.0 million in accounts receivable due to the timing of sales at year-end, and an increase of $2.6 million in inventory due to the timing of shipments at year-end. These cash decreases were partially offset by a decrease of $1.3 million in non-trade receivables due to the timing of parts deliveries to our manufacturers.

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

Cash flows from investing activities

For the years ended December 31, 2023 and 2022, cash used in investing activities was less than $0.1 million each year.

Cash flows from financing activities

For the year ended December 31, 2023, cash provided by financing activities was $0.3 million, primarily due to $0.4 million in proceeds from the exercise of stock options, partially offset by $0.1 million for the repayment of debt.

For the year ended December 31, 2022, cash provided by financing activities was $14.3 million, primarily due to proceeds from the AJP transaction (see Note 9).

Material Cash Requirements

We had approximately $13.5 million in noncancelable purchase orders for inventory and other operating expenses as of December 31, 2023. We anticipate the source of funds to meet these obligations to be existing cash and future product sales.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

Contract Fulfillment Assets and Amortization

The Company determined that the NRE technical approval costs and the NRE field test costs are contract fulfillment costs and recognizes the associated NRE asset as these costs are incurred. The Company tracks the NRE assets by product and customer, then amortizes the NRE assets to Cost of Revenues over a period of four years, which is management’s estimated average product life for each model phone, starting from the date of the first significant sales.

Recently Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for interim and annual periods beginning after December 15, 2022. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements and resulted in additional disclosures only.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to filing this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Remediation of Previously Identified Material Weaknesses in Internal Control

For the year ended December 31, 2022, we identified a material weakness in our internal controls over financial reporting related to the design and implementation of our IT general controls including a failure to document reviews of changes to user roles in our financial reporting systems and subsystems. During 2023, we fully implemented additional control procedures over changes to user roles in our financial reporting systems and subsystems and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established for “emerging growth companies” under the Jumpstart Our Business Startups (JOBS) Act.

Changes in Internal Control Over Financial Reporting

Except as otherwise disclosed, there was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The additional information required by this Item 10 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2023 fiscal year.

Item 11. Executive Compensation.

The information required by this Item 11 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2024 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2023 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2024 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2023 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2024 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2023 fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2024 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2023 fiscal year.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following - consolidated financial statements and related documents are filed as part of this report:

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38907	3.1	May 17, 2019
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-38907	3.1	September 15, 2021
3.3	Amended and Restated Bylaws of the Registrant	8-K	001-38907	3.1	November 8, 2021
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019
4.2	Description of the Registrant’s Securities	10-K	001-38907	4.4	March 27, 2020
10.1†	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019
10.2†	Sonim Technologies, Inc. 2019 Equity Incentive Plan, as amended and restated as of September 28, 2023	8-K	001-38907	10.1	September 28, 2023
10.3†	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019
10.4†	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers	S-1	333-230887	10.4	April 15, 2019
10.5+	Frame Purchase Agreement dated December 18, 2020 by and between Sonim Technologies, Inc. and Dongguan Unicair Communication Technology Co. Ltd.	8-K	001-38907	10.1	December 18, 2020
10.6+	Asset Purchase & Employee Transfer Agreement dated December 22, 2020 by and among Sonim Technologies (India) Private Limited and Coforge Ltd.	8-K	001-38907	10.1	December 29, 2020
10.7+	ODM Services Agreement dated February 26, 2021 by and among Sonim Technologies, Inc. and FIH (Hong Kong) Limited	8-K	001-38907	10.1	March 4, 2021
10.8†*	Non-Employee Director Compensation Policy dated as of January 1, 2024
10.9+	Subscription Agreement, dated as of April 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.1	April 14, 2022
10.10†	Retention and Separation Agreement, dated as of April 13, 2022, by and between Sonim Technologies, Inc. and Robert Tirva	10-K	001-38907	10.16	May 2, 2022
10.11†	Release Agreement dated as of July 13, 2022, by and between Sonim Technologies, Inc. and Robert Tirva	8-K	001-38907	10.3	July 13, 2022
10.12†+	Amended and restated letter agreement, dated as of December 8, 2023, by and between Sonim Technologies, Inc. and Clay Crolius	8-K	001-38907	10.2	December 11, 2023
10.13	Registration Rights Agreement, dated as of July 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.5	July 13, 2022
10.14†+	Amended and restated letter agreement, dated as of December 8, 2023, by and between Sonim Technologies, Inc. and Hao (Peter) Liu	8-K	001-38907	10.1	December 11, 2023
10.15†	Employment Agreement, dated as of August 23, 2022, by and between Sonim Technologies, Inc. and Charles Becher	10-K/A	001-38907	10.19	May 1, 2023
10.16†	Consulting Agreement by and between the Company and Alan Howe dated as of August 8, 2023	8-K	001-38907	10.1	August 9, 2023

21.1	Subsidiaries of the Registrant	10-K	001-38907	21.1	March 20, 2023
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Sonim Technologies, Inc. Clawback Policy for Incentive-based Compensation effective as of October 2, 2023
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and Contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement
+	Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and Item 601(b)(10)(iv) of Regulation S-K

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonim Technologies, Inc.

Date March 27, 2024	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hao Liu	Chief Executive Officer and Director	March 27, 2024
Hao (Peter) Liu	(Principal Executive Officer)

/s/ Clay Crolius	Chief Financial Officer	March 27, 2024
Clay Crolius	(Principal Financial and Accounting Officer)

/s/ Mike Mulica	Chairman of the Board and Director	March 27, 2024
Mike Mulica

/s/ Jeffrey Wang	Director	March 27, 2024
Jeffrey Wang

/s/ Jack Steenstra	Director	March 27, 2024
Jack Steenstra

/s/ James Cassano	Director	March 27, 2024
James Cassano

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Sonim Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonim Technologies, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
March 27, 2024

We have served as the Company’s auditor since 2013

SONIM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 and 2022

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$9,397	$13,213
Accounts receivable, net	25,304	22,433
Non-trade receivable	961	2,269
Inventory	6,517	3,910
Prepaid expenses and other current assets	1,608	1,807
Total current assets	43,787	43,632
Property and equipment, net	71	168
Right-of-use assets	55	66
Contract fulfillment assets	9,232	6,848
Other assets	2,898	2,972
Total assets	$56,043	$53,686
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$147
Accounts payable	19,847	21,126
Accrued liabilities	12,233	10,692
Current portion of lease liability	55	66
Deferred revenue	12	31
Total current liabilities	32,147	32,062
Income tax payable	1,528	1,429
Accrued severance	—	150
Total liabilities	33,675	33,641
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 43,081,083 and 40,774,687 shares issued and outstanding at December 31, 2023 and 2022, respectively	43	41
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized: and no shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	272,285	269,874
Accumulated deficit	(249,960)	(249,870)
Total stockholders’ equity	22,368	20,045
Total liabilities and stockholders’ equity	$56,043	$53,686

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2023 and 2022

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	2023	2022
Net revenues	$93,632	$69,828
Cost of revenues	74,308	58,205
Gross profit	19,324	11,623
Operating expenses:
Research and development	1,772	7,973
Sales and marketing	8,768	7,274
General and administrative	8,271	10,666
Total operating expenses	18,811	25,913
Net income (loss) from operations	513	(14,290)
Interest expense	(15)	(97)
Other income (expense), net	(214)	484
Net income (loss) before income taxes	284	(13,903)
Income tax expense	(374)	(184)
Net loss	$(90)	$(14,087)
Net loss per share:
Basic and diluted	$(0.00)	$(0.49)
Weighted-average shares used in computing net loss per share:
Basic and diluted	41,689,386	28,889,111

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023, and 2022

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at, January 1, 2022	18,808,885	$19	$253,416	$(234,805)	$18,630
Issuance of common stock, net of issuance costs	20,878,638	21	14,394	—	14,415
Issuance of common stock, compensation	800,622	1	513	—	514
Net settlement of common stock upon release of RSU	286,542	—	—	—	—
Adoption of ASC 842 – leases (See Note 6)	—	—	—	(978)	(978)
Stock-based compensation	—	—	1,551	—	1,551
Net loss	—	—	—	(14,087)	(14,087)
Balance at, December 31, 2022	40,774,687	$41	$269,874	$(249,870)	$20,045
Net settlement of common stock upon release of RSU	619,042	—	—	—	—
Issuance of common stock for payment of services	687,354	1	497	—	498
Issuance of common stock upon exercise of stock options	1,000,000	1	418	—	419
Stock-based compensation	—	—	1,496	—	1,496
Net loss	—	—	—	(90)	(90)
Balance at, December 31, 2023	43,081,083	$43	$272,285	$(249,960)	$22,368

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023 and 2022

(IN THOUSANDS)

	2023	2022
Cash flows from operating activities:
Net loss	$(90)	$(14,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,206	2,375
Stock-based compensation	1,496	1,551
Loss on disposal of assets	—	130
Stock issued for services	388	514
Gain on termination of lease	—	(730)
Credit losses	159	5
Other	97	(788)
Changes in operating assets and liabilities:
Accounts receivable	(3,030)	(11,635)
Non-trade receivable	1,308	(14)
Inventory	(2,607)	1,634
Prepaid expenses and other current assets	426	4,045
Contract fulfillment assets	(4,543)	(6,236)
Other assets	(43)	(448)
Accounts payable	(1,279)	11,653
Accrued liabilities	1,380	(369)
Deferred revenue	(19)	20
Income tax payable	99	20
Net cash used in operating activities	(4,052)	(12,360)

Cash flows from investing activities:
Purchase of property and equipment	(36)	(8)
Net cash used in investing activities	(36)	(8)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	14,415
Proceeds from exercise of stock options	419	—
Repayment of long-term debt	(147)	(67)
Net cash provided by financing activities	272	14,348
Net increase (decrease) in cash and cash equivalents	(3,816)	1,980
Cash and cash equivalents at beginning of the year	13,213	11,233
Cash and cash equivalents at end of the year	$9,397	$13,213
Supplemental disclosure of cash flow information:
Cash paid for interest	$15	$97
Cash paid for income taxes	$42	$151

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Per Share Amounts)

NOTE 1—The Company and its significant accounting policies

Description of Business—Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999, and is headquartered in San Diego, California. The Company is a leading provider of rugged and consumer durable mobile devices designed to provide extra protection for users who demand more durability in their work and everyday lives. Historically, the Company has focused on handsets and accessories in the enterprise and government sectors. However, the Company has increased its product portfolio to include connected devices including mobile hotspots that connect to the internet. In 2023, the Company has received five product awards from carriers in the U.S., Canada, and Australia, for two models of mobile hotspots that will launch in 2024. The Company has also expanded its portfolio of rugged phones to include a new semi-rugged smartphone that will be sold through the carriers to small business who want a more durable product. The Company has received three product awards from carriers for this new smartphone that will launch in 2024. The Company also received a product award for a consumer durable smartphone that will launch in the second half of 2024. In 2022, the Company began selling a tablet that was developed using the Company’s ODM model where the Company designs the product specifically for one customer and finds a manufacturer for that product. The tablet was a high volume and low margin product and generated a significant portion of the Company’s revenue in 2023. Sales of the tablet ended in October 2023 as the product reach its end of life. The ODM model is not a core business of the Company, and it is normal for ODM model revenue to fluctuate significantly.

Liquidity and Ability to Continue as a Going Concern—The Company’s consolidated financial statements account for the continuation of its business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products. The Company’s principal sources of liquidity as of December 31, 2023, consist of existing cash and cash equivalents totaling $9,397. The Company believes that it can meet its obligations with this cash over the next twelve months following the filing date of this report.

To provide additional liquidity to allow the Company to accelerate expansion into Europe and other markets, management is currently evaluating various funding alternatives and may seek to raise additional funds through issuances of equity, mezzanine or debt securities, or through arrangements with strategic or investment partners with greater sources of financing. The Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry.

Financial Statement Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial information.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Sonim Technologies, Inc. and its wholly owned foreign subsidiaries, Sonim Technologies (INDIA) Private Limited, Sonim Technologies (Shenzhen) Limited, Sonim Technologies Shenzhen Limited Beijing Branch, Sonim Technologies (Hong Kong) Limited and Sonim Communications India Private Limited (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications—Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Estimates—The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, but are not limited to, estimates related to revenue recognition; valuation assumptions regarding the determination of the fair value of common stock, as well as stock options; the useful lives of the Company’s long-lived assets; product warranties; loss contingencies; the recognition and measurement of income tax assets and liabilities, including uncertain tax positions; the net realizable value of inventory; and allowances for credit losses. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities.

Concentrations of Credit Risk—The Company’s product revenues are concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results.

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits as of December 31, 2023 and 2022. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. If any of the financial institutions with whom the Company does business were to be placed into receivership, then the Company may be unable to access the cash that it has on deposit with such institutions.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents. As of December 31, 2023, and 2022, cash and cash equivalents consist of cash deposited with banks and money market funds. Included in the Company’s cash and cash equivalents are amounts held by foreign subsidiaries. The Company had $1,131 and $1,061 of foreign cash and cash equivalents included in the Company’s cash positions on December 31, 2023 and 2022, respectively.

Accounts Receivable and Allowance for Credit Losses—Accounts receivable consist primarily of amounts due from customers in the course of normal business activities. Collateral on trade accounts receivable is generally not required. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for interim and annual periods beginning after December 15, 2022. The Company adopted this guidance effective January 1, 2023. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements and primarily resulted in new disclosures. Under this guidance, the Company maintains an allowance for credit losses for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of the economic health of its customers and its history of credit losses. Accounts are written off against the allowance account when they are determined to be no longer collectible.

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

Leases—The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or finance leases and are recorded on the Consolidated Balance Sheets as both a right of use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred. In calculating the right of use assets and lease liabilities, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

Non-recurring Engineering (“NRE”) Tooling and Purchased Software Licenses—Third-party design services relating to the design of tooling materials and purchased software licenses used in the manufacturing process are capitalized and included in other assets within the consolidated balance sheets. During the years ended December 31, 2023 and 2022, amortization of NRE tooling and NRE software costs approximating $12 and $13 were charged to Cost of Revenues. The related net book value is $110 and $13, respectively, as of December 31, 2023 and 2022.

Long-lived Assets—The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such impairments have been identified to date.

Revenue Recognition—The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

The Company recognizes revenue primarily from the sale of products, including its mobile phones, tablets, and accessories. The Company also recognizes revenue from other contractual arrangements that may include a combination of products and NRE services or from the provision of solely NRE services.

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

Cost of Revenues—Cost of revenues includes direct and indirect costs associated with the manufacture of the Company’s products as well as with the performance of NRE services in connection with significant design modification and customization. Direct costs include the cost of inventory, shipping, royalties, warranty accruals, depreciation and amortization, supply chain costs, and logistic costs.

Advertising—The Company expenses the costs of advertising, including promotional expenses, as incurred. For the years ended December 31, 2023 and 2022 the Company had no advertising expenses.

Shipping and Handling Costs—When the Company bills customers for shipping and handling it includes such amounts as part of revenue. Costs incurred for shipping and handling are recorded in cost of revenues.

Deferred Revenues—Deferred revenues represent the amount that is allocated to undelivered elements in multiple element arrangements. The Company limits the revenue recognized to the amount that is not contingent on the future delivery of products or services or meeting other specified performance conditions.

Research and Development—Research and development expenses consist of compensation costs, employee benefits, development fees paid to ODM partners, research supplies, allocated facility related expenses and allocated depreciation and amortization. Research and development expenses include costs incurred for the design and configuration activities of new products to conform to the specific functional requirements of the Company’s wireless carrier customers necessary to prepare the product for manufacture. The Company determined that the NRE technical approval costs and the NRE field test costs are contract fulfillment costs and recognizes the associated NRE asset as these costs are incurred. The Company tracks the NRE assets by product and customer, then amortizes the NRE assets to Cost of Revenues over a period of four years, which is management’s estimated average product life for each model phone, starting from the date of the first significant sales.

Stock-Based Compensation—The Company measures equity classified stock-based awards granted to employees, consultants, and directors based on the estimated fair value on the date of grant and recognizes compensation expense of those awards, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. For awards subject to performance conditions, the Company evaluates the probability of achieving each performance condition at each reporting date and begins to recognize expense over the requisite service period when it is deemed probable that a performance condition will be met using the accelerated attribution method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, which is described more fully in Note 10. The fair value of each restricted stock award is measured as the fair value per share of the Company’s common stock on the date of grant.

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

From time to time, the Company ships mobile devices to its customers as seed stock. The seed stock represents extra units of mobile devices beyond the original mobile devices ordered by the customer and are primarily used to facilitate warranty coverage of mobile devices received by the Company’s customers from their direct customers.

The warranty liability account balance is based on management’s estimates of the lifetime return rate for each model and the cost to repair each returned model. These assumptions are based on historical rates for similar products and on actual return rates. If the estimated cost to repair each unit increased by 10%, then the warranty liability balance would be $52 higher at December 31, 2023. If the lifetime return rate was increased by 10%, then the warranty liability balance would be $52 higher at December 31, 2023. The cost of revenue for the year ended December 31, 2023 would increase by the same amount as an increase in the warranty liability. Decreases to these rates of 10% will reduce the warranty liability by the same amount.

Comprehensive Income or Loss—The Company had no items of comprehensive income or loss other than net loss for the years ended December 31, 2023 and 2022. Therefore, a separate statement of comprehensive loss has not been included in the accompanying consolidated financial statements.

Foreign currency translation—The Company uses the U.S. dollar as its functional currency for its significant subsidiaries. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for property and equipment, and related depreciation and amortization, which are translated at the historical exchange rates. Expenses are translated at average exchange rates in effect during each period. Foreign assets held directly by the Company include certain accounts receivable balances and bank accounts which are translated in the U.S. dollar at the end-of-period exchange rates. During the years ended December 31, 2023 and 2022, the Company had approximately $235 and $102, respectively, in net foreign currency transactions losses, which are included in Other Expense, Net, on the Consolidated Statements of Operations.

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

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is more likely than not that an uncertain tax position will not be sustained upon examination by a taxing authority. Such estimates are subject to change. See Note 11.

Net Loss per Share—Net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. For the years ended December 31, 2023 and 2022, for purposes of the calculation of diluted net loss per share, warrants to purchase stock, unvested restricted stock units and stock options to purchase common stock are considered potentially dilutive securities but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. As a result, diluted net loss per share is the same as the basic net loss per share for the periods presented.

New accounting pronouncements—The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Pronouncements not yet adopted:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance should be applied retrospectively. ASU 2023-07 will be effective for the Company for the annual period of its fiscal year ending December 31, 2024. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU was issued to address investor requests for more transparency about income tax information through improvements to income tax disclosure primarily related to the rate reconciliation and income taxes paid information, and to improve the effectiveness of income tax disclosures. This guidance is effective for public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 will be effective for the Company in the first quarter of its fiscal year ending December 31, 2025. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

NOTE 2—Revenue recognition

The Company recognizes revenue primarily from the sale of products, including mobile phones, scanners, and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the years ended December 31, 2023 and 2022, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific model phones. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

Net revenue for an individual contract is recognized at the related transaction price, which is the amount the Company expects to be entitled to in exchange for transferring the goods and/or services. The transaction price for product sales is calculated as the product selling price net of variable consideration which may include estimates for marketing development funds, sales incentives, and price protection and stock rotation rights. The Company generally does not offer a right of return to its customers, except for certain distributors where the company estimates future returns and reduces revenue on sales subject to return and maintains a reserve for returns allowance. Typically, variable consideration does not need to be constrained as estimates are based on specific contract terms. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur. The transaction price for a contract with multiple performance obligations is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices for products are determined based on the prices charged to customers, which are directly observable. The standalone selling price of the professional services are mostly based on time and materials. The Company determines its estimates of variable consideration based on historical collection experience with similar payor classes, aged accounts receivable by payor class, terms of payment agreements, correspondence from payors related to revenue audits or reviews, its historical settlement activity of audited and reviewed claims and current economic conditions using the portfolio approach. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods.

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

Disaggregation of net revenues

The following table presents net revenues disaggregate by product category:

	Year Ended December 31,
	2023	2022
Smartphones	$31,410	$17,763
Feature Phones	15,765	21,252
Tablets	44,818	29,475
Accessories/Other	1,639	1,338
Total Net Revenues	$93,632	$69,828

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

The non-recurring costs associated with design and development of new products for technical approval, represent costs to fulfill a contract pursuant to ASC 340-40, Other Assets and Deferred Costs. Accordingly, the Company capitalizes these non-recurring engineering costs and amortizes such costs over the estimated period of time over which they are expected to be recovered, which is typically four years, the estimated life of a particular model phone.

The total capitalized costs to fulfill a contract are primarily associated with the Company’s introduction of the XP10, XP5plus, and XP3plus model phones. As of December 31, 2023 and 2022, the total costs to fulfill a contract included in Contract Fulfillment Assets were $9,232 and $6,848, respectively.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. As of December 31, 2023, and 2022, the Company does not have a contract receivable balance. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of Deferred Revenue on the Consolidated Balance Sheets. As of December 31, 2023 and December 31, 2022, the contract liabilities were $12 and $31, respectively, with the contract liabilities as of December 31, 2023, expected to be recognized into revenue in 2024.

The following table is a roll forward of contract liabilities:

	2023	2022
Beginning Balance, January 1	$31	$11
Recognition of revenue	(490)	(1,001)
Addition of revenue	473	1,021
Ending Balance, December 31	$12	$31

NOTE 3—Fair value measurement

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used for the years ended December 31, 2023 and 2022.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$102	$—	$—	$102

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1,501	$—	$—	$1,501

*	Included in cash and cash equivalents on the consolidated balance sheets.

NOTE 4—Significant Balance Sheet Components

Inventory consisted of the following:

	December 31,
	2023	2022
Devices—for resale	$5,324	$3,473
Raw materials	751	14
Accessories	442	423
	$6,517	$3,910

The Company purchases raw materials in bulk to obtain a lower price. The raw materials are resold to third-party manufacturers at the Company’s cost.

Distributor returns allowance

The Company records reductions to revenue related to future distributor product returns based on the Company’s expectation. The Company had inventory related to distributor product returns totaling approximately $4 and $4, respectively, as of December 31, 2023 and 2022.

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
Deposits for manufacturing inventory	$197	$—
Prepaid taxes	361	433
Refundable value added taxes	—	45
Prepaid licenses and royalties	125	366
Director and officer insurance	272	250
Prepaid parts (direct buy)	77	193
Prepaid consulting services	110	—
Other	466	520
	$1,608	$1,807

Property and equipment consisted of the following:

	December 31,
	2023	2022
Computer equipment	$156	$412
Software	27	—
Furniture, fixtures, and office equipment	353	175
	536	587
Less: accumulated depreciation and amortization	(465)	(419)
	$71	$168

Depreciation and amortization expense of property and equipment for the years ended December 31, 2023 and 2022, was $47 and $244, respectively. During 2022, the Company retired or disposed of computer equipment, software, and leasehold improvements with a cost of $4,751 and accumulated depreciation of $4,621 as the Company stopped manufacturing in 2022 and two U.S. leases were terminated. The Company recorded a loss on the disposal of assets of $130 on these disposals that is included in Other Expense, Net, in the Consolidated Statements of Operations.

Contract fulfillment assets are capitalized costs to test and obtain certification for cell phones and data devices with specific carriers. These costs are amortized over the estimated life of the device, which is four years. Contract fulfillment assets for the years ended December 31, 2023 and 2022 are $9,232 and $6,848 respectively. Amortization of contract fulfillment assets for the years ended December 31, 2023 and 2022 was $2,159 and $1,733, respectively.

Other assets consisted of the following:

	December 31,
	2023	2022
Advances to third-party manufacturer	$2,000	$2,000
Director and officer insurance	408	525
Deposits	325	311
Other	165	136
	$2,898	$2,972

Accrued liabilities consisted of the following:

	December 31,
	2023	2022
Customer allowances	$8,148	$4,130
Employee-related liabilities	1,755	1,365
Warranties	518	636
Accrual for goods received not invoiced	325	301
Contractual obligations	59	1,107
Royalties	327	256
Contract fulfillment costs	568	1,469
Credits due to customers	122	961
Returns allowance	6	6
Legal	168	296
Other	237	165
	$12,233	$10,692

The table below sets forth the activity in the warranty liability, which is included in Accrued Liabilities on the Consolidated Balance Sheets:

	2023	2022
Beginning Balance, January 1	$636	$836
Additions	1,057	1,493
Cost of warranty claims	(1,175)	(1,693)
Ending Balance, December 31	$518	$636

NOTE 5—Accounts Receivable

The following table presents the components of the Company’s receivables:

	December 31,
	2023	2022
Trade receivables	$25,576	$22,546
Allowance for credit losses	(272)	(113)
Accounts receivable, net	25,304	22,433
Non-trade receivables	961	2,269
Total accounts receivable	$26,265	$24,702

As of January 1, 2022, accounts receivable, net, was $10,803 and non-trade receivables was $2,255.

The Company has non-trade receivables from manufacturing vendors resulting from the sale of components to the vendors who manufacture and assemble final products for the Company.

During 2023, the Company implemented ASC 326 and accrued an allowance for credit losses. The Company determined the probability of default for each pool of receivables with similar risk characteristics. The probability of loss was applied to the value of the receivables and an allowance for potential credit losses was recorded with the offset to credit loss expense.

The following table displays the roll forward of the allowance for credit losses on the Company’s trade receivables during the year ended December 31, 2023:

Beginning Balance, January 1, 2023	$113
Provision for credit losses	159
Ending Balance, December 31, 2023	$272

Trade receivables from the customer that purchases tablets from the Company accounts for 69% and 84%, respectively, of accounts receivable, net, at December 31, 2023 and 2022. One additional customer accounted for 15% of accounts receivable, net, at December 31, 2023. In October 2023, the Company stopped sales of the tablets to this customer as the product reached the end of its life cycle. The tablet customer had a receivable due to the Company of $17,443 at December 31, 2023. In February 2024, an agreement was executed that transferred $11,308 of the receivables to the manufacturer of the tablets in exchange for relieving the Company of a $11,308 accounts payable liability. See Note 15.

NOTE 6—Leases

All of the Company’s leases are for office space. The Company entered into a sublease for a right of use asset in September 2021 that had sublease income that was significantly less than the head lease payments. On August 31, 2022, the Company entered into an agreement with the landlord to cancel the head lease for $260 in consideration paid by the Company to the landlord. On August 31, 2022, the Company derecognized the remaining lease liability and ROU asset. This resulted in a $730 gain on the termination of the lease. The sublease was terminated when the head lease was terminated.

The following table shows the activity of the ROU assets:

	December 31,
	2023	2022
Beginning Balance, January 1	$66	$—
Adoption of ASC 842	—	1,805
Derecognition of deferred rent liability	—	(142)
Impairment of ROU asset	—	(978)
Derecognition on cancelation of lease	—	(221)
Additions	255	—
Amortization	(266)	(398)
Ending Balance, December 31	$55	$66

The following table shows the activity of the lease liability:

	December 31,
	2023	2022
Beginning Balance, January 1	$66	$—
Adoption of ASC 842	—	1,805
Derecognition on cancelation of lease	—	(1,211)
Additions	255	—
Principal payments	(266)	(528)
Ending Balance, December 31	55	66
Less short-term portion	55	66
Long-term lease liability	$—	$—

Future minimum lease payments under noncancelable operating lease commitments were as follows as of December 31, 2023:

2024	$56
Total undiscounted minimum lease commitments	$56
Effect of discounting	(1)
Lease liabilities at December 31, 2023	$55

In connection with leases, for the year ended December 31, 2023 and 2022, the Company recognized $266 and $398, respectively, of rent expense. Variable lease payments, including reimbursements to the landlord for property taxes and operating expenses, of approximately $143 and short-term rent payments of $11 were included in rent expense for the year ended December 31, 2022, and were offset by $80 in sublease income. The Company does not have any lease extension or termination options on any lease. There are no residual value guarantees in any lease. The weighted average remaining lease term of the operating leases is approximately 0.2 years for the years ended December 31, 2023 and 2022. The weighted average of the discount rate for each lease as of December 31, 2023 and 2022 is 8.5%.

NOTE 7—Borrowings

Long-Term Debt

Promissory Notes Payable—In 2014 and 2017, the Company entered into agreements with one of its vendors, whereby certain of its trade payables for royalties and royalty up-front payments were converted to payment plans. In December 2018, the Company amended its accounts payable financing agreements, effective January 1, 2019, which provides for the $736 then-outstanding balance to be paid in twenty equal quarterly installments. The amounts due under these agreements were paid in quarterly installments over periods from two to four years, with interest ranging up to 8%. The entire balance was short term as of December 31, 2022 and was paid in full during the year ended December 31, 2023.

The components of the long-term debt balance were as follows as of December 31:

	2023	2022
Promissory note payable	$—	$147
Less current portion	—	(147)
Total long-term debt	$—	$—

NOTE 8—Convertible Preferred Stock and Stockholders’ Equity

On November 2, 2018, the Company amended and restated its previous certificate of incorporation and adjusted its authorized capital stock (par value of $0.001) to consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Each outstanding share of common stock entitles the holder to one vote on each matter properly submitted to the stockholders of the Company for vote. As of December 31, 2023, no shares of preferred stock have been issued.

The following table shows shares of common stock reserved as of:

	December 31,
	2023	2022
Shares subject to options to purchase common stock	5,146,382	4,476,215
Unvested restricted stock units	681,846	860,888
Shares subject to warrants to purchase common stock	2	2
Total	5,828,230	5,337,105

NOTE 9—Stockholders’ Equity

On April 13, 2022, the Company entered into a subscription agreement (the “Subscription Agreement”) with AJP Holding Company, LLC (“AJP”) whereby, subject to the terms thereof, AJP agreed to purchase from the Company an aggregate of 20,833,333 shares of the Company’s common stock (the “Purchased Shares”) for a purchase price of $0.84 per share, for an aggregate purchase price of $17,500.

Pursuant to the terms and conditions set forth in the Subscription Agreement, the Purchased Shares were issued in two tranches: (i) 14,880,952 shares of the Company’s common stock (the “Initial Shares”) was issued in consideration for an aggregate purchase price of $12,500 (“First Closing”) and (ii) 5,952,381 shares will be issued for an aggregate purchase of $5,000.

The first closing was completed on July 13, 2022, and the second closing was completed on August 8, 2022.

In connection with the closings, the Company incurred approximately $3,130 of expenses which was offset against the proceeds in the third quarter of 2022.

Upon completion of the transaction, AJP controlled approximately 52% of Sonim’s post-transaction outstanding common stock. As of December 31, 2023, AJP controlled approximately 47% of Sonim’s outstanding common stock. The agreement with AJP also included a transition of the management team and the Company’s Executive Vice President for Global Operations and Engineering, who was appointed as Chief Executive Officer, effective April 14, 2022. The CEO is affiliated with the investment group at AJP. The Company continued to use the historical basis of assets and liabilities following the transaction.

On July 13, 2022, Robert Tirva, the CFO and President of the Company, resigned and became eligible for $1,000 in severance payments over 20 months, plus certain health insurance benefits, if he meets certain requirements. The severance costs were charged to expense as of the severance date. On July 13, 2022, approximately $1,200 in severance costs that were triggered by the AJP transaction were included in accrued expenses. On July 13, 2022, the Company appointed Clay Crolius as Chief Financial Officer.

On July 13, 2022, two of the Company’s Board Members resigned and the remaining Board of Directors appointed three new Board Members, including a representative of AJP. On July 14, 2022, the Board of Directors appointed two additional Board Members including Peter Liu, the Company’s Chief Executive Officer.

On September 23, 2021, the company entered into a Sales Agreement with the Sales Agent, to sell shares of its common stock, $0.001 par value per share, having an aggregate offering price of up to $41,637 from time to time, through a new at-the-market program (“ATM Program”). Under the terms of the Sales Agreement, the Company will pay the Sales Agent a commission equal to 3.0% of the gross proceeds from each sale of common stock sold through it under the Sales Agreement. From January 1, 2022, through January 4, 2022, the Company issued and sold an aggregate of 45,305 shares of its common stock at an average price per share of $0.99 under the ATM Program for net proceeds of approximately $45.

NOTE 10—Stock-based Compensation

As of December 31, 2023, the Company had the 2012 Equity Incentive Plan (the “2012 Option Plan”), 2019 Equity Incentive Plan (the “2019 Option Plan”) and the 2019 Employee Stock Purchase Plan (“ESPP”) in place.

The 2019 Option Plan provides for the grant of incentive and non-statutory stock options (“Options”), stock appreciation rights (“SAR”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) to employees, nonemployee directors, and consultants of the Company. Option awards granted under the 2019 Option Plan generally become exercisable ratably over a two-year or four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Board of Directors, certain awards may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other awards are exercisable only to the extent vested. At December 31, 2023 and 2022, there were no shares that had been early exercised that were subject to the Company’s repurchase right at that date. The exercise price or strike price for Options and SARs granted under the 2019 Option Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive stock options granted under the 2019 Option Plan to ten percent or greater stockholders must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and are not exercisable after five years from the date of grant.

The Board of Directors adopted, and its stockholders approved, the ESPP and the 2019 Option Plan in March 2019 and April 2019, respectively, each of which became effective in connection with the IPO. As of December 31, 2023, there were 158,337 shares of common stock available to be issued under the ESPP. The number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 50,000 shares, unless the Board of Directors or the compensation committee of the Board of Directors determines prior to such date that there will be a lesser increase, or no increase. The increase under the ESPP for both 2023 and 2022 was 50,000 shares. During 2022 and 2023, there were no purchases under the ESPP.

As of December 31, 2023, there were 1,843,128 shares of common stock available to be issued under the 2019 Option Plan, plus the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expired or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2019 Option Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, unless the Board of Directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase. The automatic increase under the 2019 Option Plan for the years ended December 31, 2023 and 2022 was 2,038,734 shares and 940,444 shares, respectively. In July 2022, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under the 2019 Option Plan by 5,000,000 shares, which was approved by the Company’s stockholders on October 26, 2022. In August 2023, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under the 2019 Option Plan by 2,000,000 shares, which was approved by the Company’s stockholders on September 28, 2023.

For the years ended December 31, 2023 and 2022, zero shares of common stock were issued under the 2019 Employee Stock Purchase Plan.

Stock-based compensation expense is as follows:

	For the Year Ended
	December 31,
	2023	2022
Research and development	$84	$18
Sales and marketing	377	68
General and administrative	934	1,426
Cost of revenues	101	39
	$1,496	$1,551

On January 27, 2022, 415,023 shares of common stock were issued under the 2019 Option Plan as payment to three executives for bonuses that relate to the 2021 year. The dollar value of these bonuses was fixed at $254 as of December 31, 2021, and the number of shares issued on January 27, 2022 was determined based on the closing stock price on that date.

In the third quarter of 2022, 385,599 shares of common stock were issued under the 2019 Option Plan as payment to consultants for consulting fees. The value of these shares was $260 at the time of issuance and $260 was recorded as General and Administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2022.

During the year ended December 31, 2023, 457,354 shares of common stock were issued under the 2019 Option Plan as payment to consultants for consulting fees and 230,000 shares of common stock were issued outside of the Company’s stock plans as payment to consultants for consulting fees. The aggregate value of shares issued to consultants for consulting fees during the year ended December 31, 2023 was $498 at the time of issuance, $388 of which is included in General and Administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2023, and $110 of which is included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets as of December 31, 2023.

Stock Options:

Stock option activity for the years ended December 31, 2023 and 2022 is as follows:

		Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2022	95,413	$40.00	6.73	$0
Options granted	4,414,419	$0.44
Options exercised	—	$—
Options forfeited	(15,303)	$33.65
Options cancelled	(18,314)	$49.67
Outstanding at December 31, 2022	4,476,215	$0.95	9.76	$358

Options granted	1,803,000	$0.57
Options exercised	(1,125,000)	$0.42
Options forfeited	—	$—
Options cancelled	(7,833)	$4.50
Outstanding at December 31, 2023	5,146,382	$0.93	8.94	$1,370

Vested and expected to vest at December 31, 2023	5,146,382	$0.93	8.94	$1,370
Exercisable at December 31, 2023	609,948	$4.00	8.55	$167

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

On December 26, 2023, an employee exercised 125,000 stock options. The Company issued common stock related to the exercised stock options in January 2024.

As of December 31, 2023, there was approximately $1,395 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.53 years.

The total pre-tax intrinsic value of options exercised during the year ended December 31, 2023 was $196. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $0.57 and $0.40, respectively.

The fair value of stock options is determined using the Black-Scholes option-pricing model using various inputs, including the Company’s estimates of the fair value of common stock on the date of grant, expected term, expected volatility, risk-free interest rate, and expectations regarding future dividends. Stock-based compensation also reflects the Company’s estimate regarding the portion of awards that may be forfeited.

The following describes the key inputs used by the Company:

Fair Value of Common Stock—The Company measures equity classified stock-based awards granted to employees, consultants, and directors based on the estimated fair value on the date of grant, and the expense is recognized on a straight-line basis over the vesting period.

Expected Term—The expected term represents the period that the Company’s stock options are expected to be outstanding. The majority of stock option grants are considered to be “plain vanilla” and thus the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

Expected Volatility—The expected volatility was derived from the historical stock volatility of the Company’s common stock since its IPO in May 2019.

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

The following represents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of each stock option granted during the year ended December 31, 2023:

Expected dividend yield	0%
Risk-free interest rate	3.81%
Expected volatility	114%
Expected life (in years)	5.6

Restricted Stock Awards:

During 2022, 385,599 restricted stock awards with a grant date value of $260 were awarded and released in exchange for consulting services. The expense was recorded in the Consolidated Statements of Operations as General and Administrative expenses.

During 2023, 457,354 restricted stock awards with a grant date value of $305 were awarded and released in exchange for consulting services. The expense was recorded in the Consolidated Statements of Operations as General and Administrative expenses.

Restricted Stock Units:

The Company accounts for restricted stock units (“RSUs”) issued to employees and non-employees at fair value, based on the market price of the Company’s common stock on the date of grant. The RSUs are expensed over the vesting period, and the Company accounts for forfeitures as they occur. RSUs, primarily issued as incentives, generally vest annually over one to four years.

The following table summarized the outstanding RSUs as of December 31, 2023:

RSUs
Outstanding at January 1, 2022	860,888
Granted	445,200
Released	(619,042)
Forfeited	(5,200)
Outstanding at December 31, 2023	681,846

As of December 31, 2023, there was approximately $391 of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.15 years.

NOTE 11—Income Taxes

The following table presents the income (loss) before income taxes for domestic and foreign operations, and the components of the provision (benefit) for income taxes for the years ended December 31:

	2023	2022
Domestic loss	$(425)	$(13,885)
Foreign subsidiaries income (loss)	709	(18)
Income (loss) before income taxes	$284	$(13,903)

	2023	2022
Current income tax expense:
Federal	$2	$—
State	56	21
Foreign	250	306
Total Current	308	327

Deferred income tax expense (benefit):
Federal	—	—
State	—	—
Foreign	66	(143)
Total Deferred	66	(143)
Total provision for income taxes	$374	$184

The Company’s effective tax rate differs from the federal statutory rate due to the following for the years ended December 31:

	2023	2022
Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal tax benefits	23.20%	1.00%
Stock compensation	84.92%	-1.43%
ASC 842 Adoption	0.00%	1.48%
Foreign rate differential	58.55%	-1.20%
GILTI Inclusion	26.15%	-0.17%
Non-deductible expenses	1.02%	0.00%
Valuation allowance	-83.07%	-22.00%
Effective tax rate	131.77%	-1.32%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities at December 31:

	2023	2022
Gross deferred tax assets:
Net operating loss carryforward	$18,887	$18,937
Section 174 capitalized costs	1,873	1,697
Tax credits	100	99
Accruals and reserves	1,927	2,314
Property and equipment	21	51
ASC 842	12	14
Alternative minimum tax credits	21	21
Total gross deferred tax assets	22,841	23,133
Less: valuation allowance	(22,774)	(22,996)
Total deferred tax assets net of valuation allowance	67	137
Deferred tax liabilities:
ASC 842 right of use asset	(12)	(14)
Net deferred tax assets	$55	$123

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

As of December 31, 2023 and 2022 the Company had net deferred income tax assets related primarily to net operating loss carry forwards, accruals and reserves and tax credit carryforward that are not currently being recognized of $22,841 and $23,133, respectively, which have been offset by a valuation allowance.

The Company has not provided U.S. Federal and State income taxes, nor foreign withholding taxes on approximately $10,573 of undistributed earnings for certain non-US subsidiaries, because such earnings are intended to be indefinitely reinvested. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would not be subject to U.S. income tax due to the transition tax of IRC Section 965 or via newly enacted Global Intangible Low-Taxed Income (“GILTI”) provision, enacted as part of the 2017 U.S. Tax Act. The Company would be subject to U.S. state tax and potential foreign withholding taxes on a repatriation of the foreign earnings. The amount of unrecognized deferred income tax liability related to these earnings is not material.

Estimate of cumulative foreign earnings is as follows as of December 31:

	2023	2022
China	$5,471	$5,031
India	5,102	5,098
Total	$10,573	$10,129

The Company had net operating loss carryovers as follows as of December 31:

	2023	2022
Federal NOL	$88,066	$88,375
State NOL	$7,086	$7,429

Net operating loss carryforwards are available to offset future federal and state taxable income. Federal and state net operating loss carryforwards begin to expire in 2037 and 2035, respectively. The net operating losses have annual Section 382 limitations.

The Company had research and development (“R&D”) credit carryforwards as follows as of December 31:

	2023	2022
Federal R&D credits	$—	$—
California R&D credits	$127	$125

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

The Company had excess interest expense carryforwards of $1,333 as of December 31, 2023. Federal laws impose restrictions on the utilization of Section 163(j) excess interest expense carryforwards in the event of a change in ownership of the Company, which constitutes an ‘ownership change’ as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in July 2022 that materially impacts the availability of its excess interest expense. However, since the Section 163(j) excess interest expense carryover does not expire, there will be no limitation under Section 382 against the excess interest expense carryover in 2023. Should the Company utilize the excess interest expense in the future, the availability of its carryforwards would be substantially restricted.

The Company has long-term income taxes payable primarily related to transfer pricing agreements with its foreign subsidiaries.

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, uncertain tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize, in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following table summarizes the activity related to unrecognized tax benefits as follows as of December 31:

	2023	2022
Unrecognized benefit-beginning of period	$1,273	$1,306
Gross increases-prior period tax positions	1	—
Gross (decreases)-prior period tax positions	—	(33)
Unrecognized benefit-end of period	$1,274	$1,273

As of December 31, 2023, $1 of the unrecognized tax benefits are accounted for as a reduction in the Company’s deferred tax assets. Due to the Company’s valuation allowance, only $1,274 of the $1,273 of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company reported a tax expense of $45 of interest and penalties in 2023 and the Company has accrued a liability of $220 for accrued interest and penalties related to unrecognized tax benefit as of December 31, 2023.

The Company’s material income tax jurisdictions are the United States (federal and California), China and India. As a result of net operating loss and credit carryforwards, the Company is subject to audit for tax years 2014 and forward for California purposes and for 2017 and forward for federal tax purposes. The China and India tax years are open under the statute of limitations from 2017 and forward.

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

Purchase Commitments—The aggregate amount of noncancelable purchase orders as of December 31, 2023 and 2022, was approximately $13,478 and $19,975, respectively, and were related to the purchase of inventory and components for the Company’s devices.

Royalty payments—The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire between 2025 and 2033. Royalty expenses for the years ended December 31, 2023 and 2022, were $1,102 and $622, respectively, which are included in Cost of Revenues on the Consolidated Statements of Operations. The Company may be required to pay additional royalties to additional patent holders and technology providers on future products.

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

Contingent severance obligations—The Company has agreements in place with certain key employees (Executive Severance Arrangements) guaranteeing severance payments under certain circumstances. Generally, in the event of termination by the Company without cause, termination due to death or disability, or resignation for good reason, the Company is obligated to the pay the employees in accordance with the terms of the agreements. On July 13, 2022, Robert Tirva, the CFO and President of the Company, resigned and became eligible for $1,000 in severance payments over 20 months, plus certain health insurance benefits, if he met certain requirements. The severance costs were charged to expense as of the severance date.

At the beginning of 2021, the Company outsourced substantially all of its software development to a third-party and transferred 105 employees to support the ongoing work to be performed. In connection with outsourcing its software development, the Company entered into an agreement of future business volume over the next three years. The agreement was renegotiated in 2022 and the remaining commitment as of December 31, 2023 and 2022 is zero and $1,154, respectively.

NOTE 13 —Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	For the Years Ended
	December 31,
	2023	2022
Numerator:
Net loss	$(90)	$(14,087)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	41,689,386	28,889,111
Net loss per share, basic and diluted	$(0.00)	$(0.49)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive:

	For the Years Ended
	December 31,
	2023	2022
Shares subject to options to purchase common stock	5,146,382	4,476,215
Unvested restricted stock units	681,846	860,888
Shares subject to warrants to purchase common stock	2	2
Total	5,828,230	5,337,105

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

The following table summarizes the revenue by region based on ship-to destinations for the periods ended:

	For the Years Ended
	December 31,
	2023	2022
United States	$33,180	$29,444
Canada and Latin America	10,572	8,975
Europe and Middle East	4,299	1,202
Asia Pacific	45,581	30,207
Total net revenues	$93,632	$69,828

Long-lived assets located in the United States and Asia Pacific region were $9,365 and $6,861, and $48 and $168 as of December 31, 2023 and 2022, respectively.

The composition of net revenues is as follows:

	For the Years Ended
	December 31,
	2023	2022
Product Sales	$93,628	$69,797
Services	4	31
Total net revenues	$93,632	$69,828

Concentrations of Revenue Risk—The Company’s tablet customer accounted for 48% and 42% of net revenues for 2023 and 2022, respectively. In the fourth quarter of 2023, tablet sales to this customer stopped as the product reached the end of its life cycle. After 2023, there is no longer a significant risk due to the concentration of revenue with this customer. One additional customer accounted for 29% and 25% of net revenues for 2023 and 2022, respectively.

NOTE 15—Subsequent Events

On February 6, 2024, the Company executed an agreement with its tablet customer and the manufacturer of the tablets to transfer $11,308 of the Company’s accounts receivable from the tablet customer to the tablet manufacturer in exchange for relieving the Company of a $11,308 accounts payable liability with the tablet manufacturer. If this agreement had been executed as of December 31, 2023, it would have resulted in a net $6,135 in accounts receivable to the Company as of December 31, 2023. As of March 27, 2024, $1,954 of the tablet customer’s accounts receivable balance has been paid to the Company.

On March 13, 2024, the Company received a notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that it has been granted a 180-day extension to regain compliance with the bid price for its common stock to close above $1.00 per share for ten consecutive trading days. The Company will take appropriate action that may include executing a reverse stock split to regain compliance with the minimum bid price rule if the Company’s stock does not stay above $1.00 prior to the end of the second 180-day period.

