Form 10-K/A
period 2023-12-31
SONIM TECHNOLOGIES INC
filed 2024-04-26
CIK 1178697

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

On April 5, 2024, there were 43,206,083 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name:	Auditor Location:
659	Moss Adams LLP	Campbell, California

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Sonim Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2024 (the “Original Form 10-K”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K, as we currently expect that our definitive proxy statement for the 2024 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment is being filed solely to:

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

Sonim Technologies, Inc.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information concerning our directors, including their ages as of April 26, 2024.

Name and Position	Year First Became Director	Age	Independent	Audit Committee	Compensation Committee	Nominating and Governance Committee
James Cassano, Director	2022	77	Yes	Chairman, *	✔
Peter Liu, Director, Chief Executive Officer	2022	56	No
Mike Mulica, Director, Chairman of the Board	2021	60	Yes	✔*	Chairman	✔
Jack Steenstra, Director	2022	62	Yes	✔	✔	Chairman
Jeffrey Wang, Director	2022	31	Yes

* Audit Committee Financial Expert

Executive Officers

The following table sets forth information concerning our executive officers, including their ages as of April 26, 2024.

Name	Year First Became Officer	Age	Position
Peter Hao Liu	2022	56	Chief Executive Officer
Clay Crolius	2022	62	Chief Financial Officer
Charles Becher	2023	56	Chief Commercial Officer and General Manager of North America

Biographical Information

Directors

James Cassano has served as a member of our Board since July 2022. Mr. Cassano currently is the Vice Chairman and Lead Independent Director of Ideanomics, Inc., where he is Chairman of the Audit Committee and a member of the Compensation, Acquisition Oversight and Risk and Disclosure Committees. Mr. Cassano has been on the Board of Directors of Ideanomics since 2008. From December 2009 through December 2021, Mr. Cassano served as a Partner & Chief Financial Officer of CoActive Health Solutions, LLC, a worldwide contract research organization, supporting the pharmaceutical and biotechnology industries. From 2005 through 2009, Mr. Cassano was a partner in Jaguar Capital Partners, a private equity company, which formed Jaguar Acquisition Corporation (OTCBB: JGAC), a blank check company. Mr. Cassano served as executive vice president, chief financial officer, secretary, and director of Jaguar Acquisition Corporation. In June 1998, Mr. Cassano founded New Forum Publishers, an electronic publisher of educational material for secondary schools, and served as its chairman of the Board and chief executive officer until it was sold to Apex Learning, Inc., a company controlled by Warburg Pincus, in August 2003. He remained with Apex until November 2003 in transition as vice president of business development and served as a consultant to the company through February 2004. In June 1995, Mr. Cassano co-founded Advantix, Inc., a high volume electronic ticketing software and transaction services company which handled event related client and customer payments, that was renamed Tickets.com and went public through an IPO in 1999. From March 1987 to June 1995, Mr. Cassano served as senior vice president and chief financial officer of the Hill Group, Inc., a privately-held engineering and consulting organization, and from February 1986 to March 1987, Mr. Cassano served as vice president of investments and acquisitions for Safeguard Scientifics, Inc., a public venture development company. From May 1973 to February 1986, Mr. Cassano served as partner and director of strategic management services (Europe) for the strategic management group of Hay Associates. Mr. Cassano received a BS in Aeronautics and Astronautics from Purdue University and an MBA from Wharton Graduate School at the University of Pennsylvania. The Board believes that Mr. Cassano’s extensive financial and executive experience with multiple private and public companies qualifies him to serve on our Board.

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

Mike Mulica has served as the Chairman of the Board since November 2023, having previously served as a Board member since April 2021. Mr. Mulica has served as Chairman at AlefEdge, a global edge API platform company that empowers enterprises to create, customize, and control their own private mobile network, since March 2018 and as its Chief Executive Officer since August 2021. From May 2018 to present, Mr. Mulica has served as the Global Management Advisor at Mulica Consulting, advising public and private companies on global mobile Internet and application platforms. From May 2016 to August 2018, Mr. Mulica served as Chief Executive Officer and President of Actility Technologies, Inc., an IoT communications and software company. From June 2014 to May 2016, Mr. Mulica served as the President, Worldwide Sales and Business Development at Real Networks, Inc., a content and Internet software company. From October 2011 to July 2014, Mr. Mulica served as the Chief Executive Officer and President of Openwave Systems, Inc., a mobile Internet software company. Prior to his service at Openwave Systems, he held various leadership positions at Motorola, Inc., a communications systems company, Synchronoss Technologies, an Internet software and services company, FusionOne, Inc., a mobile Internet software company, BridgePort Technologies, Inc., a mobile Internet software company, Phone.com, Inc., inventor of the mobile Internet, California Microwave, Inc., a microwave and satellite systems company, and Tandem Computers, a fault tolerant computer manufacturer. Mr. Mulica holds a BS in Finance from Marquette University and an MBA from the Kellogg School of Management at Northwestern University. The Board believes that Mr. Mulica’s extensive operational, executive and board experience with numerous private and public companies at various Internet, mobile and software companies qualifies him to serve on our Board.

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

Jeffrey Wang has served as a member of our Board since July 2022, including his tenure as Chairman of the Board from July 2022 until November 2023. Mr. Wang has served as a Software Engineer at Plaid Inc., a California-based financial services company, since April 2022. Previously he was a Senior Software Engineer at Waymo LLC, Google LLC’s autonomous driving technology company, from August 2019 to April 2022 with the data warehouse team and a Senior Software Engineer with the search ads backend infrastructure at Google LLC, a global technology company specializing in internet related services and products, from February 2015 to August 2019. Mr. Wang holds a BA in Computer Science from the University of California, Berkeley. The Board believes that Mr. Wang’s experience at technology companies qualifies him to serve on our Board.

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

Chuck Becher has served as our Chief Commercial Officer and General Manager of North America since 2022. From April 2022 to August 2022, Mr. Becher served as Senior Vice President of Carrier Solutions at Inseego Corporation, a leader in mobile hotspots and fixed wireless devices. From June 2020 to April 2022, Mr. Becher served as Chief Commercial Officer and EVP of OnwardMobility, a startup created to bring BlackBerry devices back to the market. From December 2016 to January 2020, Mr. Becher served as Sonim Technologies’ Chief Sales and Marketing Officer. From 2000 to 2016, Mr. Becher also served in increasing positions of responsibility at Kyocera Communications, Inc., a wireless phone original equipment manufacturer headquartered in Yokohama, Japan, culminating in the role of Senior Vice President and General Manager of Sales and Marketing. Mr. Becher holds a BBA from the University of Michigan School of Business in Ann Arbor, Michigan.

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

Delinquent Section 16 Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, among others, to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Based solely on a review of reports filed with the SEC and on written representations from reporting individuals, we believe that all of our officers and directors filed the required reports on a timely basis under Section 16(a) for the fiscal year 2023.

Audit Committee and Audit Committee Financial Expert

We have a standing Audit Committee of the board of directors. Mr. Cassano, Mr. Mulica, and Mr. Steenstra currently serve as members of the Audit Committee, with Mr. Cassano serving as the chairperson of the Audit Committee. Our board of directors has determined that Mr. Cassano and Mr. Mulica are audit committee financial experts, as defined by SEC rules and regulations.

Our board of directors has determined that each of Mr. Cassano, Mr. Mulica, and Mr. Steenstra is an independent director in accordance with the Nasdaq listing rules and the applicable requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Our board of directors has further determined that each of the members of the Audit Committee satisfies the financial literacy and sophistication requirements of the Nasdaq listing rules.

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

Item 11. Executive Compensation.

Our named executive officers (or “NEOs”) for the year ended December 31, 2023, consisted of three individuals:

(i)	Peter Liu, our current Chief Executive Officer, who served as our principal executive officer during the year ended December 31, 2023;

(ii)	Clay Crolius, our current Chief Financial Officer, who was serving as our executive officer at the end of the fiscal year ended December 31, 2023; and

(iii)	Charles Becher, our Chief Commercial Officer, who was serving as our executive officer at the end of the fiscal year ended December 31, 2023.

Summary Compensation Table

The following table sets forth information regarding compensation earned during the years ended December 31, 2023 and December 31, 2022 by our NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Peter Hao Liu	2023	$450,000	$180,000	$—	$—	$47,226	(2)	$677,226
Chief Executive Officer	2022	$396,250	$—	$—	$1,501,393	$89,319	(2)	$1,986,962
Clay Crolius	2023	$323,750	$96,000	$—	$157,520	$—		$577,270
Chief Financial Officer	2022	$129,343	$41,250	$—	$—	$214,320	(3)	$384,913
Charles Becher	2023	$400,000	$275,000	$—	$—	$—		$675,000
Chief Commercial Officer and General Manager of North America	2022	$137,990	$—	$—	$149,600	$—		$287,590

(1)	This column reflects the full grant date fair value for stock awards or options, respectively, granted during the fiscal year as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The grant date fair value of stock awards was based on the closing price per share of our common stock on the applicable grant date. These amounts do not necessarily correspond to the actual value that may be recognized from the stock options and stock awards by the NEOs.

(2)	Amount reported primarily consists of a housing and car allowance for Mr. Liu.

(3)	Amount reported consists of payments to an agency and payments directly to Mr. Crolius for Mr. Crolius’ consulting services.

Outstanding Equity Awards as of December 31, 2023

The following tables provide information about outstanding equity awards held by each of our named executive officers as of December 31, 2023. Awards for the named executive officers were granted under our 2019 Equity Incentive Plan.

		Option Awards(1)					Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Peter Hao Liu	6/30/2015	666	—		15.00	06/29/2025	—		—
	12/2/2019	5,000	—		24.80	12/01/2029	—		—
	6/9/2020	—	—		—	—	2,037	(2)	$1,497	(3)
	11/18/2022	505,409	2,509,010	(4)	0.419	10/26/2032	—		—
Clay Crolius	1/27/2023	—	100,000	(5)	0.494	1/27/2033	—		—
	11/24/2023		200,000	(6)	0.7	11/24/2033	—		—
Charles Becher	11/18/2022	—	275,000	(7)	0.419	10/26/2032	—		—

(1)	All vesting is subject to the recipient’s continued service through the applicable vesting date and is subject to accelerated vesting in certain circumstances. For additional discussion, please see “Agreements with Our Named Executive Officers” and “Potential Payments upon Termination or Change in Control.”

(2)	The shares underlying the RSUs will vest on June 9, 2024.

(3)	Based on the closing price of our common stock as reported on the Nasdaq Capital Market on December 29, 2023 ($0.7349).

(4)	The stock options vest in 10 equal quarterly installments beginning on January 14, 2024, and ending on April 14, 2026.

(5)	The stock options vest on January 27, 2024.

(6)	The stock options vest on November 24, 2024.

(7)	The stock options vest in 11 equal quarterly installments commencing on February 29, 2024, and ending on August 29, 2026.

Agreements with Our Named Executive Officers

Set forth below are descriptions of our employment agreements with our named executive officers. For a discussion of the severance pay and other benefits to be provided in connection with a potential termination of employment and/or a change in control under the arrangements with our named executive officers who were providing services to the Company as of December 31, 2021, see “Potential Payments upon Termination or Change in Control.”

Mr. Liu

On December 8, 2023, the Company entered an amended and restated employment agreement with Mr. Liu (the “Liu Employment Agreement”), which superseded his previous employment arrangements. Under the Liu Employment Agreement, Mr. Liu receives an annual base salary of $450,000. Additionally, Mr. Liu is eligible to participate in our 2019 Equity Incentive Plan (the “EIP”) in connection with Mr. Liu’s equity awards. Mr. Liu received stock option grants (subject to applicable vesting periods), to purchase in the aggregate a total of 4,014,419 shares of the Company’s common stock (the “Options”) granted pursuant to the EIP. Each Option vests over four (4) years, with one-fourth (1/4th) of the shares underlying such Option vesting on the one-year anniversary of the date of Mr. Liu’s appointment as CEO, and one-twelfth (1/12th) of the shares underlying such Option vesting in quarterly installments thereafter. The Options will have a maximum term of ten (10) years from each grant date and will terminate earlier upon the termination of employment prior to the ten-year period. The Liu Employment Agreement has no specified term and is on an at-will basis and contains, inter alia, customary confidentiality, non-disparagement, and cooperation provisions.

Mr. Crolius

On December 8, 2023, the Company entered an amended and restated letter agreement with Mr. Crolius (the “Crolius Letter Agreement”), which superseded his previous employment arrangements. The Crolius Letter Agreement delineates the terms of Mr. Crolius’s employment: he is entitled to a base salary of $320,000 per year (the “Crolius Base Salary”), a discretionary bonus, and other benefits generally applicable to all employees of the Company. The Crolius Letter Agreement provides for the at-will employment of Mr. Crolius, references the Company’s policies, and contains other customary conditions. The Crolius Base Salary was conditioned to be retroactively effective as of November 1, 2023, and Mr. Crolius is entitled to receive a lump sum payment of the difference between the Crolius Base Salary and the base salary pursuant to his previous employment arrangements.

Mr. Becher

On August 23, 2022, the Company and Mr. Becher entered into a letter agreement (the “Becher Letter Agreement”), delineating the terms of Mr. Becher’s employment: he is entitled to a guaranteed cash compensation of $400,000 per year consisting of a base salary and a guaranteed minimum cash incentive compensation program, a discretionary bonus, and to other benefits generally applicable to all employees of the Company. The Becher Letter Agreement provides for the at-will employment of Mr. Becher, references the Company’s policies, and contains other customary conditions. The Becher Letter Agreement provides for variable compensation and a cash bonus plan and also entitles Mr. Becher to receive options to purchase shares of our common stock (the “Becher Options”) as follows:

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

Potential Payments upon Termination or Change in Control

Pursuant to the Liu Employment Agreement, if we terminate Mr. Liu’s employment without cause at any time up to the six-month anniversary of the closing of a change in control, we must pay Mr. Liu a sum equivalent to six (6) months of his base salary in effect as of his termination date, less required and designated payroll deductions and withholdings. Pursuant to the Crolius Letter Agreement, if we terminate Mr. Crolius’s employment without cause at any time up to the six-month anniversary of the closing of a change in control, we must pay Mr. Crolius a sum equivalent to six (6) months of his base salary in effect as of his termination date, less required and designated payroll deductions and withholdings. The severance payments to Mr. Liu and Mr. Crolius are subject to customary conditions.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2023.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during 2023.

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

Each of our named executive officers currently employed by us holds equity awards under our 2019 Equity Incentive Plan that were granted subject to the general terms thereof and the applicable forms of award agreement thereunder. The specific vesting terms of each named executive officer’s equity awards are described under “Outstanding Equity Awards as of December 31, 2023.”

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

401(k) Plan

We maintain a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax, or after-tax, basis, up to the statutorily prescribed annual limits on contributions under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan. We currently provide a matching contribution under the 401(k) plan.

Director Compensation

The following table sets forth information regarding compensation earned during the year ended December 31, 2023, by our non-employee directors who served as directors during such year. Mr. Liu, our Chief Executive Officer, serves on our board of directors but does not receive compensation for his service as a director and the compensation paid to Mr. Liu for his service as an employee during the year ended December 31, 2023, is set forth in the “Summary Compensation Table” above. Mr. Howe and Mr. Principe each served as a director until the 2023 annual meeting of our stockholders on September 28, 2023.

Name	Fees earned or Paid in Cash ($)	Stock awards(1) ($)		Option awards(1) ($)	Total ($)
Current Directors
Michael Mulica(3)	63,125	60,000	(2)	—	123,125
Jeffrey Wang(3)	53,750	60,000	(2)	—	113,750
Jack Steenstra(3)	55,000	60,000	(2)	—	115,000
James Cassano(3)	55,000	60,000	(2)	—	115,000
Former Directors
Alan Howe	38,125	—		—	38,125
Jose C. Principe	26,250	—		—	26,250

(1)	This column reflects the full grant date fair value for stock awards granted during the year ended December 31, 2023 as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The grant date fair value of stock awards was based on the closing price per share of our common stock on the applicable grant date. These amounts do not necessarily correspond to the actual value that may be recognized from the stock awards by the non-employee directors.

(2)	Following the 2023 annual meeting of the Company’s stockholders, each non-employee director was awarded 89,525 RSUs on September 28, 2023 having a grant date fair value of $60,000.

(3)	As of December 31, 2023, each non-employee director held the following number of unvested RSUs:
(i) Mr. Mulica — 89,525; and
(ii) Mr. Wang, Mr. Steenstra, and Mr. Cassano — 152,073.

Non-Employee Director Compensation Policy

We maintain a non-employee director compensation policy pursuant to which our non-employee directors are eligible to receive compensation for service on our board of directors and committees of our board of directors. Our board of directors or Compensation Committee may amend the non-employee director compensation policy from time to time. Effective as of January 1, 2024, our board of directors amended and restated the Non-Employee Director Compensation Policy.

Equity Compensation

Each new non-employee director who joins our Board of Directors is granted an initial award of RSUs under the EIP, having a grant date fair market value of $60,000. If a non-employee director is appointed or elected to our board of directors other than in connection with an annual meeting of stockholders, then such non-employee director shall be awarded the full initial grant upon such non-employee director’s appointment or election, and the annual grant to be awarded to such non-employee director at the first annual meeting of stockholders following such appointment or election shall be pro-rated for the number of months served prior to such annual meeting of stockholders.

Each of our non-employee directors continuing to serve on the board of directors also receives an annual equity award of RSUs under the EIP. On September 28, 2023, Messrs. Mulica, Cassano, Steenstra, and Wang each received an RSU grant of 89,525 RSUs, having a grant date fair value of $60,000, vesting in one installment on the earlier of the first anniversary of the grant date or immediately prior to the 2024 annual meeting of stockholders.

The non-executive chairperson of our board of directors receives an additional annual equity award of RSUs having a grant date fair market value of $50,000 under the EIP.

Each RSU award granted under the policy will fully vest upon a change of control or the non-employee director’s death or disability.

Cash Compensation

Each non-employee director receives an annual cash retainer of $35,000 for serving on our board of directors. The non-executive chairperson of our board of directors receives an additional annual cash retainer of $50,000.

The chairperson and members of the three principal standing committees of our board of directors are entitled to the following annual cash retainers:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of April 5, 2024 for:

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

We have based our calculation of the percentage of beneficial ownership on 43,206,083 shares of our common stock outstanding as of April 5, 2024. In accordance with SEC rules, we have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within sixty (60) days of April 5, 2024 and shares of our common stock underlying RSUs that are currently releasable or releasable within sixty (60) days of April 5, 2024 to be outstanding and to be beneficially owned by the person holding the common stock options or RSUs for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Sonim Technologies, Inc., 4445 Eastgate Mall, Suite 200, San Diego, CA 92121. The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
Beneficial Owner Name	Number	Percentage
Directors and Named Executive Officers
James Cassano	79,007	*
Peter Liu(1)	3,068,671	6.94%
Mike Mulica	229,025	*
Jack Steenstra	79,007	*
Jeffrey Wang(2)	19,542,459	45.23%
Clay Crolius(3)	186,700	*
Charles Becher(4)	283,227	*
All current executive officers and directors as a group (7 persons)	23,468,096	52.89%
Five Percent Holders
AJP Holding Company, LLC(5)	19,463,452	45.05%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)	Includes options to 1,012,878 shares of common stock exercisable within 60 days of April 5, 2024.

(2)	Includes 19,463,452 shares of common stock held by AJP Holding Company, LLC (“AJP”). Mr. Wang is the sole manager of AJP and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(3)	Includes options to 100,000 shares of common stock exercisable within 60 days of April 5, 2024.

(4)	Includes options to 50,000 shares of common stock exercisable within 60 days of April 5, 2024.

(5)	Mr. Wang is the sole manager of AJP and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Address of AJP is P.O. Box 2729 Sunnyvale, CA 94087.

Equity Compensation Plan Information

The following table provides certain information with respect to all of Sonim’s equity compensation plans in effect as of December 31, 2023:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	5,828,228	(1)	$0.9267	(2)	2,001,465	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	5,828,228		$0.9267		2,001,465

(1)

The aggregate number consists of the following:

(i) 22,672 shares subject to options to purchase common stock issued pursuant to our 2012 Equity Incentive Plan as of December 31, 2023,

(ii) 5,123,710 shares subject to options to purchase common stock issued pursuant to our 2019 Equity Incentive Plan as of December 31, 2023, and

(iii) 681,846 shares issuable upon vesting of outstanding RSUs issued pursuant to our 2019 Equity Incentive Plan as of December 31, 2023.

(2)	This weighted average exercise price does not reflect shares that will be issued upon the vesting of outstanding RSUs.

(3)

Includes 1,843,128 shares authorized for future issuance under our 2019 Equity Incentive Plan and 158,337 shares authorized for future issuance under our 2019 Employee Stock Purchase Plan as of December 31, 2023.

Under the 2019 Employee Stock Purchase Plan, the number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 50,000 shares, unless the Board of Directors or Compensation Committee determines prior to such date that there will be a lesser increase, or no increase. Effective January 1, 2024, 50,000 additional shares were added to the 2019 Employee Stock Purchase Plan, provided that such shares have not been registered by means of filing a Registration Statement on Form S-8.

Under the 2019 Equity Incentive Plan, the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expire, or are otherwise not issued are available for issuance. Additionally, the number of shares of common stock reserved for issuance under the 2019 Equity Incentive Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the board of directors or Compensation Committee determines prior to the date of increase that there will be a lesser increase, or no increase. Effective January 1, 2024, 2,154,054 additional shares were added to the 2019 Equity Incentive Plan. Subject to certain express limits of the 2019 Equity Incentive Plan, shares available for award purposes under the 2019 Equity Incentive Plan generally may be used for any type of award authorized under that plan, including options, stock appreciation rights, restricted stock, RSUs, performance-based stock or cash awards or other similar rights to purchase or acquire shares of our common stock.

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

Related Party Transactions

The following is a description of transactions since January 1, 2021, to which we have been a participant and in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2023, 2022 and 2021, and (ii) any of our directors, executive officers or holders of more than 5% of our common stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in the sections titled “Executive Compensation” and “Management—Non-Employee Director Compensation.”

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

Item 14. Principal Accountant Fees and Services.

Moss Adams LLP (Campbell, CA, PCAOB ID: 659), who performed our audit services for fiscal year 2023 including an audit of the consolidated financial statements and services related to filings with the SEC, has served as our independent registered public accounting firm since 2013.

The following table presents fees for professional audit services rendered by Moss Adams LLP for the audit of our annual financial statements for fiscal 2023 and fiscal 2022, and fees billed for other services rendered by Moss Adams LLP during fiscal 2023 and fiscal 2022.

Type of Fees	Fees for Fiscal 2023	Fees for Fiscal 2022
Audit Fees(1)	$724,500	$759,250
Audit-Related Fees(2)	$63,000	$25,750
Tax Fees(3)	$73,816	$67,580
All Other Fees	—	—
Total Fees	$861,316	$852,580

(1)	Audit Fees consist of fees for professional services rendered for the audit of our consolidated financial statements included in our annual report, and the review of our interim consolidated financial statements included in our quarterly reports.

(2)	Services in connection with our Registration Statements on Form S-3 and Form S-8.

(3)	Tax Fees consist of fees for tax compliance and tax advice.

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

All services rendered by Moss Adams LLP, our independent registered public accounting firm, during fiscal 2023 and fiscal 2022 were pre-approved by the Audit Committee in accordance with the audit committee pre-approval policy.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following consolidated financial statements and related documents are filed as part of this report: See Part II, Item 8 of the Original Form 10-K.

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38907	3.1	May 17, 2019
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-38907	3.1	September 15, 2021
3.3	Amended and Restated Bylaws of the Registrant	8-K	001-38907	3.1	November 8, 2021
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019
4.2	Description of the Registrant’s Securities	10-K	001-38907	4.4	March 27, 2020
10.1†	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019
10.2†	Sonim Technologies, Inc. 2019 Equity Incentive Plan, as amended and restated as of September 28, 2023	8-K	001-38907	10.1	September 28, 2023
10.3†	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019
10.4†	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers	S-1	333-230887	10.4	April 15, 2019
10.5+	Frame Purchase Agreement dated December 18, 2020 by and between Sonim Technologies, Inc. and Dongguan Unicair Communication Technology Co. Ltd.	8-K	001-38907	10.1	December 18, 2020
10.6+	Asset Purchase & Employee Transfer Agreement dated December 22, 2020 by and among Sonim Technologies (India) Private Limited and Coforge Ltd.	8-K	001-38907	10.1	December 29, 2020
10.7+	ODM Services Agreement dated February 26, 2021 by and among Sonim Technologies, Inc. and FIH (Hong Kong) Limited	8-K	001-38907	10.1	March 4, 2021
10.8†	Non-Employee Director Compensation Policy dated as of January 1, 2024	10-K	001-38907	10.08	March 27, 2024
10.9+	Subscription Agreement, dated as of April 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.1	April 14, 2022
10.10†	Retention and Separation Agreement, dated as of April 13, 2022, by and between Sonim Technologies, Inc. and Robert Tirva	10-K	001-38907	10.16	May 2, 2022
10.11†	Release Agreement dated as of July 13, 2022, by and between Sonim Technologies, Inc. and Robert Tirva	8-K	001-38907	10.3	July 13, 2022
10.12†+	Amended and restated letter agreement, dated as of December 8, 2023, by and between Sonim Technologies, Inc. and Clay Crolius	8-K	001-38907	10.2	December 11, 2023
10.13	Registration Rights Agreement, dated as of July 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.5	July 13, 2022
10.14†+	Amended and restated letter agreement, dated as of December 8, 2023, by and between Sonim Technologies, Inc. and Hao (Peter) Liu	8-K	001-38907	10.1	December 11, 2023
10.15†	Employment Agreement, dated as of August 23, 2022, by and between Sonim Technologies, Inc. and Charles Becher	10-K/A	001-38907	10.19	May 1, 2023
10.16†	Consulting Agreement by and between the Company and Alan Howe dated as of August 8, 2023	8-K	001-38907	10.1	August 9, 2023
21.1	Subsidiaries of the Registrant	10-K	001-38907	21.1	March 20, 2023
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-38907	23.1	March 27, 2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38907	31.1	March 27, 2024
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38907	31.2	March 27, 2024
31.3*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38907	32.1	March 27, 2024
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38907	32.2	March 27, 2024
97.1	Sonim Technologies, Inc. Clawback Policy for Incentive-based Compensation effective as of October 2, 2023	10-K	001-38907	97.1	March 27, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	10-K	001-38907	101.INS	March 27, 2024
101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	001-38907	101.SCH	March 27, 2024
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-38907	101.CAL	March 27, 2024
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-38907	101.DEF	March 27, 2024
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	001-38907	101.LAB	March 27, 2024
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-38907	101.PRE	March 27, 2024
104	Cover Page Interactive Data File (formatted as inline XBRL and Contained in Exhibit 101)	10-K	001-38907	104	March 27, 2024

*	Filed herewith
†	Indicates a management contract or compensatory plan or arrangement
+	Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonim Technologies, Inc.

Date: April 26, 2024	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

