Form 10-Q
period 2024-03-31
SONIM TECHNOLOGIES INC
filed 2024-05-14
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

On May 9, 2024, there were 46,717,887 shares of the registrant’s common stock, par value $0.001, outstanding.

i

Cautionary Note about Forward-Looking Statements

This Quarterly Report contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that act as well as protections afforded by other federal securities laws. Generally, words such as “achieve,” “aim,” “ambitions,” “anticipate,” “believe,” “committed,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goals,” “grow,” “guidance,” “intend,” “likely,” “may,” “milestone,” “objective,” “on track,” “opportunity,” “outlook,” “pending,” “plan,” “position,” “possible,” “potential,” “predict,” “progress,” “roadmap,” “seek,” “should,” “strive,” “targets,” “to be,” “upcoming,” “will,” “would,” and variations of such words and similar expressions identify forward-looking statements, which are not historical in nature. Forward-looking statements may appear throughout this Quarterly Report and other documents we file with the Securities and Exchange Commission (the “SEC”), including without limitation, the following sections:

(i)	Note 8 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on our financial condition and results of operations of, certain litigations and other proceedings to which we are a party;

(ii)	Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the statements with regard to the future changes to our business and our expectations regarding our strategy and new lines of products, future cash requirements, assessment of our liquidity, the availability, uses, sufficiency, and cost of capital resources, and sources of funding, and future products, services, and technologies; and

(iii)	Part I, Item 4. “Controls and Procedures,” including the description of limitations on effectiveness of controls and procedures.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the availability of cash on hand and other sources of liquidity to fund our operations and grow our business;

●	our ability to compete effectively depends on multiple factors and we may not be able to continue to develop solutions to address user needs effectively;

●	we may not be able to continue to develop solutions to address user needs effectively, including our next-generation products, which could materially adversely affect our liquidity and our ability to continue operations;

●	a small number of customers account for a significant portion of our revenue;

●	our entry into the data device sector could divert our management team’s attention from existing products, cause delays in launching our new products, or otherwise have a significant adverse impact on our business, operating results, and financial condition;

●	we have failed and may continue to fail, to meet the listing standards of Nasdaq, and as a result, our common stock may become delisted, which could have a material adverse effect on the trading, liquidity, and market price of our common stock;

●	the financial and operational projections that we may provide from time to time are subject to inherent risks;

●	our ability to incorporate emerging technologies into our new consumer products given the lengthy development cycle;

●	our ability to adapt to shortened customer lead times and tightened inventory controls from our key customers;

●	we are materially dependent on some customer relationships that are characterized by product award letters and the loss of such relationships could harm our business and operating results;

●	our quarterly results may vary significantly from period to period;

●	we rely primarily on third-party contract manufacturers and partners;

●	if our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims;

●	we are required to undergo a lengthy customization and certification process for each wireless carrier customer;

●	we are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel;

●	we face risks related to the impact of various economic, political, environmental, social, and market events beyond our control that can impact our business and results of operations; and

●	other risks and uncertainties described in this Quarterly Report, our most recent Annual Report on Form 10-K, and our other filings with the SEC.

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

ii

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2024 AND DECEMBER 31, 2023 (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$9,252	$9,397
Accounts receivable, net	13,337	25,304
Non-trade receivable	564	961
Inventory	4,823	6,517
Prepaid expenses and other current assets	1,561	1,608
Total current assets	29,537	43,787
Property and equipment, net	102	71
Right-of-use assets	—	55
Contract fulfillment assets	9,611	9,232
Other assets	3,135	2,898
Total assets	$42,385	$56,043
Liabilities and stockholders’ equity
Accounts payable	$9,079	$19,847
Accrued liabilities	11,884	12,233
Current portion of lease liability	—	55
Deferred revenue	12	12
Total current liabilities	20,975	32,147
Income tax payable	1,571	1,528
Total liabilities	22,546	33,675
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 43,206,083 and 43,081,083 shares issued and outstanding at March 31, 2024, and December 31, 2023, respectively	43	43
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at March 31, 2024, and December 31, 2023, respectively	—	—
Additional paid-in capital	272,662	272,285
Accumulated deficit	(252,866)	(249,960)
Total stockholders’ equity	19,839	22,368
Total liabilities and stockholders’ equity	$42,385	$56,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2024	2023
Net revenues	$16,776	$25,801
Cost of revenues	13,874	21,626
Gross profit	2,902	4,175
Operating expenses:
Research and development	456	105
Sales and marketing	2,492	1,757
General and administrative	2,643	1,980
Total operating expenses	5,591	3,842
Net income (loss) from operations	(2,689)	333
Other income (expense), net	(92)	7
Net income (loss) before income taxes	(2,781)	340
Income tax expense	(125)	(113)
Net income (loss)	$(2,906)	$227
Net income (loss) per share:
Basic	$(0.07)	$0.01
Diluted	$(0.07)	$0.01
Weighted–average shares used in computing net income (loss) per share:
Basic	43,193,720	40,907,047
Diluted	43,193,720	41,095,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended March 31, 2023	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	40,774,687	$41	$269,874	$(249,870)	$20,045
Issuance of common stock for payment of services	220,743	—	110	—	110
Stock-based compensation	—	—	309	—	309
Net income	—	—	—	227	227
Balance at March 31, 2023	40,995,430	$41	$270,293	$(249,643)	$20,691

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended March 31, 2024	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	43,081,083	$43	$272,285	$(249,960)	$22,368
Issuance of common stock upon exercise of stock options	125,000	—	53	—	53
Stock-based compensation	—	—	324	—	324
Net loss	—	—	—	(2,906)	(2,906)
Balance at March 31, 2024	43,206,083	$43	$272,662	$(252,866)	$19,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

(IN THOUSANDS)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(2,906)	$227
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	880	630
Stock-based compensation	324	309
Stock issued for services	—	110
Other	84	(63)
Changes in operating assets and liabilities:
Accounts receivable	659	(2,605)
Non-trade receivable	397	1,020
Inventory	1,694	(598)
Prepaid expenses and other current assets	38	139
Contract fulfillment assets	(1,248)	(699)
Other assets	(269)	(1)
Accounts payable	540	(524)
Accrued liabilities	(404)	(2,136)
Deferred revenue	—	(28)
Income tax payable	43	2
Net cash used in operating activities	(168)	(4,217)
Cash flows from investing activities:
Purchase of property and equipment	(30)	—
Net cash used in investing activities	(30)	—
Cash flows from financing activities:
Repayment of debt	—	(37)
Proceeds from exercise of stock options	53	—
Net cash provided by (used in) financing activities	53	(37)
Net decrease in cash and cash equivalents	(145)	(4,254)
Cash and cash equivalents at beginning of period	9,397	13,213
Cash and cash equivalents at end of period	$9,252	$8,959
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8	$—
Non-cash activities:
Receivables transferred to satisfy payables (Note 4)	$11,308	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In Thousands, except Share and Per Share Amounts)

NOTE 1 — The Company and Its Significant Accounting Policies

Description of Business

Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999, and is headquartered in San Diego, California. The Company specializes in rugged and durable mobile devices, catering to users who require extra resilience in their professional and personal lives. Initially focusing on handsets and accessories for the enterprise, first responder, and government sectors, Sonim has broadened its offerings to include connected devices for wireless internet access like mobile hotspots.

In 2023, the Company announced an expanded portfolio which includes next-generation ultra-rugged 5G feature phones, a next-generation rugged smartphone, a consumer durable smartphone, and a connected solutions portfolio of wireless internet solutions, including wireless modems, mobile hotspots and fixed wireless access routers. As of the filing date of this report, Sonim has received thirteen carrier awards for the new portfolio of products: five awards for two models of mobile hotspots and eight awards for three new phones—a next-generation rugged smartphone, a next-generation rugged feature phone, and a consumer durable smartphone. Each of these products is expected to launch with tier-one carriers in the U.S., Canada, and Australia beginning in the second half of 2024.

A significant revenue driver in 2023 was a tablet developed under Sonim’s original design manufacturer (“ODM”) model, emphasizing high-volume and low-margin production tailored to a specific customer’s needs. Although the tablet sales concluded in the fourth quarter of 2023 due to its life cycle end, the ODM model was also applied in early 2024 for a range of low-priced smartphones with sales expected to cease after the first quarter of 2024. The ODM model does not represent the Company’s core business strategy, due to fluctuating sales cycles, as is common with ODM business.

Liquidity and Ability to Continue as a Going Concern

The Company’s condensed consolidated financial statements account for the continuation of its business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products. The Company’s principal sources of liquidity as of March 31, 2024, consist of existing cash and cash equivalents totaling $9,252. The Company raised $3,850 on April 29, 2024, through the sale of stock. See Note 11 for additional details. The Company believes that it can meet its obligations with this cash over the next twelve months following the filing date of this report.

Basis of presentation and preparation

The condensed consolidated financial statements include the accounts of Sonim Technologies, Inc. and its wholly owned subsidiaries (collectively “Sonim” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2023.

Prior period reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

New accounting pronouncements

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

Pronouncements adopted in 2024

None.

Pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance should be applied retrospectively. ASU 2023-07 will be effective for the Company for the annual period of its fiscal year ending December 31, 2024. The Company does not anticipate the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU was issued to address investor requests for more transparency about income tax information through improvements to income tax disclosure primarily related to the rate reconciliation and income taxes paid information, and to improve the effectiveness of income tax disclosures. This guidance is effective for public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 will be effective for the Company in the first quarter of its fiscal year ending December 31, 2025. The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

NOTE 2 — Revenue Recognition

The Company recognizes revenue primarily from the sale of products, which are primarily mobile phones, tablets, and related accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company also recognizes revenue from other contracts that may include a combination of products and non-recurring engineering (“NRE”) services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being identified and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three months ended March 31, 2024, and 2023, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific products. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

Disaggregation of revenue

The following table presents the Company’s net revenue disaggregated by product category:

	Three Months Ended
	March 31,
	2024	2023
Smartphones	$5,581	$6,489
Feature Phones	3,348	3,848
White Label Phones and Tablets (ODM Model)	7,658	15,257
Accessories and Other	188	207
	$16,776	$25,801

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

The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40 Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs over the estimated period of time over which they are expected to be recovered, which is typically four years, the estimated life of a particular model phone. As of March 31, 2024, and December 31, 2023, the net contract fulfillment assets were $9,611 and $9,232, respectively.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the condensed consolidated balance sheets. As of March 31, 2024, and December 31, 2023, the contract liabilities were $12 and $12, respectively.

NOTE 3 — Fair Value Measurement

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at March 31, 2024, and December 31, 2023.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$101	$—	$—	$101

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$102	$—	$—	$102

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

NOTE 4 — Significant Balance Sheet Components

The following table presents the components of the Company’s receivables:

	March 31, 2024	December 31, 2023
Trade receivables	$13,609	$25,576
Allowance for credit losses	(272)	(272)
Accounts receivable, net	13,337	25,304
Non-trade receivables	564	961
Total accounts receivable	$13,901	$26,265

The Company has non-trade receivables from a manufacturing vendor resulting from the sale of components to this vendor who manufactures and assembles final products for the Company.

The Company determines the probability of default for each pool of receivables with similar risk characteristics. The probability of loss is applied to the value of the receivables and an allowance for potential credit losses is recorded with the offset to credit loss expense.

Trade receivables from the customer that purchased white label tablets from the Company accounts for 31% and 69%, respectively, of accounts receivable, net, at March 31, 2024 and December 31, 2023. One additional customer that purchases white label phones from the Company accounts for 44% of accounts receivable, net, at March 31, 2024 and a separate customer accounts for 15% of accounts receivable, net, at December 31, 2023. In October 2023, the Company stopped sales of the white label tablets to its tablet customer as the product reached the end of its life cycle. The tablet customer had a receivable due to the Company of $17,443 at December 31, 2023. In February 2024, an agreement was executed that transferred $11,308 of the receivables to the manufacturer of the tablets in exchange for relieving the Company of a $11,308 accounts payable liability.

The following table presents the components of the Company’s inventory:

	March 31, 2024	December 31, 2023
Devices – for resale	$4,223	$5,324
Raw materials	144	751
Accessories	456	442
	$4,823	$6,517

The Company purchases raw materials in bulk to obtain a lower price. The raw materials are resold to third-party manufacturers.

Distributor returns allowance

The Company records reductions to Cost of Revenues related to future distributor product returns based on the Company’s expectation.

The following table presents the components of the Company’s other assets:

	March 31, 2024	December 31, 2023
Advances to third-party manufacturers	$2,000	$2,000
Other	1,135	898
	$3,135	$2,898

The following table presents the components of the Company’s accrued liabilities:

	March 31, 2024	December 31, 2023
Customer allowances	$9,268	$8,148
Employee-related liabilities	489	1,755
Warranties	529	518
Other	1,598	1,812
	$11,884	$12,233

NOTE 5 — Leases

All of the Company’s leases are for office space. As of March 31, 2024, all the Company’s leases were short-term leases.

The following table shows the activity of the ROU assets:

	March 31,
	2024	2023
Beginning Balance, January 1	$55	$66
Additions	—	255
Amortization	(55)	(63)
Ending Balance, March 31	$—	$258

The following table shows the activity of the lease liability:

	March 31,
	2024	2023
Beginning Balance, January 1	$55	$66
Additions	—	255
Principal payments	(55)	(63)
Ending Balance, March 31	—	258
Less short-term portion	—	258
Long-term lease liability	$—	$—

For the three months ended March 31, 2024, and 2023, the Company recognized $85 and $63, respectively, of rent expense. The Company did not have any lease extension or termination options on any lease. There were no residual value guarantees in any lease. The weighted-average remaining lease term of the operating leases was approximately one year as of March 31, 2024 and 0.2 years as of December 31, 2023. The weighted average of the discount rate for each lease as of December 31, 2023, was 8.5%.

NOTE 6 — Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended
	March 31,
	2024	2023
Cost of revenues	$12	$152
Research and development	7	—
Sales and marketing	86	46
General and administrative	219	111
	$324	$309

Stock-based compensation in Cost of Revenues relates to employees who focus on supply chain management.

Stock Options

Stock option activity for the three months ended March 31, 2024, is set forth in the table below:

		Weighted	Weighted average
		average	remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2024	5,146,382	$0.93
Granted	35,000	0.72
Exercised	—	—
Forfeited and Expired	(16,874)	10.81
Outstanding at March 31, 2024	5,164,508	$0.89	8.64	$779
Vested and Expected to Vest at March 31, 2024	5,164,508	$0.89	8.62	$779
Exercisable at March 31, 2024	2,117,649	$1.49	8.50	$293

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of March 31, 2024, there was approximately $1,171 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.81 years.

Restricted Stock Units

Restricted Stock Unit (“RSU”) activity for the three months ended March 31, 2024, is set forth in the table below:

RSUs
Outstanding at January 1, 2024	681,846
Granted	66,675
Released	—
Forfeited	(70,396)
Outstanding at March 31, 2024	678,125

As of March 31, 2024, there was approximately $283 of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.85 years.

NOTE 7 — Income Taxes

For the three months ended March 31, 2024, and 2023, the Company recorded provisions for income taxes of $125 and $113, respectively. The Company’s effective income tax rate is negative 4.5% for the three months ended March 31, 2024, compared to 32.9% for the three months ended March 31, 2023. The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of projected permanent items in the U.S.

The Company’s material income tax jurisdictions are the United States (federal and California), China and India. As a result of net operating loss and credit carryforwards, the Company is subject to audit for tax years 2012 and forward for federal and California purposes. The China and India tax years are open under the statute of limitations from 2013 and forward.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2024, the gross amount of unrecognized tax benefits was approximately $1.3 million. If the Company’s estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

NOTE 8 — Commitments and Contingencies

Purchase Commitments — The aggregate amount of noncancelable purchase orders as of March 31, 2024, and December 31, 2023, was approximately $12,353 and $13,478, respectively, and were related to the purchase of inventory and components for the Company’s devices, and certification services.

Royalty payments — The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire between 2024 and 2033. Royalty expense for the three months ended March 31, 2024, and 2023 was $230 and $184, respectively, and is included in Cost of Revenues. The Company may be required to pay additional royalties to additional patent holder and technology providers on future products.

General litigation — The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these other matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

The results of any future litigation cannot be predicted with certainty and, regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management time and resources and other factors.

Indemnification — Under the terms of its agreements with wireless carriers and other partners, the Company has agreed to provide indemnification for intellectual property infringement claims related to the Company’s products sold by them to their end customers. From time to time, the Company receives notices from these wireless carriers and other partners of a claim for infringement of intellectual property rights potentially related to their products. These infringement claims have been settled, dismissed, have not been further pursued by the customers, or are pending for further action by the Company.

NOTE 9 — Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income (loss)	$(2,906)	$227
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	43,193,720	40,907,047
Net income (loss) per share, basic	(0.07)	0.01
Weighted-average shares used in computing net income (loss) per share, diluted	43,193,720	41,095,901
Net income (loss) per share, diluted	$(0.07)	$0.01

The dilutive common shares that were used in the calculation of diluted earnings for 2023 are presented in the table below. The 2024 amounts were not used as they were antidilutive.

	Three Months Ended
	March 31,
	2024	2023
Shares subject to options to purchase common stock	5,164,508	5,729,215
Unvested restricted stock units	678,125	860,888
Shares subject to warrants to purchase common stock	2	2
Total	5,842,635	6,590,105

NOTE 10 — Entity Level Information

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

The following table summarizes net revenues by region based on ship-to destinations:

	Three Months Ended
	March 31,
	2024	2023
United States	$7,266	$5,506
Asia Pacific	7,663	15,471
Canada	1,806	2,740
Europe and Middle East	41	2,084
	$16,776	$25,801

The following table summarizes the composition of net revenues:

	Three Months Ended
	March 31,
	2024	2023
Product Sales	$16,773	$25,801
Services	3	—
	$16,776	$25,801

Revenue from customers with concentration greater than 10% accounted for approximately the following percentage of net revenues:

	Three Months Ended March 31,
	2024	2023
Customer A	46%	*
Customer B	31%	18%
Customer C	*	59%

*	Customer revenue did not exceed 10% in the respective period.

NOTE 11 — Subsequent Events

On April 29, 2024, the Company closed on a capital investment of 3.5 million shares of common stock and warrants with a single investor for an aggregate purchase price of $3,850. The Company intends to use the net proceeds from the investment for working capital and general corporate purposes. The $1.10 price for each unit (that includes one share of common stock and one warrant) is 126% higher than the closing price per share of $0.49 for common stock of the Company as of April 26, 2024.

Each warrant has an exercise price of $1.10 per share, is immediately exercisable, will expire in five years from the date of issuance, and is subject to customary adjustments for certain transactions affecting the Company’s capitalization. The warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the investor subsequent to the exercise exceeds the specified beneficial ownership limitation provided therein (which is currently 9.99% and may be adjusted upon advance notice).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with “Cautionary Note About Forward-Looking Statements” and our condensed consolidated financial statements and related notes included under Item 1 of this Quarterly Report as well as our most recent Annual Report on Form 10-K for the year ended December 31, 2023 as amended, including Part 1, Item 1A “Risk Factors.”

Company Overview

Sonim Technologies is a leading U.S.-based provider of rugged mobile devices and accessories designed for workers physically engaged in their work environments, often in mission-critical roles. As part of our expansion efforts, the Company has introduced our Connected Solutions division which will begin launching products in 2024 in the U.S., Canada and Asia/Pacific. Connected Solutions will primarily consist of devices that connect to the internet including mobile hotspots, fixed wireless devices and USB dongle devices. In addition to this, the Company has expanded its rugged phone portfolio by developing a next-generation rugged smartphone that is designed for enterprise, government, and small to medium businesses and expected to be sold through tier-one carriers in North America, beginning in the second half of 2024. The Company is also launching a consumer durable product in late 2024 to address consumers who need more durability in their devices without sacrificing key design elements and maintaining an attractive price point.

The Company is executing its strategy of selling new products into much larger adjacent markets including the connect solutions market, the semi-rugged phone market, and the consumer durable phone market. During the first half of 2024, the Company is in a transition period, phasing out low margin white label products and commencing selling new products through our carrier channels. These products include new hotspots in the connected solutions market, a semi-rugged smartphone that expands our customer base to small and medium sized businesses, and a new consumer durable smartphone for the low to medium priced tier of the consumer smartphone market. Revenue in the first quarter of 2024 decreased compared to the first quarter of 2023 due to this transition. However, with the launch of these new products in the second half of 2024, we anticipate significant revenue growth and improved profitability.

During the three months ended March 31, 2024, net revenues were primarily generated from sales of our mobile phones and industrial-grade accessories, predominantly to wireless carriers in the United States and Canada. We currently have products available at all three U.S. Tier-one carriers – AT&T, T-Mobile and Verizon as well as the three primary carriers in Canada – Bell, Telus and Rogers. These carriers then resell our products, along with network services, to end customers focusing on two primary end markets: industrial enterprise and public sector. During the three months ended March 31, 2023, white label tablets were sold to a customer who resold them to a carrier in the U.S. During the three months ended March 31, 2024, white label smartphones were sold to a customer in Asia. The white label products, operating under the ODM model where Sonim designs for specific customers and outsources manufacturing, are not our core business. These ODM products typically yield lower margins and have shorter lifespans compared to Sonim’s other offerings.

With the primary sales channels in the U.S. and Canada consisting of large wireless carriers, the Company’s customer base is highly concentrated. For the three months ended March 31, 2024, large wireless carriers contributed 50% of our net revenues, with our top three carrier customers accounting for 45% of our net revenues. Our white label phones represented 46% of our net revenues while rugged smartphones constituted 33% of our net revenues and feature phones 20% of our net revenues.

While we continue to design ultra rugged phones and accessories, we have broadened our product range to appeal to a more diverse audience. Our core value proposition of the delivery of reliable quality devices, which has earned us a loyal following, remains the foundation of our expanded offerings, including rugged durable phones and wireless data devices. These new products will not only expand our portfolio of products but will also allow the Company to diversify our customer base into new markets. New product launches for mobile hotspots, a new next-generation rugged phone for a broader customer base, and our consumer-oriented phone will begin in the second half of 2024 and sales are expected to grow over the next few years.

Our key value proposition in the broader business and consumer market is to incorporate specific elements of our rugged roots into our new products with added durability without sacrificing attractive design and value pricing. We believe this is an underserved market opportunity in the small business, prosumer and consumer spaces. Our expertise in carrier mobility leads us to a natural extension into data devices, where we can leverage our technical expertise as well as our streamlined organization to bring better quality, better specs, and low cost to the marketplace.

Recent Developments

Recent Product Awards

The first step in selling our products through wireless telecommunications carriers is to receive a product award from the carrier. The award documents the intent of the carrier to carry the proposed product and offer it to customers through their stores or online. The carrier and Sonim agree to a launch date that is generally nine months or longer from the date of the product award. After the product award, the Company and its partners complete the design that includes the unique specifications from the carrier, test the device, obtain certification from the carrier to sell the device, and begin full scale manufacturing of the product based on purchase orders issued by the carrier.

As of the filing date of this report, Sonim has received thirteen carrier awards for the new portfolio of products: five awards for two models of mobile hotspots and eight awards for three new phones—a next-generation rugged smartphone, a next-generation rugged feature phone, and a consumer durable smartphone. Each of these products is expected to launch with tier-one carriers in the U.S., Canada, and Australia beginning in the second half of 2024. Prior to 2023, the Company received only one to two awards on average per year, in contrast to the thirteen awards it secured with the new portfolio beginning last year.

April 2024 Equity Financing

On April 29, 2024, we entered into a subscription agreement (the “Subscription Agreement”) with a single investor in connection with a private placement of 3.5 million shares of our common stock and warrants to purchase up to 3.5 million shares of our common stock for an aggregate purchase price of $3.85 million. The private placement closed on the same date. We intend to use net proceeds from the private placement for working capital and general corporate purposes. The shares of our common stock sold under the Subscription Agreement (including those underlying the warrants) may not be transferred or sold until 180 days after the closing, or October 29, 2024, subject to customary limited exceptions.

Results of Operations

The following tables present key components of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)%
Net revenues	$16,776	$25,801	$(9,025)	(35)%
Cost of revenues	13,874	21,625	(7,752)	(36)%
Gross profit	2,902	4,175	(1,273)	(30)%
Operating expenses	5,591	3,842	1,749	46%
Income (loss) from operations	(2,689)	333	(3,022)	(908)%
Other income (expense), net	(92)	7	(99)	(1,414)%
Income (loss) before income taxes	(2,781)	340	(3,121)	(918)%
Income tax expense	(125)	(113)	(12)	11%
Net income (loss)	$(2,906)	$227	$(3,133)	(1,380)%

Net Revenues

Net revenues for the three months ended March 31, 2024, decreased $9.0 million, or 35%, to $16.8 million, compared to $25.8 million for the three months ended March 31, 2023. The decrease in net revenues was primarily due to the end of life of our white label tablet product in the fourth quarter of 2023, partially offset by the introduction of our white label phone product, at the end of the fourth quarter of 2023. The first and second quarters of 2024 are expected to serve as transition periods, marked by a deceleration in our white label business and the anticipation of launching our hotspots, semi-rugged smartphone, and consumer durable smartphone.

Gross Profit and Margin

Gross profit for the three months ended March 31, 2024, decreased $1.3 million, or 30%, to $2.9 million, or 17% gross margin, compared to $4.2 million, or 16% gross margin, for the three months ended March 31, 2023. The decrease in gross profit is due to lower revenue from our white label products during the period. The increase in gross margin is due to a decrease in revenue from white label products, which have a lower profit margin.

Operating Expenses and Income (Loss) From Operations

Income (loss) from operations for the three months ended March 31, 2024, decreased $3.0 million to a loss from operations of $2.7 million compared to income from operations of $0.3 million for the three months ended March 31, 2023, driven by decreased gross profit of $1.3 million and a $1.7 million increase in operating expenses.

Operating expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)%
Research and development	$456	$105	$351	334%
Sales and marketing	2,492	1,757	735	42%
General and administrative	2,643	1,980	663	33%
Total operating expenses	$5,591	$3,842	$1,749	46%

Research and Development

Research and development (“R&D”) expenses for the three months ended March 31, 2024, increased $0.4 million to $0.5 million compared to $0.1 million for the three months ended March 31, 2023, primarily due to there being no R&D projects during the period ended March 31, 2023. In 2024 R&D expenses were related to our new hotspots, rugged phones, and consumer phone.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2024, increased $0.7 million to $2.5 million compared to $1.8 million for the three months ended March 31, 2023, due to headcount increases subsequent to March 31, 2023 to support sales in Europe, the Middle East, and Australia. We also hired a new VP of Marketing in the second quarter of 2023 and increased our spending on marketing to support new products that will be launched in 2024 and capture new business opportunities across Europe as a result of the ceased operations of a competitor.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024, increased $0.7 million to $2.6 million compared to $2.0 million for the three months ended March 31, 2023, primarily due to an increase in personnel and consulting expenses, including stock-based compensation, as well an increase in public company filing activity that required additional legal costs and auditor fees.

Income Tax Expense

Income tax expense for the three months ended March 31, 2024, remained at $0.1 million compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of March 31, 2024, we did not have any convertible loans or any other borrowing structures in place.

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $9.3 million, as of March 31, 2024. On April 29, 2024, we received $3.85 million in cash from an investor for the purchase of the Company’s shares. See Note 11 for additional information. During the three months ended March 31, 2024, our net loss was $2.9 million and our use of cash in operations was $0.2 million.

Our cash balance is expected to cover any negative cash flow that may be caused by developing new products over the next year and for our ongoing investment in personnel in Europe and our expected development of new products for Europe. Increased revenue from new products is expected to increase cash flow in the second half of 2024. We expect to meet all obligations with existing cash and operating cash flow for a period of at least one year from the date of release of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Cash and cash equivalents as of March 31, 2024, were $9.3 million.

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(168)	$(4,217)
Net cash used in investing activities	(30)	—
Net cash provided by (used in) financing activities	53	(37)
Net decrease in cash and cash equivalents	$(145)	$(4,254)

Cash flows from operating activities

For the three months ended March 31, 2024, cash used in operating activities was $0.2 million, primarily attributable to a net loss of $2.9 million, partially offset by net cash provided by a change in our operating assets and liabilities of $1.5 million and net non-cash charges of $1.3 million. The change in net operating assets and liabilities was primarily due to a decrease in accounts receivable of $0.7 million and inventory of $1.7 million, partially offset by an increase in contract fulfillment assets of $1.2 million (capitalized costs for phone certifications). Non-cash charges primarily consist of $0.9 million in depreciation and amortization and $0.3 million for stock-based compensation.

For the three months ended March 31, 2023, cash used in operating activities was $4.2 million, primarily attributable to net cash used in a change in our operating assets and liabilities of $5.5 million, which was partially offset by net non-cash charges of $1.0 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $2.6 million, an increase in contract fulfillment assets of $0.7 million, and a decrease in accrued liabilities for contract fulfillment costs of $0.7 million. Additionally, accrued severance and accrued bonuses decreased by $1.4 million due to payments in the first quarter of 2023. Non-cash charges primarily consist of $0.6 million in depreciation and amortization and $0.3 million for stock-based compensation.

Cash flows from investing activities

For the three months ended March 31, 2024, and 2023, there were no significant investing activities.

Cash flows from financing activities

For the three months ended March 31, 2024, and 2023, there were no significant financing activities.

Material Cash Requirements

There have been no material changes to our material cash requirements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our consolidated financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2023, that have had a material impact on our condensed consolidated financial statements and related notes,

Segment Information

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, prior to filing this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 8, Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, except as set forth below.

The risk factor titled “Sales of our common stock under the currently effective registration statement or the perception of such sales in the public market or otherwise could cause the market price for our common stock to decline, even if our business is doing well” is amended and restated as follows:

Sales of our common stock under resale registration statements or the perception of such sales in the public market or otherwise could cause the market price for our common stock to decline, even if our business is doing well.

Resales of our common stock may cause the market price of our securities to drop significantly. The sale of shares of our common stock in the public market or otherwise, including sales pursuant to both the effective Form S-3 Registration Statement and Prospectus, dated December 1, 2023, (the “AJP Registration Statement”) and the registration statement and prospectus we are obligated to file pursuant to the Subscription Agreement (the “Liu Registration Statement”) or the perception that such sales could occur, could reduce the prevailing market price of shares of our common stock and increase the volatility of our share price. These sales, or the possibility that these sales may occur, also might make it more difficult for us:

●	to sell equity securities in the future at a time and at a price that we deem appropriate; and

●	to comply with the Nasdaq listing standards with regard to the minimum bid price of our common stock.

The shares we intend to register for resale through Liu Registration Statement (assuming the exercise of the entirety of the warrants) represent approximately 14% of the outstanding shares of our common stock as of May 3, 2024, and approximately 25% of our public float as of such date. The shares of common stock offered for resale pursuant to the AJP Registration Statement represent approximately 45% of the outstanding shares of our common stock as of May 3, 2024, and approximately 85% of our public float as of such date. Until such time that this registration statement is no longer effective, the registration statement will permit the resale of these shares. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time.

The risk factor titled “In prior years, we identified one material weakness in our internal control over financial reporting which, if not remediated, could have resulted in material misstatements in our financial statements” is amended and restated as follows:

We have previously reported material weaknesses in our internal control over financial reporting, which have been remediated; however, we may identify additional or new material weaknesses in the future that may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements or fail to prevent fraud.

Our management is responsible for establishing and maintaining internal control over financial reporting, disclosure controls, and compliance with the other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC thereunder. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

In prior years, we identified a material weakness in our internal control over financial reporting. While the material weaknesses related to internal controls over financial reporting previously disclosed by Sonim have since been remediated, the process of designing and implementing an effective financial reporting system is a continuous effort that requires our team to anticipate and react to changes in Sonim’s business, including its geographic expansion, to economic and regulatory environments and to expend significant resources to maintain a financial reporting system that satisfies its reporting obligations.

We cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to ensure that our internal controls will remain effective and eliminate the possibility that other material weaknesses or deficiencies may develop or be identified in the future. If we identify future material weaknesses in our internal controls, even if quickly remediated once disclosed, investors may lose confidence in our financial statements and our stock price may decline. Implementing changes to our internal controls in connection with the remediation of any material weakness may distract our management and could require us to incur significant expenses. If we fail to remediate any material weakness, our financial statements may be inaccurate, we may be required to restate our financial statements, our ability to report our financial results in a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, our stock price may decline, and we may be subject to sanctions or investigation by regulatory authorities, which could materially and adversely affect our business and results of operations. In addition, even if we are successful in strengthening Sonim’s internal controls and procedures, in the future those internal controls and procedures may not be adequate to prevent or sufficiently identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

2024 Annual Meeting Date

On May 3, 2024, our board of directors established that the 2024 annual meeting of our stockholders (the “2024 Annual Meeting”) will be held on Wednesday, July 17, 2024. The time and meeting website information for the 2024 Annual Meeting will be set forth in our definitive proxy statement for the 2024 Annual Meeting, which will be filed with the SEC prior to the 2024 Annual Meeting.

Because the date of the 2024 Annual Meeting is advanced by more than thirty (30) days from the anniversary date of the 2023 annual meeting of stockholders (which was held on September 28, 2023), the deadlines for any stockholder proposals pursuant to Rule 14a-8 under the Exchange Act and for any stockholder nomination or proposal pursuant to our amended and restated bylaws (the “bylaws”), as listed in our definitive proxy statement filed with the SEC on August 18, 2023, are no longer applicable. Pursuant to our bylaws and Rule 14a-5(f) of the Exchange Act, Sonim is hereby providing notice of the revised deadlines for such proposals. Sonim previously provided such notice in its Current Report on Form 8-K filed with the SEC on May 3, 2024.

Rule 14a-8 of the Exchange Act

Pursuant to Rule 14a-8(e)(2) of the Exchange Act, a stockholder intending to present a proposal to be included in the proxy statement for the 2024 Annual Meeting must deliver the proposal in writing to our principal executive offices no later than a reasonable time before we begin to print and mail the proxy materials for the 2024 Annual Meeting. Accordingly, the new deadline for the submission of proposals to be included in the proxy statement for the 2024 Annual Meeting is May 13, 2024. In addition, stockholder proposals must comply with the requirements of Rule 14a-8 regarding the inclusion of stockholder proposals in company-sponsored proxy materials.

Advance notice procedure

Pursuant to our bylaws, if a stockholder intends to present certain matters, including nominations for the election of directors, at the 2024 Annual Meeting, the notice must be delivered to our principal executive offices and received by May 13, 2024. In addition to complying with this deadline, stockholder nominations or proposals intended to be considered for inclusion in Sonim’s proxy materials for the 2024 Annual Meeting must also comply with our bylaws, all applicable rules and regulations promulgated by the SEC under the Exchange Act, including the additional requirements of Rule 14a-19(b) under the Exchange Act, and the law of the State of Delaware, as applicable.

Address of principal executive offices

Any stockholder proposal for inclusion in our proxy materials, notice of proposed business to be brought before the 2024 Annual Meeting or director nomination should be sent to: Sonim Technologies, Inc. 4445 Eastgate Mall, Suite 200, San Diego, CA, 92121 Attention: Secretary.

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

SONIM TECHNOLOGIES, INC.

Date: May 14, 2024	By:	/s/ Hao Liu
Hao (Peter) Liu
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

