Form 10-Q
period 2024-06-30
SONIM TECHNOLOGIES INC
filed 2024-08-09
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

On August 5, 2024, there were 4,836,476 shares of the registrant’s common stock, par value $0.001, outstanding. The foregoing reflects the reverse stock split of the registrant’s common stock that became effective on July 17, 2024, and began trading on a post-split adjusted basis on July 18, 2024.

i

Cautionary Note about Forward-Looking Statements

This Quarterly Report contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that act as well as protections afforded by other federal securities laws. Generally, words such as “achieve,” “aim,” “ambitions,” “anticipate,” “believe,” “committed,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goals,” “grow,” “guidance,” “intend,” “likely,” “may,” “milestone,” “objective,” “on track,” “opportunity,” “outlook,” “pending,” “plan,” “position,” “possible,” “potential,” “predict,” “progress,” “roadmap,” “seek,” “should,” “strive,” “targets,” “to be,” “upcoming,” “will,” “would,” and variations of such words and similar expressions identify forward-looking statements, which are not historical in nature. Forward-looking statements may appear throughout this Quarterly Report and other documents we file with the Securities and Exchange Commission (the “SEC”), including without limitation, the following sections:

(i)	Note 9 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on our financial condition and results of operations of, certain litigations and other proceedings to which we are a party;

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

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the availability of cash on hand and other sources of liquidity to fund our operations and grow our business;

●	our ability to compete effectively depends on multiple factors and we may not be able to continue to develop solutions to address user needs effectively;

●	we may not be able to continue to develop solutions to address user needs effectively, including our next-generation products, which could materially adversely affect our liquidity and our ability to continue operations;

●	a small number of customers account for a significant portion of our revenue;

●	our entry into the data device sector could divert our management team’s attention from existing products, cause delays in launching our new products, or otherwise have a significant adverse impact on our business, operating results, and financial condition;

●	failure to meet the Nasdaq’s continued listing requirements and other Nasdaq rules could adversely affect the price of our common stock and make it more difficult for us to sell securities in a future financing or for you to sell our common stock;

●	the financial and operational projections that we may provide from time to time are subject to inherent risks;

●	our ability to incorporate emerging technologies into our new consumer products given the lengthy development cycle;

●	our ability to adapt to shortened customer lead times and tightened inventory controls from our key customers;

●	we are materially dependent on some customer relationships that are characterized by product award letters and the loss of such relationships could harm our business and operating results;

●	our quarterly results may vary significantly from period to period;

●	we rely primarily on third-party contract manufacturers and partners;

●	if our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims;

●	we are required to undergo a lengthy customization and certification process for each wireless carrier customer;

●	we are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel;

●	we face risks related to the impact of various economic, political, environmental, social, and market events beyond our control that can impact our business and results of operations; and

●	other risks and uncertainties described in this Quarterly Report, our most recent Annual Report on Form 10-K, and our other filings with the SEC.

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

ii

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

(IN THOUSANDS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$9,600	$9,397
Accounts receivable, net	10,781	25,304
Non-trade receivable	2,198	961
Inventory	7,020	6,517
Prepaid expenses and other current assets	2,986	1,608
Total current assets	32,585	43,787
Property and equipment, net	120	71
Right-of-use assets	—	55
Contract fulfillment assets	10,155	9,232
Other assets	3,011	2,898
Total assets	$45,871	$56,043
Liabilities and stockholders’ equity
Accounts payable	$9,164	$19,847
Accrued liabilities	17,714	12,233
Current portion of lease liability	—	55
Deferred revenue	12	12
Total current liabilities	26,890	32,147
Income tax payable	1,507	1,528
Total liabilities	28,397	33,675
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 4,827,092 and 4,426,867 shares issued and outstanding at June 30, 2024, and December 31, 2023, respectively (*)	5	4
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at June 30, 2024, and December 31, 2023, respectively	—	—
Additional paid-in capital (*)	276,951	272,324
Accumulated deficit	(259,482)	(249,960)
Total stockholders’ equity	17,474	22,368
Total liabilities and stockholders’ equity	$45,871	$56,043

(*)	Adjusted retroactively to reflect the 1-for-10 reverse stock split that became effective on July 17, 2024, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenues	$11,516	$26,835	$28,292	$52,636
Cost of revenues	8,547	22,409	22,421	44,035
Gross profit	2,969	4,426	5,871	8,601
Operating expenses
Research and development	557	—	1,013	105
Sales and marketing	3,219	1,827	5,711	3,584
General and administrative	2,446	1,852	5,089	3,832
Impairment of contract fulfillment assets	3,217	—	3,217	—
Total operating expenses	9,439	3,679	15,030	7,521
Income (loss) from operations	(6,470)	747	(9,159)	1,080
Interest expense, net	(17)	(5)	(17)	(5)
Other expense, net	(92)	(161)	(184)	(154)
Income (loss) before income taxes	(6,579)	581	(9,360)	921
Income tax expense	(37)	(72)	(162)	(185)
Net income (loss)	$(6,616)	$509	$(9,522)	$736
Net income (loss) per share:
Basic (*)	$(1.41)	$0.12	$(2.09)	$0.17
Diluted (*)	$(1.41)	$0.11	$(2.09)	$0.17
Weighted-average shares used in computing net income (loss) per share:
Basic (*)	4,685,352	4,222,699	4,561,741	4,216,118
Diluted (*)	4,685,352	4,458,577	4,561,741	4,309,121

(*)	Adjusted retroactively to reflect the 1-for-10 reverse stock split that became effective on July 17, 2024, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended June 30, 2023	Shares (*)	Amount	Capital	Deficit	Equity
Balance at April 1, 2023	4,218,301	$4	$270,330	$(249,643)	$20,691
Issuance of common stock to settle restricted stock units	1,985	—	—	—	—
Issuance of common stock for payment of services	9,500	—	91	—	91
Stock-based compensation	—	—	358	—	358
Net income	—	—	—	509	509
Balance at June 30, 2023	4,229,786	$4	$270,779	$(249,134)	$21,649

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended June 30, 2024	Shares (*)	Amount	Capital	Deficit	Equity
Balance at April 1, 2024	4,439,367	$4	$272,701	$(252,866)	$19,839
Issuance of common stock upon exercise of stock options and settlement of restricted stock units, net of taxes withheld	37,725	1	(1)	—	—
Taxes withheld on net settled vesting of restricted stock units	—	—	(5)	—	(5)
Issuance of common stock, net of issuance costs	350,000	4	3,780	—	3,784
Stock-based compensation	—	—	472	—	472
Impact of retroactively adjusted reverse stock split	—	(4)	4	—	—
Net loss	—	—	—	(6,616)	(6,616)
Balance at June 30, 2024	4,827,092	$5	$276,951	$(259,482)	$17,474

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Six Months Ended June 30, 2023	Shares (*)	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	4,077,469	$41	$269,874	$(249,870)	$20,045
Issuance of common stock to settle restricted stock units	1,985	—	—	—	—
Issuance of common stock for payment of services	31,574	—	201	—	201
Stock-based compensation	—	—	667	—	667
Impact of retroactively adjusted reverse stock split	118,758	(37)	37	—	—
Net income	—	—	—	736	736
Balance at June 30, 2023	4,229,786	$4	$270,779	$(249,134)	$21,649

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Six Months Ended June 30, 2024	Shares (*)	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	4,426,867	$4	$272,324	$(249,960)	$22,368
Issuance of common stock upon exercise of stock options and settlement of restricted stock units, net of taxes withheld	50,225	1	52	—	53
Taxes withheld on net settled restricted stock units	—	—	(5)	—	(5)
Issuance of common stock, net of issuance costs	350,000	4	3,780	—	3,784
Stock-based compensation	—	—	796	—	796
Impact of retroactively adjusted reverse stock split	—	(4)	4	—	—
Net loss	—	—	—	(9,522)	(9,522)
Balance at June 30, 2024	4,827,092	$5	$276,951	$(259,482)	$17,474

(*)	Adjusted retroactively to reflect the 1-for-10 reverse stock split that became effective on July 17, 2024, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

(IN THOUSANDS)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(9,522)	$736
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,725	1,183
Stock-based compensation	796	667
Stock issued for services	—	201
Impairment of contract fulfillment assets	3,217	—
Other	132	(138)
Changes in operating assets and liabilities:
Accounts receivable	3,215	(4,143)
Non-trade receivable	(1,237)	1,261
Inventory	1,695	(826)
Prepaid expenses and other current assets	(1,397)	437
Contract fulfillment assets	(3,673)	(1,117)
Other assets	(177)	(64)
Accounts payable	625	(213)
Accrued liabilities	1,062	(1,367)
Deferred revenue	—	(31)
Income tax payable	(21)	17
Net cash used in operating activities	(3,560)	(3,397)
Cash flows from investing activities:
Purchase of property and equipment	(69)	(23)
Net cash used in investing activities	(69)	(23)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,784	—
Repayment of debt	—	(73)
Proceeds from stock option exercises, net of taxes paid on vested restricted stock units	48	—
Net cash provided by (used in) financing activities	3,832	(73)
Net increase (decrease) in cash and cash equivalents	203	(3,493)
Cash and cash equivalents at beginning of period	9,397	13,213
Cash and cash equivalents at end of period	$9,600	$9,720
Supplemental disclosure of cash flow information:
Cash paid for interest	$17	$5
Cash paid for income taxes	$12	$69
Non-cash activities:
Receivables transferred to satisfy payables (Note 4)	$11,308	$—
Inventory financed through accrued expenses	$2,198	$—
Contract fulfillment assets financed through accrued expenses	$2,166	$—

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

In 2023, the Company announced an expanded portfolio which includes next-generation ultra-rugged 5G feature phones, a next-generation rugged smartphone, and a connected solutions portfolio of wireless internet solutions, including wireless modems, mobile hotspots and fixed wireless access routers. As of the filing date of this report, Sonim has committed to fourteen carrier awards for the new portfolio of 4G and 5G products: six awards for three models of mobile hotspots and eight awards for two new phones—a next-generation rugged smartphone and a next-generation rugged feature phone. Sonim launched a mobile hotspot at the end of the second quarter of 2024, and the remaining products are expected to launch with tier-one carriers in the U.S., Canada, Europe, and Australia beginning in the second half of 2024.

A significant revenue driver in 2023 was a tablet developed under Sonim’s original design manufacturer (“ODM”) model, emphasizing high-volume and low-margin production tailored to a specific customer’s needs. Although the tablet sales concluded in the fourth quarter of 2023 due to its life cycle end, the ODM model was also applied late in the fourth quarter of 2023 for a range of low-priced smartphones with sales ending in the first quarter of 2024. The ODM model does not represent the Company’s core business strategy.

Reverse Stock Split

On July 17, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). The Company’s common stock began trading on the Nasdaq Capital Market on a post-split basis on July 18, 2024. As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to July 17, 2024, was automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share instead were entitled to receive one whole share in lieu of such fractional share.

The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. The Reverse Stock Split reduced the total number of issued and outstanding shares of common stock from 47,083,336 to 4,827,092 as of June 30, 2024. All outstanding stock options, restricted stock units, and warrants entitling their holders to purchase or obtain or convert into shares of our common stock were adjusted, as required by the terms of these securities.

The Company’s stockholders’ equity, in the aggregate, remained unchanged following the Reverse Stock Split. Net income (loss) per share increased because there were fewer shares of common stock outstanding. There were no other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, that arose as a result of the Reverse Stock Split.

All common share and per-share amounts in this Form 10-Q have been retroactively restated to reflect the effect of the Reverse Stock Split.

Liquidity and Ability to Continue as a Going Concern

The Company’s condensed consolidated financial statements account for the continuation of its business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products. The Company’s principal sources of liquidity as of June 30, 2024, consist of existing cash and cash equivalents totaling $9,600. The Company believes that it can meet its obligations with this cash over the next twelve months following the filing date of this report.

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

As discussed above, all per share amounts and common shares amounts have been adjusted on a retroactive basis to reflect the effect of the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and number of shares of common stock issuable under all outstanding stock options, restricted stock units, and warrants. In addition, proportionate adjustments have been made to the number of shares of common stock reserved for the Company’s equity incentive awards.

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

NOTE 2 — Revenue Recognition

The Company recognizes revenue primarily from the sale of products, which are primarily mobile phones, mobile hotspots, and related accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company also recognizes revenue from other contracts that may include a combination of products and non-recurring engineering (“NRE”) services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being identified and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three and six months ended June 30, 2024, and 2023, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific products. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

Disaggregation of revenue

The following table presents the Company’s net revenue disaggregated by product category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Smartphones	$6,372	$8,869	$11,953	$15,296
Feature Phones	4,711	3,012	8,059	6,853
White Label Phones and Tablets (ODM Model)	—	14,737	7,658	29,994
Accessories and Other	433	217	622	493
	$11,516	$26,835	$28,292	$52,636

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

The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40, Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs over the estimated period of time they are expected to be recovered, which is typically three to four years, the estimated life of a particular product model. As of June 30, 2024, and December 31, 2023, the net contract fulfillment assets were $10,155 and $9,232, respectively.

If the Company determines that such contract fulfillment costs are not expected to be recovered, it records an impairment in the period such determination is made. During the three months ended June 30, 2024, the Company recorded an impairment of contract fulfillment assets of $3,217 due to a decrease in projected profit of one of its hotspots and the cancellation of a consumer durable product.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are presented as a component of deferred revenue on the condensed consolidated balance sheets. As of June 30, 2024, and December 31, 2023, the contract liabilities were $12 and $12, respectively.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at June 30, 2024, and December 31, 2023.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$102	$—	$—	$102

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$102	$—	$—	$102

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

NOTE 4 — Significant Balance Sheet Components

The following table presents the components of the Company’s receivables:

	June 30, 2024	December 31, 2023
Trade receivables	$11,053	$25,576
Allowance for credit losses	(272)	(272)
Accounts receivable, net	10,781	25,304
Non-trade receivables	2,198	961
Total accounts receivable	$12,979	$26,265

The Company has non-trade receivables from manufacturing vendors resulting from the sale of components to vendors who manufacture and assemble final products for the Company.

The Company determines the probability of default for each pool of receivables with similar risk characteristics. The probability of loss is applied to the value of the receivables and an allowance for potential credit losses is recorded with the offset to credit loss expense.

Trade receivables from the customer that purchased white label tablets from the Company accounts for 25% and 69%, respectively, of accounts receivable, net, at June 30, 2024, and December 31, 2023. One additional customer that purchased white label phones from the Company accounts for 25% of accounts receivable, net, at June 30, 2024, and another customer accounts for 17% of accounts receivable, net, at June 30, 2024. A separate customer accounts for 13% and 15% of accounts receivable, net, at June 30, 2024, and December 31, 2023, respectively. In October 2023, the Company stopped sales of the white label tablets to its tablet customer as the product reached the end of its life cycle. The tablet customer had a receivable due to the Company of $17,443 at December 31, 2023. In February 2024, an agreement was executed that transferred $11,308 of the receivables to the manufacturer of the tablets in exchange for relieving the Company of a $11,308 accounts payable liability.

The following table presents the components of the Company’s inventory:

	June 30, 2024	December 31, 2023
Devices – for resale	$4,275	$5,324
Raw materials	2,340	751
Accessories	405	442
	$7,020	$6,517

The Company purchases raw materials in bulk to obtain a lower price and to ensure availability. The raw materials are resold to third-party manufacturers.

Distributor returns allowance

The Company records reductions to Cost of Revenues related to future distributor product returns based on the Company’s expectation.

The following table presents the components of the Company’s other assets:

	June 30, 2024	December 31, 2023
Advances to third-party manufacturers	$2,000	$2,000
Other	1,011	898
	$3,011	$2,898

The following table presents the components of the Company’s accrued liabilities:

	June 30, 2024	December 31, 2023
Customer allowances	$10,280	$8,148
Contract fulfillment liabilities	2,374	568
Inventory received, not billed	2,198	325
Employee-related liabilities	729	1,755
Warranties	550	518
Other	1,583	919
	$17,714	$12,233

NOTE 5 — Leases

All of the Company’s leases are for office space. As of June 30, 2024, all the Company’s leases were short-term leases.

The following table shows the activity of the ROU assets:

	June 30,
	2024	2023
Beginning Balance, January 1	$55	$66
Additions	—	255
Amortization	(55)	(138)
Ending Balance, June 30	$—	$183

The following table shows the activity of the lease liability:

	June 30,
	2024	2023
Beginning Balance, January 1	$55	$66
Additions	—	255
Principal payments	(55)	(138)
Ending Balance, June 30	—	183
Less short-term portion	—	(183)
Long-term lease liability	$—	$—

For the three months ended June 30, 2024, and 2023, the Company recognized $73 and $75, respectively, of rent expense. For the six months ended June 30, 2024, and 2023, the Company recognized $158 and $138, respectively, of rent expense. The Company did not have any lease extension or termination options on any lease. There were no residual value guarantees in any lease. The weighted-average remaining lease term of the operating leases was approximately zero years as of June 30, 2024, and 0.2 years as of December 31, 2023. The weighted average of the discount rate for each lease as of December 31, 2023, was 8.5%.

NOTE 6 — Stockholders’ Equity

On April 29, 2024, the Company closed on a capital investment of 350,000 shares, as adjusted for the Reverse Stock Split, of common stock and warrants with a single investor for an aggregate purchase price of $3,850. In connection with the closing, the Company incurred approximately $66 in issuance costs, which was offset against the proceeds.

Each warrant has an exercise price of $11.00 per share, as adjusted for the Reverse Stock Split, is immediately exercisable, will expire in five years from the date of issuance, and is subject to customary adjustments for certain transactions affecting the Company’s capitalization. The warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the investor subsequent to the exercise exceeds the specified beneficial ownership limitation provided therein (which is currently 9.99% and may be adjusted upon advance notice).

NOTE 7 — Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenues	$15	$50	$27	$202
Research and development	13	—	20	—
Sales and marketing	104	86	190	132
General and administrative	340	222	559	333
	$472	$358	$796	$667

Stock-based compensation in Cost of Revenues relates to employees who focus on supply chain management.

Stock Options

Stock option activity for the six months ended June 30, 2024, is set forth in the table below and has been adjusted retrospectively for the Reverse Stock Split:

		Weighted	Weighted average
		average	remaining	Aggregate
		exercise price	contractual life	Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2024	514,674	$9.28
Granted	222,800	6.16
Exercised	—	—
Forfeited and Expired	(6,825)	147.24
Outstanding at June 30, 2024	730,649	$7.04	8.85	$3,447
Vested and Expected to Vest at June 30, 2024	730,649	$7.04	8.85	$3,447
Exercisable at June 30, 2024	238,439	$9.80	8.43	$1,213

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of June 30, 2024, there was approximately $2,043 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.10 years.

Restricted Stock Units

Restricted Stock Unit (“RSU”) activity for the six months ended June 30, 2024, is set forth in the table below and has been adjusted retrospectively for the Reverse Stock Split:

RSUs
Outstanding at January 1, 2024	68,185
Granted	38,248
Released	(38,545)
Forfeited	(6,780)
Outstanding at June 30, 2024	61,108

As of June 30, 2024, there was approximately $354 of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.03 years.

NOTE 8 — Income Taxes

For the three months ended June 30, 2024, and 2023, the Company recorded provisions for income taxes of $37 and $72, respectively. For the six months ended June 30, 2024, and 2023, the Company recorded provisions for income taxes of $162 and $185, respectively. The Company’s effective income tax rate is negative 1.7% for the six months ended June 30, 2024, compared to 19.9% for the six months ended June 30, 2023. The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of projected permanent items in the U.S.

The Company’s material income tax jurisdictions are the United States (federal and California), China and India. As a result of net operating loss and credit carryforwards, the Company is subject to audit for tax years 2012 and forward for federal and California purposes. The China and India tax years are open under the statute of limitations from 2013 and forward.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of June 30, 2024, the gross amount of unrecognized tax benefits was approximately $1.3 million. If the Company’s estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

NOTE 9 — Commitments and Contingencies

Purchase Commitments — The aggregate amount of noncancelable purchase orders as of June 30, 2024, and December 31, 2023, was approximately $15,377 and $13,478, respectively, and were related to the purchase of inventory and components for the Company’s devices, and certification services.

Royalty payments — The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire between 2024 and 2033. Royalty expense for the three months ended June 30, 2024, and 2023 was $252 and $176, respectively, and is included in Cost of Revenues. Royalty expense for the six months ended June 30, 2024, and 2023 was $482 and $406, respectively, and is included in Cost of Revenues. The Company may be required to pay additional royalties to additional patent holder and technology providers on future products.

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

NOTE 10 — Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share and has been adjusted retrospectively for the Reverse Stock Split:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(6,616)	$509	$(9,522)	$736
Denominator:
Weighted-average shares used in computing net earnings (loss) per share, basic	4,685,352	4,222,699	4,561,741	4,216,118
Net earnings (loss) per share, basic	$(1.41)	$0.12	$(2.09)	$0.17
Weighted-average shares used in computing net earnings (loss) per share, diluted	4,685,352	4,458,577	4,561,741	4,309,121
Net earnings (loss) per share, diluted	$(1.41)	$0.11	$(2.09)	$0.17

The dilutive common shares that were used in the calculation of diluted earnings for 2023 are presented in the table below. The 2024 amounts were not used as they were antidilutive. All amounts have been adjusted retroactively for the Reverse Stock Split.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Shares subject to options to purchase common stock	730,649	584,174	730,649	584,174
Unvested restricted stock units	61,108	92,300	61,108	92,300
Shares subject to warrants to purchase common stock	350,001	1	350,001	1
Total	1,141,758	676,475	1,141,758	676,475

NOTE 11 — Entity Level Information

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

The following table summarizes net revenues by region based on ship-to destinations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$9,066	$8,236	$16,332	$13,386
Asia Pacific	70	14,738	7,733	30,565
Canada	2,378	3,032	4,184	5,772
Europe and Middle East	2	829	43	2,913
	$11,516	$26,835	$28,292	$52,636

The following table summarizes the composition of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product Sales	$11,512	$26,834	$28,285	$52,635
Services	4	1	7	1
	$11,516	$26,835	$28,292	$52,636

Revenue from customers with concentration greater than 10% accounted for approximately the following percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	55%	35%	41%	25%
Customer B	*	*	27%	*
Customer C	13%	*	10%	*
Customer D	*	55%	*	57%

*	Customer revenue did not exceed 10% in the respective period.

NOTE 12 — Subsequent Events

On September 14, 2023, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying it that, because the bid price for its common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complied with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) for continued listing. On August 2, 2024, the Company received a letter from the Staff notifying the Company that it had regained compliance with the Bid Price Rule.

On August 6, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”). Pursuant to the Sales Agreement, the Company may sell, at its option, up to an aggregate of $8.9 million in shares of common stock through Roth, as sales agent. Sales of shares of the Company’s common stock made pursuant to the Sales Agreement will be made under the Registration Statement on Form S-3 filed on April 9, 2024 (File No. 333-278577) (the “Registration Statement”), which was declared effective by the SEC on May 3, 2024. Subject to the terms and conditions of the Sales Agreement, Roth may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act. Roth will be entitled to compensation at a commission rate of 3% of the gross sales price per share sold through it under the Sales Agreement. The Company agreed to provide Roth with customary indemnification and contribution rights, including for liabilities under the Securities Act. In addition, the Company is required to reimburse Roth for certain specified expenses in connection with entering into the Sales Agreement.

The Company has no obligation to sell shares under the Sales Agreement, but it may do so from time to time. No sales under the Sales Agreement were made as of the date of this Quarterly Report on Form 10-Q.

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

Company Overview

Sonim Technologies is a leading U.S.-based provider of rugged mobile devices and accessories designed for workers physically engaged in their work environments, often in mission-critical roles. As part of our expansion efforts, the Company has introduced its Connected Solutions division which launched a mobile hotspot late in the second quarter of 2024. In the second half of 2024, the same mobile hotspot will launch with additional carriers and a second mobile hotspot will launch in the U.S., Canada and Asia/Pacific. Connected Solutions will primarily consist of devices that connect to the internet including mobile hotspots, fixed wireless devices and USB dongle devices. In addition to this, the Company has expanded its rugged phone portfolio by developing a next-generation rugged smartphone that is designed for enterprise, government, and small to medium businesses and is expected to be sold through tier-one carriers in North America, beginning in the second half of 2024.

The Company is executing its strategy of selling new products into much larger adjacent markets including the connected solutions market and the semi-rugged phone market. During the first half of 2024, the Company is in a transition period, phasing out low margin white label products and commencing selling new products through our carrier channels. Our strategy of moving away from the white label business was accelerated when our manufacturing partners had difficulty maintaining production of our white label products. Revenue in the second quarter of 2024 decreased compared to the second quarter of 2023 due to this transition away from white label products. However, with the launch of new products in the second half of 2024, we anticipate significant revenue growth and improved profitability.

During the three and six months ended June 30, 2024, net revenues were primarily generated from sales of our mobile phones and industrial-grade accessories, predominantly to wireless carriers in the United States and Canada. We currently have products available at all three U.S. Tier-one carriers – AT&T, T-Mobile and Verizon as well as the three primary carriers in Canada – Bell, Telus and Rogers. These carriers then resell our products, along with network services, to end customers focusing on two primary end markets: industrial enterprise and public sector. During the three and six months ended June 30, 2023, white label tablets revenue comprised a significant portion of our revenue. During the three months ended June 30, 2024, no white label products were sold. The ODM products sold in 2023 and the first quarter of 2024 had lower margins compared to Sonim’s other offerings.

With the primary sales channels in the U.S. and Canada consisting of large wireless carriers, the Company’s customer base is highly concentrated. For the six months ended June 30, 2024, wireless carriers contributed 69% of our net revenues, with our top three carrier customers accounting for 58% of our net revenues. Our rugged smartphones represented 42% of our net revenues, while feature phones were 29% of our net revenues and white label phones were 27% of our net revenues. For the three months ended June 30, 2024, wireless carriers contributed 96% of our net revenues, with our top three carrier customers accounting for 77% of our net revenues. Our rugged smartphones represented 55% of our net revenues, while feature phones were 41% of our net revenues.

While we continue to design ultra rugged phones and accessories, we have broadened our product range to appeal to a more diverse audience. Our core value proposition of the delivery of reliable quality devices, which has earned us a loyal following, remains the foundation of our expanded offerings, including rugged durable phones and wireless data devices. These new products will not only expand our portfolio of products but will also allow the Company to diversify our customer base into new markets. New product launches for mobile hotspots and a new next-generation rugged phone for a broader customer base will occur in the second half of 2024 and sales are expected to grow over the next few years.

Our key value proposition in the broader business and consumer market is to incorporate specific elements of our rugged roots into our new products with added durability without sacrificing attractive design and value pricing. We believe this is an underserved market opportunity in the small business and prosumer spaces. Our expertise in carrier mobility leads us to a natural extension into data devices, where we can leverage our technical expertise as well as our streamlined organization to bring better quality, better specs, and low cost to the marketplace.

Recent Developments

Reverse Stock Split

On July 17, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). Our common stock began trading on the Nasdaq Capital Market on a post-split basis on July 18, 2024. As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to July 18, 2024, was automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share instead were entitled to receive one whole share in lieu of such fractional share.

The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All outstanding stock options, restricted stock units, and warrants entitling their holders to purchase or obtain or convert into shares of our common stock were adjusted, as required by the terms of these securities.

All common share and per-share amounts in this Form 10-Q have been retroactively restated to reflect the effect of the Reverse Stock Split.

Equity Financing

On April 29, 2024, we consummated a private placement with a single investor and sold 350,000 shares of our common stock (as adjusted for the Reverse Stock Split) and warrants to purchase up to 350,000 shares of our common stock for an exercise price of $11.00 per share (as adjusted for the Reverse Stock Split) for an aggregate purchase price of $3.85 million. We used the net proceeds from the private placement for working capital and general corporate purposes. The shares of our common stock sold in the private placement (including those underlying the warrants) are subject to registration rights and may not be transferred or sold until 180 days after the closing, or October 29, 2024, subject to customary limited exceptions.

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

As of the filing date of this report, Sonim has committed to fourteen carrier awards for the new portfolio of 4G and 5G products: six awards for three models of mobile hotspots and eight awards for two new phones—a next-generation rugged smartphone and a next-generation rugged feature phone. One mobile hotspot launched at the end of the second quarter of 2024 and the other products are expected to launch with tier-one carriers in the U.S., Canada, Europe, and Australia in the second half of 2024. Prior to 2023, the Company received only one to two awards on average per year, in contrast to the fourteen awards it secured with the new portfolio beginning last year.

Impairment of Contract Fulfillment Assets

The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40, Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs over the estimated period of time that the product will be sold, which is typically three to four years. As of June 30, 2024, and December 31, 2023, the net contract fulfillment assets were $10,155 and $9,232, respectively.

If the Company determines that such contract fulfillment costs are not expected to be recovered, it records an impairment in the period such determination is made. During the three months ended June 30, 2024, the Company recorded an impairment of contract fulfillment assets of $3,217 due to a decrease in projected profit of one of its hotspots and the cancellation of a consumer durable product. This product was cancelled because higher than anticipated manufacturing costs eliminated the expected profit margin on the product.

ATM Offering

On August 6, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”). Pursuant to the Sales Agreement, the Company may sell, at its option, up to an aggregate of $8.9 million in shares of common stock through Roth, as sales agent. Sales of shares of our common stock made pursuant to the Sales Agreement will be made under the Registration Statement on Form S-3 filed on April 9, 2024 (File No. 333-278577) (the “Registration Statement”), which was declared effective by the SEC on May 3, 2024. Subject to the terms and conditions of the Sales Agreement, Roth may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act. Roth will be entitled to compensation at a commission rate of 3% of the gross sales price per share sold through it under the Sales Agreement. The Company agreed to provide Roth with customary indemnification and contribution rights, including for liabilities under the Securities Act. In addition, the Company is required to reimburse Roth for certain specified expenses in connection with entering into the Sales Agreement.

We have no obligation to sell shares under the Sales Agreement, but we may do so from time to time. No sales under the Sales Agreement were made as of the date of this Quarterly Report on Form 10-Q.

Compliance with Nasdaq Listing Rules

On September 14, 2023, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying it that, because the bid price for its common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complied with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) for continued listing. On August 2, 2024, the Company received a letter from the Staff notifying the Company that it had regained compliance with the Bid Price Rule.

Results of Operations

The following tables present key components of our results of operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Increase (Decrease)%		2024	2023	Increase (Decrease)%
Net revenues	$11,516	$26,835	$(15,319)	(57)%	$28,292	$52,636	$(24,344)	(46)%
Cost of revenues	8,547	22,409	(13,862)	(62)%	22,421	44,035	(21,614)	(49)%
Gross profit	2,969	4,426	(1,457)	(33)%	5,871	8,601	(2,730)	(32)%
Operating expenses
Research and development	557	—	557	N/A	1,013	105	908	865%
Sales and marketing	3,219	1,827	1,392	76%	5,711	3,584	2,127	59%
General and administrative	2,446	1,852	594	32%	5,089	3,832	1,257	33%
Impairment of contract fulfillment assets	3,217	—	3,217	N/A	3,217	—	3,217	N/A
Total operating expenses	9,439	3,679	5,760	157%	15,030	7,521	7,509	100%
Income (loss) from operations	(6,470)	747	(7,217)	(966)%	(9,159)	1,080	(10,239)	(948)%
Interest expense, net	(17)	(5)	(12)	240%	(17)	(5)	(12)	240%
Other expense, net	(92)	(161)	69	(43)%	(184)	(154)	(30)	19%
Income (loss) before income taxes	(6,579)	581	(7,160)	(1,232)%	(9,360)	921	(10,281)	(1,116)%
Income tax expense	(37)	(72)	35	(49)%	(162)	(185)	23	(12)%
Net income (loss)	$(6,616)	$509	$(7,125)	(1,400)%	$(9,522)	$736	$(10,258)	(1,394)%

Net Revenues

Net revenues for the three months ended June 30, 2024, decreased by $15.3 million compared to 2023 primarily because 2023 included revenue from the white label tablets and the tablet sales ended in the fourth quarter of 2023. The Company had planned to exit the white label business in 2024 but our strategy of moving away from the white label business was accelerated when our manufacturing partners had difficulty maintaining production of our white label products. The first and second quarters of 2024 are transition periods, marked by the ending of our white label business and the start of the launches of our hotspots and semi-rugged smartphone. Revenue is expected to increase significantly in the second half of 2024 as we launch our two hotspot models with various carriers.

Net revenues for the six months ended June 30, 2024, decreased by $24.3 million compared to 2023 primarily because 2023 had $30.0 million in white label tablet revenue, which was partially offset by $7.7 million in white label phone revenue in the first quarter of 2024. The Company’s 2024 strategy of moving away from the white label business was accelerated when our manufacturing partners had difficulty maintaining production of our white label products. Revenue is expected to increase in the second half of 2024 as new products are launched.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2024, decreased by $13.9 million as compared to 2023 primarily due to the decrease in net revenues. Cost of Revenues as a percentage of net revenue increased because 2024 did not have any lower margin white label products.

Cost of revenues for the six months ended June 30, 2024, decreased by $21.6 million as compared to 2023 primarily due to the decrease in net revenues. Cost of Revenues as a percentage of net revenue increased because white label revenue decreased from $30.0 million in 2023 to $7.7 million in 2024, and white label products have much lower margins.

Gross Profit and Margin

Gross profit for the three months ended June 30, 2024, decreased by $1.5 million, while the gross margin percentage increased by 9%, compared to 2023. The increase in gross profit percentage was because there was no white label revenue with its lower margins in 2024.

Gross profit for the six months ended June 30, 2024, decreased by $2.7 million, while the gross margin percentage increased by 4%, compared to 2023. The increase in gross profit was because 2023 had more low margin white label revenue.

Research and Development

Research and development (“R&D”) expenses for the three months ended June 30, 2024, increased by $0.6 million compared to 2023, primarily due to there being no R&D projects during the period ended June 30, 2023. In 2024 R&D expenses were primarily related to our new hotspots and rugged phones.

R&D expenses for the six months ended June 30, 2024, increased by $0.9 million compared to 2023, primarily due to there being limited R&D projects during the period ended June 30, 2023. In 2024 R&D expenses were primarily related to our new hotspots and rugged phones.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2024, increased by $1.4 million compared to 2023 primarily due to an increase in marketing spend to support new products in 2024, as well as an increase in headcount primarily to support sales in Europe.

Sales and marketing expenses for the six months ended June 30, 2024, increased by $2.1 million compared to 2023 primarily due to an increase in marketing spend to support new products in 2024 and to capture new business opportunities across Europe as a result of the ceased operations of a competitor, as well as an increase in headcount primarily to support sales in Europe.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024, increased by $0.6 million compared to 2023 primarily due to an increase in personnel and consulting expenses, including stock-based compensation, as well an increase in public company filing activity that required additional legal costs and auditor fees.

General and administrative expenses for the six months ended June 30, 2024, increased by $1.3 million compared to 2023 primarily due to an increase in personnel and consulting expenses, including stock-based compensation, as well an increase in public company filing activity that required additional legal costs and auditor fees.

Impairment of Contract Fulfillment Assets

Impairment of contract fulfillment assets for both the three and six months ended June 30, 2024, was $3.2 million, resulting from the Company’s determination that it would not recover the contract fulfillment costs capitalized due to a decrease in projected profit for one of its hotspots and the cancellation of the consumer durable product.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of June 30, 2024, we did not have any convertible loans or any other borrowing structures in place.

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $9.6 million, as of June 30, 2024. On April 29, 2024, we received $3.8 million in cash, net of issuance costs, from an investor for the purchase of the Company’s shares and the issuance of warrants. During the six months ended June 30, 2024, our net loss was $9.5 million and our use of cash in operations was $3.6 million. Additionally, we may elect to sell shares of common stock under our “at the market” offering program, as described in detail under the title “ATM Offering.”

Our cash balance is expected to cover the negative cash flow from operating losses and from developing new products over the next year. Increased revenue from new products is expected to improve cash flow over the next year. We expect to meet all obligations with existing cash and operating cash flow for a period of at least one year from the date of release of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Cash and cash equivalents as of June 30, 2024, were $9.6 million.

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(3,560)	$(3,397)
Net cash used in investing activities	(69)	(23)
Net cash provided by (used in) financing activities	3,832	(73)
Net increase (decrease) in cash and cash equivalents	$203	$(3,493)

Cash flows from operating activities

For the six months ended June 30, 2024, cash used in operating activities was $3.6 million, primarily attributable to a net loss of $9.5 million, partially offset by non-cash charges of $5.9 million and net cash provided by a change in net operating assets and liabilities of $0.1 million. Non-cash charges primarily consist of $3.2 million in impairment charges related to contract fulfillment assets, $1.7 million in depreciation and amortization, and $0.8 million for stock-based compensation. The change in net operating assets and liabilities was primarily due to a decrease in trade accounts receivable (primarily due to a decrease in net revenue) and inventory (primarily due to financing through accrued expenses) and an increase in account payables and accrued expenses, partially offset by an increase in non-trade receivables (primarily purchasing raw materials for our ODMs), prepaids (primarily for inventory), and contract fulfillment assets (capitalized costs for phone certifications).

For the six months ended June 30, 2023, cash used in operating activities was $3.4 million, primarily attributable to net cash used by net operating assets and liabilities of $6.0 million, which was partially offset by net non-cash charges of $1.9 million and net income of $0.7 million. The change in our net operating assets and liabilities was primarily due to an increase in trade accounts receivable of $4.1 million (increased sales to our tablet customer), and an increase in contract fulfillment assets of $1.1 million (capitalized costs for phone certifications). Additionally, accrued severance and accrued bonuses decreased by $1.2 million due to payments in 2023. Non-cash charges primarily consist of $1.2 million in depreciation and amortization and $0.7 million for stock-based compensation.

Cash flows from investing activities

For the six months ended June 30, 2024, and 2023, there were no significant investing activities.

Cash flows from financing activities

For the six months ended June 30, 2024, the Company received $3.8 million in cash, net of issuance costs, from an investor for the purchase of its shares and the issuance of warrants. There were no significant financing activities in 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 9, Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

The shares we intend to register for resale through Liu Registration Statement (assuming the exercise of the entirety of the warrants) represent approximately 14% of the outstanding shares of our common stock as of July 30, 2024, and approximately 27% of our public float as of such date. The shares of common stock offered for resale pursuant to the AJP Registration Statement represent approximately 45% of the outstanding shares of our common stock as of July 30, 2024, and approximately 85% of our public float as of such date. Until such time that this registration statement is no longer effective, the registration statement will permit the resale of these shares. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time.

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

The risk factor titled “We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result, our common stock may become delisted, which could have a material adverse effect on the trading, liquidity, and market price of our common stock” is amended and restated as follows:

We are required to meet the Nasdaq continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

We are required to meet the continued listing requirements of the Nasdaq and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share, which we previously failed to meet resulting in two reverse stock splits in a five-year period in order to regain compliance. If we do not meet these continued listing requirements, our common stock could be delisted. Delisting from the Nasdaq would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our securities, if delisted from the Nasdaq in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the Nasdaq, or even the issuance of a notice of potential delisting (which notices have previously been issued), would also result in negative publicity, make it more difficult for us to raise additional capital, cause us to lose eligibility to register the sale or resale of our shares on Form S-3 and the automatic exemption from registration under state securities laws for exchange-listed securities, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021.	8-K	001-38907	3.1	September 15, 2021

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective July 17, 2024	8-K	001-38907	3.1	July 18, 2024

3.4	Amended and Restated Bylaws of Sonim Technologies, Inc., as amended and restated as of June 14, 2024	8-K	001-38907	3.1	June 14, 2024

4.1	Form of Common Stock Purchase Warrant, dated as of April 29, 2024, issued by Sonim Technologies, Inc. to the purchaser named therein	8-K	001-38907	4.1	April 29, 2024

10.1	Subscription Agreement, dated as of April 29, 2024, by and between Sonim Technologies, Inc. and the purchaser named therein	8-K	001-38907	10.1	April 29, 2024

10.2	Registration Rights Agreement, dated as of April 29, 2024, by and between Sonim Technologies, Inc. and the purchaser named therein	8-K	001-38907	10.2	April 29, 2024

10.3	Lock-Up Agreement, dated as of April 29, 2024, by and between Sonim Technologies, Inc. and the purchaser named therein	8-K	001-38907	10.3	April 29, 2024

10.4	First Amendment to Registration Rights Agreement, dated as of June 2, 2024, by and between Sonim Technologies, Inc. and the investor named therein	8-K	001-38907	10.1	June 4, 2024

10.5	Sonim Technologies, Inc. 2019 Equity Incentive Plan, as amended and restated as of June 20, 2024	8-K	001-38907	10.1	June 21, 2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIM TECHNOLOGIES, INC.

Date: August 9, 2024	By:	/s/ Hao Liu
Hao (Peter) Liu
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

