Form 10-Q
period 2024-09-30
SONIM TECHNOLOGIES INC
filed 2024-11-13
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

On November 8, 2024, there were 4,871,639 shares of the registrant’s common stock, par value $0.001, outstanding. The foregoing reflects the reverse stock split of the registrant’s common stock that became effective on July 17, 2024, and began trading on a post-split adjusted basis on July 18, 2024.

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

ii

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$9,060	$9,397
Accounts receivable, net	5,240	25,304
Non-trade receivable	4,322	961
Related party receivable	644	—
Inventory	12,374	6,517
Prepaid expenses and other current assets	2,224	1,608
Total current assets	33,864	43,787
Property and equipment, net	239	71
Contract fulfillment assets	12,063	9,232
Other assets	2,981	2,953
Total assets	$49,147	$56,043
Liabilities and stockholders’ equity
Accounts payable	$9,056	$19,847
Accrued liabilities	23,128	12,300
Total current liabilities	32,184	32,147
Income tax payable	1,614	1,528
Total liabilities	33,798	33,675
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 4,871,639 and 4,426,867 shares issued and outstanding at September 30, 2024, and December 31, 2023, respectively (*)	5	4
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at September 30, 2024, and December 31, 2023, respectively	—	—
Additional paid-in capital (*)	277,338	272,324
Accumulated deficit	(261,994)	(249,960)
Total stockholders’ equity	15,349	22,368
Total liabilities and stockholders’ equity	$49,147	$56,043

(*)	Adjusted retroactively to reflect the 1-for-10 reverse stock split that became effective on July 17, 2024, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues	$15,022	$27,566	$35,656	$80,202
Related party net revenues	—	—	7,658	—
Total net revenues	15,022	27,566	43,314	80,202
Cost of revenues	10,790	21,963	33,211	65,998
Gross profit	4,232	5,603	10,103	14,204
Operating expenses
Research and development	715	741	1,728	846
Sales and marketing	3,045	2,133	8,756	5,717
General and administrative	2,848	2,041	7,937	5,873
Impairment of contract fulfillment assets	—	—	3,217	—
Total operating expenses	6,608	4,915	21,638	12,436
Income (loss) from operations	(2,376)	688	(11,535)	1,768
Interest expense, net	—	(6)	(17)	(11)
Other expense, net	(19)	(59)	(203)	(213)
Income (loss) before income taxes	(2,395)	623	(11,755)	1,544
Income tax expense	(117)	(96)	(279)	(281)
Net income (loss)	$(2,512)	$527	$(12,034)	$1,263
Net income (loss) per share:
Basic(*)	$(0.52)	$0.12	$(2.58)	$0.30
Diluted(*)	$(0.52)	$0.12	$(2.58)	$0.29
Weighted-average shares used in computing net income (loss) per share:
Basic(*)	4,848,999	4,303,931	4,658,193	4,245,717
Diluted(*)	4,848,999	4,418,026	4,658,193	4,372,328

(*)	Adjusted retroactively to reflect the 1-for-10 reverse stock split that became effective on July 17, 2024, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common stock		Additional
For the Three Months Ended September 30, 2023	Shares (*)	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at July 1, 2023	4,229,786	$4	$270,779	$(249,134)	$21,649
Issuance of common stock to settle restricted stock units	29,915	—	—	—	—
Issuance of common stock for payment of services	14,161	1	143	—	144
Issuance of common stock upon exercise of stock options	100,000	1	418	—	419
Stock-based compensation	—	—	371	—	371
Impact of retroactively adjusted reverse stock split	—	(2)	2	—	—
Net income	—	—	—	527	527
Balance at September 30, 2023	4,373,862	$4	$271,713	$(248,607)	$23,110

	Common stock		Additional
For the Three Months Ended September 30, 2024	Shares (*)	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at July 1, 2024	4,827,092	$5	$276,951	$(259,482)	$17,474
Issuance of common stock upon exercise of stock options and settlement of restricted stock units, net of taxes withheld	9,384	—	—	—	—
Issuance of common stock, net of issuance costs	35,163	—	14	—	14
Stock-based compensation	—	—	373	—	373
Net loss	—	—	—	(2,512)	(2,512)
Balance at September 30, 2024	4,871,639	$5	$277,338	$(261,994)	$15,349

	Common stock		Additional
For the Nine Months Ended September 30, 2023	Shares (*)	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2023	4,077,469	$41	$269,874	$(249,870)	$20,045
Issuance of common stock to settle restricted stock units	31,900	—	—	—	—
Issuance of common stock for payment of services	45,735	1	344	—	345
Issuance of common stock upon exercise of stock options	100,000	1	418		419
Stock-based compensation	—	—	1,038	—	1,038
Impact of retroactively adjusted reverse stock split	118,758	(39)	39	—	—
Net income	—	—	—	1,263	1,263
Balance at September 30, 2023	4,373,862	$4	$271,713	$(248,607)	$23,110

	Common stock		Additional
For the Nine Months Ended September 30, 2024	Shares (*)	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2024	4,426,867	$4	$272,324	$(249,960)	$22,368
Issuance of common stock upon exercise of stock options and settlement of restricted stock units, net of taxes withheld	59,609	1	52	—	53
Taxes withheld on net settled restricted stock units	—	—	(5)	—	(5)
Issuance of common stock, net of issuance costs	385,163	4	3,794	—	3,798
Stock-based compensation	—	—	1,169	—	1,169
Impact of retroactively adjusted reverse stock split	—	(4)	4	—	—
Net loss	—	—	—	(12,034)	(12,034)
Balance at September 30, 2024	4,871,639	$5	$277,338	$(261,994)	$15,349

(*)	Adjusted retroactively to reflect the 1-for-10 reverse stock split that became effective on July 17, 2024, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(12,034)	$1,263
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,643	1,250
Stock-based compensation	1,169	1,038
Stock issued for services	—	345
Inventory write-downs	1,013	—
Impairment of contract fulfillment assets	3,217	—
Other	287	(201)
Changes in operating assets and liabilities:
Accounts receivable	8,579	(7,915)
Non-trade receivable	(3,361)	639
Related party receivable	(644)	—
Inventory	(6,870)	(309)
Prepaid expenses and other current assets	(639)	352
Contract fulfillment assets	(8,643)	(1,973)
Other assets	(125)	(105)
Accounts payable	517	2,130
Accrued liabilities	10,828	(248)
Income tax payable	86	33
Net cash used in operating activities	(3,977)	(3,701)
Cash flows from investing activities:
Purchase of property and equipment	(206)	(24)
Net cash used in investing activities	(206)	(24)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,798	—
Repayment of debt	—	(110)
Proceeds from stock option exercises, net of taxes paid on vested restricted stock units	48	419
Net cash provided by financing activities	3,846	309
Net decrease in cash and cash equivalents	(337)	(3,416)
Cash and cash equivalents at beginning of period	9,397	13,213
Cash and cash equivalents at end of period	$9,060	$9,797
Supplemental disclosure of cash flow information:
Cash paid for interest	$17	$11
Cash paid for income taxes	$12	$69
Non-cash activities:
Receivables transferred to satisfy payables (Note 4)	$11,308	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In Thousands, except Share and Per Share Amounts)

NOTE 1 — The Company and Its Significant Accounting Policies

Description of Business

Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999, and is headquartered in San Diego, California. The Company specializes in rugged and durable mobile devices, catering to users who require extra resilience in their professional and personal lives. Initially focusing on handsets and accessories for the enterprise, first responder, and government sectors, Sonim has broadened its offerings to include connected devices for wireless internet access such as mobile hotspots.

In 2023, the Company announced an expanded portfolio which includes next-generation ultra-rugged 5G feature phones, a next-generation rugged smartphone, and a connected solutions portfolio of wireless internet solutions, including wireless modems, mobile hotspots and fixed wireless access routers. Sonim launched a mobile hotspot at the end of the second quarter of 2024 in the United States and Canada, and as of the date of this report, has launched other versions of the mobile hotspots, one with Verizon in the U.S. and one with Telstra in Australia, and two new models of rugged phones in Europe.

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

Receivables Financing Agreement

On September 23, 2024, the Company entered into an invoice purchase agreement (the “Receivables Financing Agreement”) with LS DE LLC (“LS”), pursuant to which LS will provide receivables factoring to the Company. Pursuant to the terms of the Receivables Financing Agreement, LS will advance 80% of the face value of the receivables being sold by the Company, up to a maximum of $2,500 of eligible customer invoices from the Company. In consideration of the advances, LS is entitled to receive (i) an invoice purchase fee equal to 0.20% of the face amount of each purchased invoice payable at the time of the purchase and (ii) a daily funds usage fee equal to 0.0388%, payable monthly in arrears on the last day of each month.

The Receivables Financing Agreement has an initial term of twelve (12) months, subject to automatic annual extension unless terminated. Additionally, under certain circumstances and unless waived by LS, the Company will be obligated to pay a missing notation fee of 15% in the event of its failure to affix a certain legend regarding assignment or a misdirected payment fee in the amount of 15%. In the event of the Company’s default, the Company’s payment obligations will be accelerated, and, in addition to the aforementioned fees payable to LS, the Company will be required to pay the default interest rate of the lesser of 24% per annum or the maximum rate permitted by law until the default is cured or until all Company’s obligations are paid in full.

The Company’s obligations under the Receivables Financing Agreement are secured by a lien on all of the Company’s accounts receivable, inventory, and related property, excluding accounts receivable from certain specified counterparties.

The Receivables Financing Agreement contains representations and warranties by the Company and LS, certain indemnification provisions in favor of LS and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in LS’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Receivables Financing Agreement can be terminated by either party upon written notice or by LS upon the occurrence of certain events including the Company’s default. As of September 30, 2024, there were no borrowings outstanding under the Receivables Financing Agreement.

Liquidity and Ability to Continue as a Going Concern

The Company’s condensed consolidated financial statements account for the continuation of its business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products. The Company’s principal sources of liquidity as of September 30, 2024, consist of existing cash and cash equivalents totaling $9,060. The Company believes that it can meet its obligations with this cash over the next twelve months following the filing date of this report.

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

Related Party Transactions

Effective December 15, 2023, in the ordinary course of business, the Company entered into an agreement pursuant to which the Company would execute various statements of work and sell white label phones under the ODM model arrangement with a related party, in which a family member of our director, Jeffrey Wang, holds indirect interest of approximately 40% (the “ODM Arrangement”). Pursuant to the ODM Arrangement, the Company consummated various transactions during the first quarter of 2024. The Company did not have any sales under the ODM Arrangement during the three months ended June 30, 2024, or September 30, 2024.

Revision of Previously Reported Condensed Consolidated Financial Statements

In connection with the preparation of the condensed consolidated financial statements as of September 30, 2024 and for the three-months and nine-months ended September 30, 2024 and 2023, the Company determined that it did not separately disclose related party revenue under the ODM Arrangement for the three months ended March 31, 2024 and the six-months ended June 30, 2024, or the related party receivable as of March 31, 2024 and June 30, 2024. The Company evaluated the impact of these disclosure errors, considering both qualitative and quantitative factors, and concluded that these errors did not have a material impact on any of the prior periods stated above. However, the Company has elected to revise the prior periods for the separate disclosure of the related party transactions as follows:

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Revised
Net revenues	$16,776	$(7,658)	$9,118
Related party net revenues	—	7,658	7,658
Total net revenues	$16,776	$—	$16,776

Condensed Consolidated Balance Sheet

	As of March 31, 2024
	As Previously Reported	Adjustment	As Revised
Accounts receivable, net	$13,337	$(5,817)	$7,520
Related party receivable	—	5,817	5,817

Condensed Consolidated Statements of Operations

	For the Six Months Ended June 30, 2024
	As Previously Reported	Adjustment	As Revised
Net revenues	$28,292	$(7,658)	$20,634
Related party net revenues	—	7,658	7,658
Total net revenues	$28,292	$—	$28,292

Condensed Consolidated Balance Sheet

	As of June 30, 2024
	As Previously Reported	Adjustment	As Revised
Accounts receivable, net	$10,781	$(2,647)	$8,134
Related party receivable	—	2,647	2,647

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

NOTE 2 — Revenue Recognition

The Company recognizes revenue primarily from the sale of products, which are primarily mobile phones, mobile hotspots, and related accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company also recognizes revenue from other contracts that may include a combination of products and non-recurring engineering (“NRE”) services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being identified and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three and nine months ended September 30, 2024, and 2023, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific products. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

Disaggregation of revenue

The following table presents the Company’s total net revenues disaggregated by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Smartphones	$7,957	$8,364	$19,910	$23,683
Feature Phones	6,780	4,907	14,839	11,737
White Label Phones (ODM Model) (Related Party)	—	—	7,658	—
White Label Tablets (ODM Model)	—	13,870	—	43,864
Accessories and Other	285	425	907	918
	$15,022	$27,566	$43,314	$80,202

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

The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40, Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs over the estimated period of time they are expected to be recovered, which is typically three to four years, the estimated life of a particular product model. As of September 30, 2024, and December 31, 2023, the net contract fulfillment assets were $12,063 and $9,232, respectively.

If the Company determines that such contract fulfillment costs are not expected to be recovered, it records an impairment in the period such determination is made. During the nine months ended September 30, 2024, the Company recorded an impairment of contract fulfillment assets of $3,217 due to a decrease in projected profit of one of its hotspots and the cancellation of a consumer durable product.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at September 30, 2024, and December 31, 2023.

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

The following tables set forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$103	$—	$—	$103

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$102	$—	$—	$102

*	Included in cash and cash equivalents on the condensed consolidated balance sheets.

NOTE 4 — Significant Balance Sheet Components

The following table presents the components of the Company’s accounts receivable, net:

	September 30, 2024	December 31, 2023
Trade receivables	$5,689	$25,576
Allowance for credit losses	(449)	(272)
	$5,240	$25,304

The Company determines the probability of default for each pool of receivables with similar risk characteristics. The probability of loss is applied to the value of the receivables and an allowance for potential credit losses is recorded with the offset to credit loss expense.

Trade receivables from the customer that purchased white label tablets from the Company accounts for 52% and 69%, respectively, of accounts receivable, net, at September 30, 2024, and December 31, 2023. One additional customer accounts for 28% of accounts receivable, net, at September 30, 2024. A separate customer accounts for 15% of accounts receivable, net, at December 31, 2023. In October 2023, the Company stopped sales of the white label tablets to its tablet customer as the product reached the end of its life cycle. The tablet customer had a receivable due to the Company of $17,443 at December 31, 2023. In February 2024, an agreement was executed that transferred $11,308 of the receivables to the manufacturer of the tablets in exchange for relieving the Company of a $11,308 accounts payable liability.

The Company has non-trade receivables from manufacturing vendors resulting from the sale of components to vendors who manufacture and assemble final products for the Company.

The following table presents the components of the Company’s inventory:

	September 30, 2024	December 31, 2023
Devices – for resale	$5,408	$5,324
Raw materials	6,542	751
Accessories	424	442
	$12,374	$6,517

For certain new products, the Company began purchasing raw materials in 2024 that will be used by the third-party manufacturers to build the products. These purchased parts represent most of the raw materials in inventory at September 30, 2024.

The following table presents the components of the Company’s accrued liabilities:

	September 30, 2024	December 31, 2023
Customer allowances	$11,454	$8,148
Contract fulfillment liabilities	4,074	568
Inventory received, not billed	4,324	325
Employee-related liabilities	1,309	1,755
Warranties	519	518
Other	1,448	919
	$23,128	$12,233

NOTE 5 — Stockholders’ Equity

Equity Financing

On April 29, 2024, the Company closed on a capital investment of 350,000 shares of common stock and warrants, as adjusted for the Reverse Stock Split, with a single investor for an aggregate purchase price of $3,850. In connection with the closing, the Company incurred approximately $66 in issuance costs, which was offset against the proceeds.

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

ATM Offering

On August 6, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”). Pursuant to the Sales Agreement, the Company may sell, at its option, shares of common stock through Roth, as sales agent. Sales of shares of the Company’s common stock made pursuant to the Sales Agreement are being made under the Registration Statement on Form S-3 filed on April 9, 2024 (File No. 333-278577) (the “Registration Statement”), which was declared effective by the SEC on May 3, 2024. Subject to the terms and conditions of the Sales Agreement, Roth may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act. Roth will be entitled to compensation at a commission rate of 3% of the gross sales price per share sold through it under the Sales Agreement. The Company agreed to provide Roth with customary indemnification and contribution rights, including for liabilities under the Securities Act. In addition, the Company is required to reimburse Roth for certain specified expenses in connection with entering into the Sales Agreement.

The Company has no obligation to sell shares under the Sales Agreement, but it may do so from time to time. During the three months ended September 30, 2024, a total of 35,163 shares of common stock were sold under the Sales Agreement for net proceeds of $106 after payment of commission fees and other related expenses of $4.

NOTE 6 — Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of revenues	$15	$28	$42	$230
Research and development	15	22	35	22
Sales and marketing	99	90	289	222
General and administrative	244	231	803	564
	$373	$371	$1,169	$1,038

Stock-based compensation in Cost of Revenues relates to employees who focus on supply chain management.

Stock Options

Stock option activity for the nine months ended September 30, 2024, is set forth in the table below and has been adjusted retrospectively for the Reverse Stock Split:

		Weighted	Weighted average
		average	remaining
		exercise price	contractual life	Aggregate Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2024	514,674	$9.28
Granted	242,000	5.92
Exercised	—	—
Forfeited and Expired	(13,552)	99.29
Outstanding at September 30, 2024	743,122	$6.55	8.59	$—
Vested and Expected to Vest at September 30, 2024	743,122	$6.55	8.59	$—
Exercisable at September 30, 2024	283,167	$8.57	8.12	$—

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of September 30, 2024, there was approximately $1,791 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.93 years.

Restricted Stock Units

Restricted Stock Unit (“RSU”) activity for the nine months ended September 30, 2024, is set forth in the table below and has been adjusted retrospectively for the Reverse Stock Split:

RSUs
Outstanding at January 1, 2024	68,185
Granted	38,248
Released	(47,929)
Forfeited	(6,780)
Outstanding at September 30, 2024	51,724

As of September 30, 2024, there was approximately $259 of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.77 years.

NOTE 7 — Income Taxes

For the three months ended September 30, 2024, and 2023, the Company recorded provisions for income taxes of $117 and $96, respectively. For the nine months ended September 30, 2024, and 2023, the Company recorded provisions for income taxes of $279 and $281, respectively. The Company’s effective income tax rate is negative 2.5% for the nine months ended September 30, 2024, compared to 23.3% for the nine months ended September 30, 2023. The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of projected permanent items in the U.S.

The Company’s material income tax jurisdictions are the United States (federal and California), China and India. As a result of net operating loss and credit carryforwards, the Company is subject to audit for tax years 2012 and forward for federal and California purposes. The China and India tax years are open under the statute of limitations from 2013 and forward.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2024, the gross amount of unrecognized tax benefits was approximately $1.3 million. If the Company’s estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

NOTE 8 — Commitments and Contingencies

Purchase Commitments — The aggregate amount of noncancelable purchase orders as of September 30, 2024, and December 31, 2023, was approximately $9,999 and $13,478, respectively, and were related to the purchase of inventory and components for the Company’s devices, and certification services.

Royalty payments — The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire between 2024 and 2033. Royalty expense for the three months ended September 30, 2024, and 2023 was $336 and $387, respectively, and for the nine months ended September 30, 2024, and 2023 was $818 and $793, respectively. Royalty expense is included in Cost of Revenues. The Company may be required to pay additional royalties to additional patent holders and technology providers on future products.

General litigation — The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these other matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

NOTE 9 — Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share and has been adjusted retrospectively for the Reverse Stock Split:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(2,512)	$527	$(12,034)	$1,263
Denominator:
Weighted-average shares used in computing net earnings (loss) per share, basic	4,848,999	4,303,931	4,658,193	4,245,717
Net earnings (loss) per share, basic	$(0.52)	$0.12	$(2.58)	$0.30
Weighted-average shares used in computing net earnings (loss) per share, diluted	4,848,999	4,418,026	4,658,193	4,372,328
Net earnings (loss) per share, diluted	$(0.52)	$0.12	$(2.58)	$0.29

The dilutive common shares that were used in the calculation of diluted earnings for 2023 are presented in the table below. The 2024 amounts were not used as they were antidilutive. All amounts have been adjusted retroactively for the Reverse Stock Split.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Shares subject to options to purchase common stock	743,122	495,139	743,122	495,139
Unvested restricted stock units	51,724	33,740	51,724	33,740
Shares subject to warrants to purchase common stock	350,001	1	350,001	1
Total	1,144,847	528,880	1,144,847	528,880

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

The following table summarizes total net revenues by region based on ship-to destinations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$11,667	$11,798	$27,999	$25,184
Asia Pacific	98	13,975	7,831	44,541
Canada	3,180	1,706	7,364	7,477
Europe and Middle East	77	87	120	3,000
	$15,022	$27,566	$43,314	$80,202

The following table summarizes the composition of total net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product Sales	$15,021	$27,565	$43,306	$80,201
Services	1	1	8	1
	$15,022	$27,566	$43,314	$80,202

Revenue from customers with concentration greater than 10% accounted for approximately the following percentage of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	37%	35%	40%	26%
Customer B (Related Party)	*	*	18%	*
Customer C	16%	*	12%	*
Customer D	11%	*	*	*
Customer E	*	50%	*	55%

*	Customer revenue did not exceed 10% in the respective period.

NOTE 11 — Subsequent Events

On October 1, 2024, the Company signed an agreement with a related party, in which a family member of the Company’s director, Jeffrey Wang, holds indirect interest of approximately 40%, to perform non-recurring engineering services in the amount of $1,000, to be capitalized by the Company as contract fulfillment assets. The agreement was executed in the ordinary course of business.

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

Company Overview

Sonim Technologies, based in the United States, is a leading provider of enterprise 5G solutions, offering a robust portfolio that includes rugged handsets, smartphones, wireless internet devices, software, services, and accessories. These products are engineered for reliable communication in challenging and unpredictable environments, serving sectors such as critical communications, first responders, government, industrial, construction, hospitality, and logistics. We currently have products available at all three U.S. Tier-one carriers – AT&T, T-Mobile and Verizon as well as the three primary carriers in Canada – Bell, Telus and Rogers, and Telstra in Australia. These carriers then resell our products, along with network services, to end customers focusing on two primary end markets: industrial enterprise and public sector.

In 2023, Sonim announced a strategic expansion initiative, focusing on broadening its market reach with new products, geographical markets, and customer segments including enterprise, small and medium business, and prosumers. This strategy is underpinned by a strong emphasis on execution. We have introduced new product categories: Connected Solutions featuring wireless internet products, a next-generation rugged smartphone, and a new range of mid and low-tier professional rugged phones, all boasting IP68, MIL-STD-810H standards, and elements of Sonim’s Rugged Performance Standards (RPS), highlighting our value proposition to target markets.

As of the filing of this 10-Q, our recent product launches in Q3 and Q4 include the Sonim H500 series of mobile hotspots available through UScellular, Bell, and Verizon in the U.S. and Canada; the Sonim H700 mobile hotspot with Telstra in Australia; and the XP100 professional rugged phone in Europe available via distribution partners. Additionally, the XP10 is now available in EMEA and Australia, all supported by the comprehensive SonimWare platform and enterprise services.

Geographic market expansion continues with agreements and product availability through new distribution partners in Europe and South Africa, catering to carrier, reseller, and enterprise sales channels. New partners include TCCM, Brodos, Modino, Ingram Micro, and Cernotech, which bolster our presence in these regions. This strategic alignment supports our commitment to offering reliable solutions and expanding our customer base.

During the first half of 2024, the Company was in a transition period, phasing out low margin white label products and commencing selling new products through our carrier channels. Our strategy of moving away from the white label business was accelerated when our manufacturing partners had difficulty maintaining production of our white label products. Revenue in the third quarter of 2024 decreased compared to the third quarter of 2023 due to this transition away from white label products. However, with the launch of new products in the fourth quarter of 2024 and in the first half of 2025, we anticipate significant revenue growth and improved profitability.

During the three and nine months ended September 30, 2024, net revenues were primarily generated from sales of our mobile phones and industrial-grade accessories, predominantly to wireless carriers in the United States and Canada. During the three and nine months ended September 30, 2023, white label tablets revenue comprised a significant portion of our revenue. During the three months ended September 30, 2024, no white label products were sold. The white label products sold in 2023 and the first quarter of 2024 had lower margins compared to Sonim’s other offerings.

With the primary sales channels in the U.S. and Canada consisting of large wireless carriers, the Company’s customer base is highly concentrated. For the nine months ended September 30, 2024, wireless carriers contributed 73% of our total net revenues, with our top three carrier customers accounting for 59% of our total net revenues. Our rugged smartphones represented 46% of our total net revenues, while feature phones were 34% of our total net revenues and white label phones (related party revenue) were 18% of our total net revenues. For the three months ended September 30, 2024, wireless carriers contributed 82% of our total net revenues, with our top three carrier customers accounting for 62% of our total net revenues. Our rugged smartphones represented 53% of our total net revenues, while feature phones were 45% of our total net revenues.

In alignment with Sonim Technologies’ commitment to quality, reliability, and regulatory compliance, we have prioritized our Environmental, Social, and Governance (ESG) and Trade Agreements Act (TAA) initiatives. TAA compliance is crucial in enhancing our market strategy, particularly in expanding opportunities within government and enterprise markets, which demand stringent adherence to regulatory standards. By ensuring our products meet TAA requirements, we reinforce our position as a trusted provider of enterprise 5G solutions.

This initiative underscores our dedication to delivering products that not only meet industry-leading standards but also comply with U.S. federal procurement regulations, thereby enhancing our competitiveness in securing government contracts.

Looking ahead, Sonim is focused on bringing our new products and solutions offering to our expanded portfolio throughout 2025.

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

As of the filing date of this report, Sonim is completing the development, testing and certification of new products that it expects to launch with various carriers in the fourth quarter of 2024 and in 2025.

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

ATM Offering

On August 6, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”). Pursuant to the Sales Agreement, the Company may sell, at its option, up to an aggregate of $8.9 million in shares of common stock through Roth, as sales agent. Sales of shares of our common stock made pursuant to the Sales Agreement are being made under the effective Registration Statement on Form S-3. Roth is entitled to compensation at a commission rate of 3% of the gross sales price per share. For additional information, refer to Note 5 — Stockholders’ Equity to the condensed consolidated financial statements contained within this report under the title “ATM Offering.”

We have no obligation to sell shares under the Sales Agreement, but we may do so from time to time. During the three months ended September 30, 2024, a total of 35,163 shares of common stock were sold under the Sales Agreement for net proceeds of $0.1 million after payment of commission fees and other related expenses of $4,000. As of September 30, 2024, the Company had approximately $8.8 million of common stock remaining available for sale under the ATM Sales Agreement.

Receivables Financing Agreement

To improve its liquidity during seasonally high working capital periods, on September 23, 2024, the Company entered into an invoice purchase agreement (the “Receivables Financing Agreement”) with LS DE LLC (“LS”), pursuant to which LS will provide receivables factoring to the Company, pursuant to which LS will advance 80% of the face value of the receivables being sold by the Company, up to a maximum of $2.5 million of eligible customer invoices from the Company. As of September 30, 2024, we did not have any outstanding commitments under the Receivables Financing Agreement. For additional information, refer to Note 1—The Company and Its Significant Accounting Policies to the condensed consolidated financial statements contained within this report under the title “Receivables Financing Agreement.”

Impairment of Contract Fulfillment Assets

The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40, Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs over the estimated period of time that the product will be sold, which is typically three to four years. As of September 30, 2024, and December 31, 2023, the net contract fulfillment assets were $12,063 and $9,232, respectively.

If the Company determines that such contract fulfillment costs are not expected to be recovered, it records an impairment in the period such determination is made. During the nine months ended September 30, 2024, the Company recorded an impairment of contract fulfillment assets of $3,217 due to a decrease in projected profit of one of its hotspots and the cancellation of a consumer durable product. This product was cancelled because higher than anticipated manufacturing costs eliminated the expected profit margin on the product.

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

Results of Operations

The results of operations for the third quarter of 2024 are not necessarily indicative of the operating results to be expected for the full year or in any future period. Historically, we have experienced higher revenues following the release of new products and their sales with additional carriers and distributors. Additionally, we are actively expanding our Connected Solutions business, and the future demand of our Connected Solutions customers has not been reflected in our historical financial statements.

The following tables present key components of our results of operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Increase (Decrease)%		2024	2023	Increase (Decrease)%
Net revenues	$15,022	$27,566	$(12,544)	(46)%	$35,656	$80,202	$(44,546)	(56)%
Related party net revenues	—	—	—	N/A	7,658	—	7,658	N/A
Total net revenues	15,022	27,566	(12,544)	(46)%	43,314	80,202	(36,888)	(46)%
Cost of revenues	10,790	21,963	(11,173)	(51)%	33,211	65,998	(32,787)	(50)%
Gross profit	4,232	5,603	(1,371)	(24)%	10,103	14,204	(4,101)	(29)%
Operating expenses
Research and development	715	741	(26)	(4)%	1,728	846	882	104%
Sales and marketing	3,045	2,133	912	43%	8,756	5,717	3,039	53%
General and administrative	2,848	2,041	807	40%	7,937	5,873	2,064	35%
Impairment of contract fulfillment assets	—	—	—	N/A	3,217	—	3,217	N/A
Total operating expenses	6,608	4,915	1,693	34%	21,638	12,436	9,202	74%
Income (loss) from operations	(2,376)	688	(3,064)	(445)%	(11,535)	1,768	(13,303)	(752)%
Interest expense, net	—	(6)	6	(100)%	(17)	(11)	(6)	55%
Other expense, net	(19)	(59)	40	(68)%	(203)	(213)	10	(5)%
Income (loss) before income taxes	(2,395)	623	(3,018)	(484)%	(11,755)	1,544	(13,299)	(861)%
Income tax expense	(117)	(96)	(21)	22%	(279)	(281)	2	(1)%
Net income (loss)	$(2,512)	$527	$(3,039)	(577)%	$(12,034)	$1,263	$(13,297)	(1,053)%

Total Net Revenues

Total net revenues for the three months ended September 30, 2024, decreased by $12.5 million compared to 2023 because 2023 included $13.9 million in revenue from the white label tablets and the tablet sales ended in the fourth quarter of 2023. The Company had planned to exit the white label business in 2024 but our strategy of moving away from the white label business was accelerated when our manufacturing partners had difficulty maintaining production of our white label products. The 2024 year has been a transition period, marked by the ending of our white label business and the start of the launches of our hotspots and new rugged smartphone. Revenue is expected to increase in 2025 as we launch new products.

Total net revenues for the nine months ended September 30, 2024, decreased by $36.9 million compared to 2023 because 2023 had $43.9 million in white label tablet revenue, which was partially offset by $7.7 million in white label phone related party revenue in the first quarter of 2024. The Company’s 2024 strategy of moving away from the white label business was accelerated when our manufacturing partners had difficulty maintaining production of our white label products. Revenue is expected to increase in 2025 as new products are launched with additional carriers and distributors.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2024, decreased by $11.2 million as compared to 2023 primarily due to the decrease in net revenues. Cost of revenues as a percentage of net revenue decreased because 2024 did not have any lower margin white label products.

Cost of revenues for the nine months ended September 30, 2024, decreased by $32.8 million as compared to 2023 primarily due to the decrease in net revenues. Cost of revenues as a percentage of net revenue decreased because white label revenue decreased from $43.9 million in 2023 to $7.7 million in 2024, and white label products have much lower margins.

Gross Profit and Margin

Gross profit for the three months ended September 30, 2024, decreased by $1.4 million, while the gross margin percentage increased by 6%, compared to 2023. The increase in gross profit percentage was because there was no white label revenue with its lower margins in 2024.

Gross profit for the nine months ended September 30, 2024, decreased by $4.1 million, while the gross margin percentage increased by 8%, compared to 2023. The increase in gross profit was because 2023 had more low margin white label revenue.

Research and Development

Research and development (“R&D”) expenses for the three months ended September 30, 2024, were flat compared to 2023.

R&D expenses for the nine months ended September 30, 2024, increased by $0.9 million compared to 2023, primarily due to there being limited R&D projects during the first half of 2023. In 2024 R&D expenses were primarily related to our new hotspots and rugged phones.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2024, increased by $0.9 million compared to 2023 primarily due to an increase in marketing spend to support new products in 2024, as well as an increase in headcount primarily to support sales in Europe.

Sales and marketing expenses for the nine months ended September 30, 2024, increased by $3.0 million compared to 2023 primarily due to an increase in marketing spend to support new products in 2024 and to capture new business opportunities across Europe as a result of the ceased operations of a competitor, as well as an increase in headcount primarily to support sales in Europe.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024, increased by $0.8 million compared to 2023 primarily due to an increase in the accrual for employee bonuses of $0.5 million and higher legal expenses of $0.3 million.

General and administrative expenses for the nine months ended September 30, 2024, increased by $2.1 million compared to 2023 primarily due to an increase in personnel and consulting expenses, including stock-based compensation, an increase in public company filing activity that required additional legal costs and auditor fees, and an increase in the accrual for employee bonuses.

Impairment of Contract Fulfillment Assets

Impairment of contract fulfillment assets for the nine months ended September 30, 2024, was $3.2 million, resulting from the Company’s determination that it would not recover the contract fulfillment costs capitalized due to a decrease in projected profit for one of its hotspots and the cancellation of the consumer durable product.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of September 30, 2024, we did not have any convertible loans or any other borrowing structures in place.

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $9.1 million, as of September 30, 2024. On April 29, 2024, we received $3.8 million in cash, net of issuance costs, from an investor for the purchase of the Company’s shares and the issuance of warrants. Additionally, we may elect to sell shares of common stock under our “at the market” offering program, as described in detail under the title “ATM Offering.” We also have access to up to $2.5 million available under the Receivables Financing Agreement. We plan to continue to leverage multiple sources of liquidity to maintain flexibility in regard to meeting our capital needs.

During the nine months ended September 30, 2024, our net loss was $12.0 million and our use of cash in operations was $4.0 million. Our cash balance is expected to cover the negative cash flow from operating losses and from developing new products over the next year. Increased revenue from new products is expected to improve cash flow over the next year. We expect to meet all obligations with existing cash and operating cash flow for a period of at least one year from the date of release of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Cash and cash equivalents as of September 30, 2024, were $9.1 million.

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(3,977)	$(3,701)
Net cash used in investing activities	(206)	(24)
Net cash provided by financing activities	3,846	309
Net decrease in cash and cash equivalents	$(337)	$(3,416)

Cash flows from operating activities

For the nine months ended September 30, 2024, cash used in operating activities was $4.0 million, primarily attributable to a net loss of $12.0 million and net cash used in a change in net operating assets and liabilities of $0.3 million, partially offset by non-cash charges of $8.3 million. The change in net operating assets and liabilities was primarily due to a decrease in accounts receivable, net, due to the timing of payments and an increase in accrued liabilities, partially offset by an increase in inventory (primarily due to raw materials inventory), non-trade receivables (primarily purchasing raw materials for our ODMs), related party receivables, and contract fulfillment assets (capitalized costs for product certifications). Non-cash charges primarily consist of $3.2 million in impairment charges related to contract fulfillment assets, $2.6 million in depreciation and amortization, $1.2 million for stock-based compensation, and $1.0 million in inventory write-downs.

For the nine months ended September 30, 2023, cash used in operating activities was $3.7 million, primarily attributable to net cash used in a change in net operating assets and liabilities of $7.5 million, which was partially offset by net non-cash charges of $2.4 million and net income of $1.3 million. The change in net operating assets and liabilities was primarily due to an increase in accounts receivable (due to our tablet customer and a large carrier customer) and an increase in contract fulfillment assets (capitalized costs for product certifications), partially offset by an increase in accounts payable. Non-cash charges primarily consist of $1.2 million in depreciation and amortization, and $1.0 million for stock-based compensation.

Cash flows from investing activities

For the nine months ended September 30, 2024, and 2023, there were no significant investing activities.

Cash flows from financing activities

For the nine months ended September 30, 2024, the Company received $3.8 million in cash, net of issuance costs, from an investor for the purchase of shares and the issuance of warrants, as well as ATM sales.

For the nine months ended September 30, 2023, cash provided by financing activities was $0.3 million, primarily due to $0.4 million in proceeds from the exercise of employee stock options, partially offset by the repayment of debt.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Resales of our common stock may cause the market price of our securities to drop significantly. The sale of shares of our common stock in the public market or otherwise, including sales pursuant to two effective Form S-3 Registration Statements and prospectuses, dated, respectively, December 1, 2023, (the “AJP Registration Statement”) and September 16, 2024 (the “Liu Registration Statement”) or the perception that such sales could occur, could reduce the prevailing market price of shares of our common stock and increase the volatility of our share price. These sales, or the possibility that these sales may occur, also might make it more difficult for us:

●	to sell equity securities in the future at a time and at a price that we deem appropriate; and

●	to comply with the Nasdaq listing standards with regard to the minimum bid price of our common stock.

The shares registered for resale through Liu Registration Statement (assuming the exercise of the entirety of the warrants) represent approximately 13% of the outstanding shares of our common stock as of September 30, 2024, and approximately 27% of our public float as of such date. The shares of common stock offered for resale pursuant to the AJP Registration Statement represent approximately 45% of the outstanding shares of our common stock as of July 30, 2024, and approximately 84% of our public float as of such date. Until such time that these registration statements are no longer effective, they will permit the resale of the registered shares. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021.	8-K	001-38907	3.1	September 15, 2021

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective July 17, 2024	8-K	001-38907	3.1	July 18, 2024

3.4	Amended and Restated Bylaws of Sonim Technologies, Inc., as amended and restated as of June 14, 2024	8-K	001-38907	3.1	June 14, 2024

10.1#	Invoice Purchase Agreement, dated as of September 23, 2024, by and between Sonim Technologies, Inc. and LS DE LLC	8-K	001-38907	10.1	September 27, 2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

#	Portions of this exhibit have been redacted in compliance with Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIM TECHNOLOGIES, INC.

Date: November 13, 2024	By:	/s/ Hao Liu
Hao (Peter) Liu
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

