Form 10-K
period 2024-12-31
SONIM TECHNOLOGIES INC
filed 2025-03-31
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock reported on The Nasdaq Stock Market on June 28, 2024 was approximately $25.7 million.

On March 24, 2025, there were 6,324,057 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III, Items 10-14 of this Form 10-K will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference to the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that act as well as protections afforded by other federal securities laws. Generally, words such as “achieve,” “aim,” “ambitions,” “anticipate,” “believe,” “committed,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goals,” “grow,” “guidance,” “intend,” “likely,” “may,” “milestone,” “objective,” “on track,” “opportunity,” “outlook,” “pending,” “plan,” “position,” “possible,” “potential,” “predict,” “progress,” “roadmap,” “seek,” “should,” “strive,” “targets,” “to be,” “upcoming,” “will,” “would,” and variations of such words and similar expressions identify forward-looking statements, which are not historical in nature. The forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (the “SEC”), including without limitation, the following sections:

(i)	Note 10 - Commitments and Contingencies to those Consolidated Financial Statements regarding the possible outcome of, and future effect on our financial condition and results of operations of, certain litigations and other proceedings to which we are a party;
(ii)	Part I, Item 1. “Business,” including the statements about our business plans and strategy and anticipated benefits therefrom;
(iii)	Part I, Item 1A. “Risk Factors,” including the statements about ongoing risks and uncertainties and our assumptions in connection therewith;
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

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the availability of cash on hand and other sources of liquidity to fund our operations and grow our business;
●	our ability to compete effectively depends on multiple factors and we may not be able to continue to develop solutions to address user needs effectively;
●	the current interest of third parties and the potential attempt of a hostile takeover or hostile stockholder activism may divert the management’s attention from Sonim’s business and may require significant expenses to address;
●	we may not be able to continue to develop solutions to address user needs effectively, including our next-generation products, which could materially adversely affect our liquidity and our ability to continue operations;
●	a small number of customers account for a significant portion of our revenue;
●	the financial and operational projections that we may provide from time to time are subject to inherent risks;
●	our ability to incorporate emerging technologies into our new consumer products given the lengthy development cycle;
●	our ability to adapt to shortened customer lead times and tightened inventory controls from our key customers;
●	we are materially dependent on some customer relationships that are characterized by product award letters and the loss of such relationships could harm our business and operating results;
●	our quarterly results may vary significantly from period to period;
●	we rely primarily on third-party contract manufacturers and partners;
●	if our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims;
●	we are required to undergo a lengthy customization and certification process for each wireless carrier customer;
●	we are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel;
●	we face risks related to the impact of various economic, political, environmental, social, and market events beyond our control that can impact our business and results of operations; and
●	other risks and uncertainties described in this annual report in the “Risk Factors” section, as such descriptions may be updated or amended in any future reports we file with the SEC.

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

ii

PART I

Item 1. Business.

Overview

Sonim Technologies, based in the United States, is a leading provider of enterprise 5G solutions, offering a robust portfolio that includes rugged handsets, smartphones, wireless internet devices, software, services, and accessories. Our products are engineered to deliver reliable communication in challenging and unpredictable environments, serving sectors such as critical communications, first responders, government, industrial, construction, hospitality, and logistics. We distribute our products primarily through major wireless carriers. We currently have products available at all three U.S. Tier-one carriers – AT&T, T-Mobile and Verizon as well as the three primary carriers in Canada – Bell, Telus and Rogers, Telstra in Australia, and multiple carriers throughout Europe. These carriers resell our products, along with network services, to end customers focusing on two primary-end markets: industrial enterprise and the public sector.

Sonim is executing a strategic expansion initiative, focusing on broadening its market reach with new products, geographical footprint, and customer segments including enterprise, small and medium business, and prosumers. This strategy is underpinned by a strong emphasis on execution. We have introduced new product categories: Connected Solutions featuring wireless internet products, a next-generation rugged smartphone, and a new range of mid and low-tier professional rugged phones, all boasting IP ratings, MIL-STD-810H standards, and elements of Sonim’s Rugged Performance Standards (“RPS”), highlighting our value proposition to target markets.

During the second half of 2024 and through the filing date of this report, Sonim launched the following products:

●	Sonim H500-series of 5G mobile hotspots available through Verizon, UScellular, and Bell in North America;

●	Sonim H700, the world’s first 5G Release 17 and Wi-Fi 7 rugged mobile hotspot, available through Telstra in Australia;

●	Sonim H100 4G mobile hotspot available through Telia Finland and distribution partners in Europe;

●	XP100 4G and XP400 5G professional rugged phones available through Deutsche Telekom in Germany and distribution partners in Europe and South Africa;

●	XP Pro 5G rugged smartphone available through Verizon in the United States; and

●	XP3plus 5G rugged flip phone available through T-Mobile and certified for T-Priority.

Additionally, the XP10 is now available through our distribution partners in EMEA and Australia. Most of these products are supported by the SonimWare platform and enterprise services. In the first quarter of 2025, the XP Pro 5G and H500 5G each received Verizon Frontline certification. In the first quarter of 2025 we also announced the upcoming launch and availability of the XP Pro Thermal 5G smartphone for Europe which includes an SDK-enabled Sonim IRIS software for custom application development and an integrated thermal camera by FLIR® that benefits a number of vertical trades such as electricians, plumbers, public safety, construction, agriculture, amongst others.

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

During the first half of 2024, Sonim undertook a strategic shift away from low-margin white label products, a transition that was expedited due to manufacturing challenges faced by our partners. This shift resulted in a decline in revenue for the year, with 2024 revenue totaling $58.3 million, compared to $93.6 million in 2023. Our net loss for 2024 was $33.6 million, compared to $0.1 million in 2023. However, with the introduction of new product lines in the fourth quarter of 2024 and in the first half of 2025, we anticipate a return to revenue growth and improved profitability in 2025.

With the primary sales channels in the U.S. and Canada consisting of large wireless carriers, the Company’s customer base is highly concentrated. For the year ended December 31, 2024, wireless carriers contributed 75% of our total net revenues, with our top three carrier customers accounting for 62% of our total net revenues. Our rugged smartphones represented 45% of our total net revenues, while feature phones were 35%, white label products (related party revenue) were 13%, and connected solutions, including our mobile hotspots, were 6% of our total net revenues.

Sonim is committed to maintaining the highest standards of quality, reliability, and regulatory compliance, with a particular focus on the Trade Agreements Act (“TAA”) initiatives. TAA compliance is crucial in enhancing our market strategy, particularly in expanding opportunities within government and enterprise markets, which demand stringent adherence to regulatory standards. By ensuring our products meet TAA requirements, we reinforce our position as a trusted provider of enterprise 5G solutions.

This initiative underscores our dedication to delivering products that not only meet industry-leading standards but also comply with U.S. federal procurement regulations, thereby enhancing our competitiveness in securing government contracts.

Looking ahead to 2025, Sonim is focused on executing its growth strategy by bringing its expanded portfolio of rugged devices, connected solutions, and enterprise services to its constantly increasing global customer base.

Our Products

Ruggedized Cell Phones

Communication, data collection, productivity and safety among task workers have always been central requirements in business-critical and mission-critical environments. Organizations with remote and disparate workers—from police and firefighters to construction, oil rig, logistics and manufacturing workers—need an extremely durable solution that provides reliable and secure voice, data and workflow applications. The global market for rugged devices continues to grow, and we believe that the use of consumer phones in line-of-business applications provides an attractive market opportunity. Ruggedized mobile phones are well suited for industrial enterprise and other critical infrastructure applications due to their durability and functionality in a range of environments. Equipping workers with smarter mobile phones also helps enable more efficient communication with and between field employees and enhances the information that decision-makers use to deploy resources within their organizations. The timing of our growth into Europe and other areas outside of North America has accelerated due to the shutdown of a former competitor, Bullitt Group Ltd. (“Bullitt”), in January 2024. We have expanded our sales force and increased our service infrastructure to serve customers that were previously served by Bullitt.

Connected Solutions Market

Our Connected Solutions product portfolio includes mobile hotspots and fixed wireless access (“FWA”) devices that connect to the internet through the 4G and 5G cellular networks. Mobile operators receive data subscription revenue by providing these devices to their customers to access the internet. These devices replace cable internet access and provide new access to rural areas. The market for these solutions continues to grow in North America and in Europe. We created a division to design, develop and sell connected solutions devices. With competition exiting the carrier space as well as non-competitively priced products in the market, Sonim believes that this space is a great opportunity for expansion. Sonim has developed feature-rich devices that are competitively priced.

Key Features of Our Ruggedized Solutions

●	Durability and reliability. Our mobile phones and connected solutions can withstand a variety of harsh environments and are supported by our industry-leading three-year comprehensive manufacturer’s warranty, which includes damage from glass breakage, water, dust, and punctures. Key features of our rugged devices include the following, some of which apply only to phones, such as audio:

●	Puncture, shock, pressure and drop and impact resistance. Durable rubber and Gorilla Glass construction to protect against damage from sharp objects, falls, vigorous movements and compression by heavy weights.

●	Waterproof and dustproof construction. Reinforced seals and waterproof mesh membranes to prevent potential damage caused by moisture and debris.

●	Multi-shift battery life. Replaceable battery designed to provide sufficient power to last through a dual eight-hour shift in most real-world conditions.

●	Extra-loud audio. Produces high sound quality at high volumes and uses noise cancellation technology for loud background noise environments.

●	Glove-friendly design. Screens and buttons responsive to touch through gloves and water.

●	Operational in and resistant to extreme temperatures. Protective exterior prevents damage to our devices’ hardware from very cold and hot temperatures.

●	Chemical resistance. Ability to effectively sterilize and sanitize, regardless of potential contaminants.

●	Increased communication and visibility through an enterprise. Our solutions are used to track locations, update and manage various tasks and enable communication with and between task workers. For example, location tracking and data analytics enable fleet optimization, help enterprises make asset allocation and deployment decisions and ensure that fleets are at the right place at the right time. In addition, our solutions are specifically designed to capture, store and analyze multiple data types for enterprise needs, enabling them to make decisions. For example, by leveraging this data, task workers such as first responders can more strategically plan their logistics resulting in decreased response times. Finally, by providing a reliable mode of communication between employees, supervisors and command centers, those not in the field have crucial insight into the status and performance of task workers in the field. This can also result in improved safety for employees that work in high-risk environments.

●	Enhanced functionality through software and hardware configurations. Our solutions allow end customers and task workers to customize our mobile phones using Android-based applications and vertical-specific accessories to address their varying needs. Enterprises and agencies can leverage the millions of applications available on the Google Play Store, our dozens of device-specific Application Programing Interfaces (“APIs”), and our industrial accessories to create a purpose-built solution to meet the specific use cases of their task workers. For example, school bus operators can combine our ruggedized phones, an industrial mounting kit, a Push-To-Talk (“PPT”) application that leverages our APIs and a location-tracking application to ensure that they have a solution that enables constant communication with dispatchers that is compliant with the U.S. Department of Transportation’s hands-free driving regulations and that can also automatically alert parents of route delays. The ability for enterprises and agencies to customize their solutions allows their task workers to use a single device for tasks that would previously require multiple and often more costly devices.

●	Ease of use. Our devices are designed to look and function similarly to the latest generation of consumer-focused mobile phones with additional features for various enterprise-specific purposes, and also run on the Android operating system which has a familiar and intuitive interface. They provide familiar characteristics to many single-purpose devices, such as dedicated physical buttons for PTT and barcode scanning and offer a simplified user interface, which helps minimize the learning curve for task workers who are transitioning from LMR or data capture devices. Furthermore, all of our mobile phones come equipped with our SonimWare software, which helps IT administrators more quickly provision and deploy our devices to task workers, reducing the cost and effort associated with converting to our solutions.

●	Consolidation of devices. A large number of devices can lead to excess bulk carried by task workers and can inhibit their mobility in the field. These specialized devices can also be expensive and typically require full replacement after end-of-life, which can be a cumbersome and costly process. By combining commonly used applications and functionality into one ruggedized device with the option for add-ons, enterprises can reduce the need for multiple, single-purpose devices. We believe that replacing outdated single-purpose devices with a Sonim device can enhance fleets’ mobility and economically streamline equipment updates or replacements.

As a result of these key attributes, we believe that our ruggedized, purpose-built mobile solutions can increase the productivity of task workers and significantly reduce the total cost of ownership for entities deploying our solutions.

Our Strategy

The three pillars of our go-forward strategy are as follows:

●	Enhance and expand our leadership position in rugged enterprise and public sector markets. Develop innovative products such as a smartphone with a built-in thermal camera that we expect to launch in the second half of 2025.

●	Approach the data device and connected solutions market with feature-rich devices that are affordably priced and leverage the Company’s high-quality approach to product design and procurement.

●	Expand into Australia, Europe and other international markets. Introduce products designed for the European and Australian market to distributors and carriers throughout Australia, Europe, the Middle East, and Africa.

Our strategy includes the following:

●	Strategically grow the Company. Continue to increase the competencies of the Company to develop new connected solutions and rugged products. Develop innovative products such as a new smartphone with a thermal camera. Continue our expansion into Europe and other markets.

●	Invest in sales channel partnerships and build the Sonim brand to drive sales. Our channel partners are leading global wireless carriers, distributors of data devices, communications system integrators and electronics resellers. These channel partners have large sales forces who sell our solutions to end customers in our target markets. They enable us to cost-effectively scale our business without employing a large direct sales force of our own. Our expansion into the connected solutions markets opens up opportunities with additional carrier partners globally.

Our Target Markets

We believe that our solutions can improve communication reliability, operational efficiency and safety for end customers and task workers in commercial sectors, public sectors, and for individual retail customers. Our ruggedized mobility solutions target three end markets: industrial enterprise, public sector, and consumers that demand a more durable product.

Industrial Enterprise

Transportation and Logistics. Enterprises and fleet workers across supply chain, delivery services, airport workers, and field management rely on mobile devices to operate safely and efficiently in environments that are often susceptible to inclement weather. For enterprises looking to improve supply chain functionality, our mobile resource management applications such as location tracking, mileage tracking, and job dispatch can help businesses monitor operations more efficiently. We believe that a weather-resistant and long-battery ruggedized device, combined with productivity applications and services with the native camera on our smartphones, provides reliable communication options for transportation and logistics workers. In addition, our solutions reduce the number of devices and tools that these task workers would need to carry in the field by consolidating the functionality of multiple single-purpose devices into one purpose-built mobile device.

Construction. We offer workers in the construction industry crush-, puncture-, scratch- and impact-resistant devices, which we believe to be crucial in environments where there is a high risk of such occurrences. Job sites also value the PTT capabilities that are tightly integrated into Sonim devices. Additionally, we believe our phones and related accessories help promote worker safety and productivity, with support for lone-worker safety applications and with features such as extended battery life and extra-loud speakers. For business decision-makers, we offer devices with consolidated functionality, which enables a total cost of ownership that we believe is significantly lower versus comparable offerings that enable real-time reporting. This can help eliminate costly delays by capturing verbal, visual, and location data from job sites more efficiently.

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

Public Sector

Public Safety. In the United States, AT&T’s FirstNet, T-Mobile’s T-Priority, and Verizon’s Frontline public safety prioritization provide optimized networks for this sector. Through our partnerships with the major wireless carriers, we believe we are in a strong position to provide mission-critical solutions to the public safety market as public safety networks mature. Through enhanced communication capabilities, our devices can decrease the response time of first responders and help public safety workers stay safe and connected in hazardous, isolated or emergency conditions. The durability of our phones, combined with their purpose-built functionality, provides a lower total cost of ownership compared to similar products, which is highly attractive to city and state decision-makers.

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

Small Business Users

As small businesses grow more reliant upon mobile devices to support all of their daily activities, mobile devices are now more than ever being placed into situations and environments that are more prone to physical damage including screen breakage and water damage. We believe that this market is currently underserved with only higher cost devices offering the features that are needed. Sonim’s value proposition will be to offer an overall lower total cost of ownership as a small business will not need to lose valuable downtime and money repairing or replacing their device as often as other devices in the market. In the fourth quarter of 2024, we launched a new semi-rugged smartphone that is sleeker and lighter than our ultra-rugged phones. These phones will be targeted at small business users.

Home and Small Business Internet Users

Mobile hotspots are used by businesses, government employees and consumers. Having the ability to access the internet (and at times share the connection) in a secure way wherever the customers go is essential to many users. Whether it is a salesperson visiting their customers, a police officer using their computer in their patrol car, a small business in need of failover for business continuity in the event of an internet outage, a student working on a paper or a family going on vacation, the need for reliable internet has become a necessity in today’s world. Mobile hotspots provide the perfect vehicle for enabling these use cases. We will be launching additional mobile hotspots in 2025.

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

In addition, our devices provide a wide range of connectivity options for our end customers (including LTE, 3G, 4G, 5G, GSM, WiFi, NFC, location tracking and Bluetooth for certain of our devices), and our phones support a wide range of global frequencies allowing them to be used almost anywhere in the world where there is cellular coverage. Our phones are certified to work on multiple mobile network operators and come equipped with LTE Band 14 to support FirstNet (built with AT&T). We support the latest technologies, including 5G, and we have incorporated 5G into our product roadmap.

Our Devices

Mobile Phone Products

●	Sonim XP10. The Sonim XP10 is an Android-based 5G smartphone.

●	Sonim XP5plus. The Sonim XP5plus is a purpose-built 4G feature phone designed for task workers with Push-to-Talk capabilities and seamless LMR interoperability to enhance communication for first responders.

●	Sonim XP3plus. The Sonim XP3plus is a 4G feature phone in a clamshell form factor that offers our customers a cost-effective voice and/or PTT solution without distracting end users from doing their jobs with things like an application store or email.

●	Sonim XP Pro. The Sonim XP Pro was launched in the fourth quarter of 2024 with Verizon. The XP Pro is an Android-based 5G smartphone that is sleeker and lighter than our XP10 and will be marketed to small businesses, enterprise, and mission critical users that need a phone that is significantly more durable than a consumer phone and can be used as their primary or sole phone .

Connected Solutions Products

●	Sonim H100 Low-range Mobile Hotspot. The H100 is a 4G mobile hotspot that is available through select distributors in Europe and Telia in Finland. This model launched in the first quarter of 2025.

●	Sonim H500 Mid-Range Mobile Hotspot. The H500 series 5G mobile hotspot was launched beginning in the second quarter of 2024 with multiple carriers in North America.

●	Sonim H700 Premium Mobile Hotspot. The Sonim H700 mobile hotspot t was launched in the second half of 2024 with Telstra in Australia. It is the world’s first rugged mobile hotspot with 5G release 17 and Wi-Fi 7.

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

Sales and Marketing

As of December 31, 2024, our sales and marketing team consisted of 19 professionals located in the United States, Canada and Europe. We sell our products directly to wireless carriers, through distributors and resellers and directly to end customers. Our marketing efforts consist of product marketing, channel partner/carrier marketing and corporate marketing. Product marketing focuses on ensuring that carrier requirements related to product specifications are in-line with our brand requirements. Channel partner marketing focuses on go-to-market strategy as well as developing supplemental sales tools, carrier and non-carrier marketing campaigns, and industry trade show material. Corporate marketing consists of public relations, brand awareness, social and digital marketing, and lead generation operations.

Customers

While we are actively committed to expanding our customer base on various levels, our sales model mainly focuses on sales through our carrier customers in North America and our distribution partners in Europe, the Middle East, South Africa, and Australia. As a result, a small number of customers account for a large percentage of our net revenue. For the year ended December 31, 2024, the purchaser of our white label products (related party customer) and the three largest U.S. wireless carriers (our channel partners) collectively accounted for approximately 74% of our net revenue. Although the net revenue from our white label products customer ended in the first quarter of 2024 as the product reached its end of life, as we generate more net revenue from other customers, we expect that net revenue from a relatively small group of customers will continue to account for a significant portion of our net revenue in the near term. For further discussion of our revenue trends and risks related to our customers and contractual relationships, please refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I. Item 1A. Risk Factors” of this Form 10-K.

Manufacturing

We have outsourced the manufacturing and the final assembly to third-party ODM partners for our phones and data devices. We have moved the manufacturing of our newest products outside of China and expect to phase out all manufacturing in China during 2025.

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

Non-rugged mobile device manufacturers have not historically created devices specifically to compete in the industrial enterprise and public sector markets. These manufacturers typically focus on a different consumer audience and the requirements to manufacture ruggedized phones differ significantly from their core products. Nevertheless, we face competition from manufacturers of non-rugged mobile phones such as Apple Inc. and Samsung Electronics Co. Ltd, or Samsung, to the extent that end users decide to purchase traditional devices and add a rugged case for use in environments that we believe are better suited for purpose built ruggedized mobile phones. We also face competition from manufacturers of rugged mobile phones such as Samsung and Kyocera Corporation as well as from large system integrators and manufacturers of private and public wireless network equipment and devices. A large competitor in the rugged phone space, Bullitt Group Ltd., ceased operations in January 2024, which has created an opportunity for us, particularly in Europe.

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

Intellectual Property

We hold numerous utility and design patents both inside and outside the United States and have filed additional utility and design patent applications in the United States. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names, and copyrights. We also have contractual rights to standard essential patents for 2G, 3G, 4G, and 5G wireless technologies, some of which require significant royalty payments. We opportunistically negotiate licenses with other patent holders where appropriate for our technology.

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

For further discussion of the risks in connection with each of the foregoing matters, see “Item 1A. Risk Factors—Risks Related to Information Technology and Intellectual Property” of this Annual Report on Form 10-K.

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

Employees

We had 131 full-time employees and 29 contractors as of December 31, 2024.

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

Risks Related to Our Business and Industry

●	Our ability to compete effectively depends on being able to develop solutions that address users’ needs effectively;

●	We face strong competitors with greater resources and more extensive experience in the industry;

●	A small number of customers account for a significant portion of our revenue;

●	We are materially dependent on some customer relationships that are characterized by non-binding product award letters and the loss of relationship with these customers could harm our business and operating results;

●	We rely primarily on third-party contract manufacturers and partners;

●	We rely on related-party transactions for certain business operations;

●	We continue to restructure and transform our business;

●	Lengthy customization and certification process for each wireless carrier customer;

●	We are dependent on the continued services and performance of our management and key personnel;

●	Our products may contain defects or errors;

Risks Related to Our Financial Condition

●	We may not generate sufficient liquidity to operate our business and maintain its growth;

●	Our liquidity has been adversely impacted by our ongoing net losses;

●	We have not been profitable in recent years and may not achieve or maintain profitability;

Risks Related to Information Technology and Intellectual Property

●	Without successful protection of our intellectual property, our competitive position may be harmed;

●	The occurrence of security breaches, improper access to or disclosure of our data or customer data, and other cyber incidents can inflict monetary and reputational damages;

●	Others may claim that we infringe on their intellectual property rights;

Risks Related to Legal and Regulatory Matters

●	Changes in laws and regulations concerning the use of telecommunication bandwidth could increase our costs and adversely impact our business;

●	Changes in U.S. trade policy including tariffs can adversely impact our business;

Risks Related to Ownership of Our Common Stock

●	We face risks related to potential hostile bids and stockholder activists;

●	Sales of our common stock under resale registration statements or the perception of such sales can result in a decline in the price of our common stock;

●	Our quarterly results may vary significantly from period to period;

●	Financial projections we communicate to the markets from time to time may be inaccurate; and

General Risk Factors

●	We face risks related to the impact of various economic, political, environmental, social, and market events beyond our control can impact our business and results of operations.

Risks Related to Our Business and Industry

To remain competitive and stimulate consumer and business demand, we must successfully manage the introduction of new products and product lines and the transition and enhancement of existing products.

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

Our success will depend on our ability to respond to changing technologies and customer requirements, effectively stimulate customer and business demands for new and upgraded products, and our ability to develop and introduce new and enhanced products in a cost-effective and timely manner. For example, our XP3plus and XP5plus products are compatible with fourth-generation, or 4G, technology, but fifth-generation wireless, or 5G, technology has required us to upgrade our XP3plus and XP5plus to support 5G.

As a result, we are currently prioritizing spending on research and development of our upgrades to 5G and the development of new mobile phones and other data devices. However, the research and development necessary to launch our new products will require us to incur additional costs and our liquidity continues to be adversely impacted by our ongoing net losses. There can be no assurance that we will have sufficient resources to complete the development of our new products and bring them to market. Even if we are able to introduce our new ruggedized mobile phones and data devices to the market, there can be no assurance that these new product introductions will lead to any sales or increase in revenue. If we fail to develop new products on a timely and cost-effective basis, or if our new products fail to achieve market acceptance, our business, operations, financial condition, and liquidity would be further materially adversely affected and we may be required to delay, reduce or cease our operations and we may be required to seek bankruptcy protection.

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

Our future success depends in large part on the continued contributions of a concentrated and limited group of senior management and other key personnel. Beginning in 2021, we outsourced substantially all of our manufacturing work to third parties. As of December 31, 2024, our worldwide employee headcount was 131 employees.

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

In the years ended December 31, 2024 and 2023, approximately 62% and 35% of our revenues, respectively, were derived from the three largest U.S. wireless carriers, our channel partners. Our channel partners are primarily wireless carriers who sell our products through their sales channels. To the extent our channel partners are unsuccessful in selling or do not promote our products, or we are unable to obtain and retain a sufficient number of high-quality channel partners, our business and operating results could be significantly harmed.

We enter into master sales arrangements with the majority of our channel partners. Under the master sales arrangements, our partners purchase our products for distribution on a purchase order basis. While these arrangements are typically long-term, they generally do not contain any firm purchase volume commitments. As a result, our channel partners are not contractually obligated to purchase from us any minimum quantity of products. We are generally required to satisfy any and all purchase orders delivered to us within specified delivery windows, with limited exceptions (such as orders significantly in excess of forecasts). If we are unable to efficiently manage our supply and satisfy purchase orders on a timely basis to our channel partners, we may be in breach of our sales arrangements and lose potential sales. Our sales arrangements also generally include technical performance standards for our mobile phones, mobile hotspots, and accessories sold, which vary by channel partner. If a technical issue with any of our covered products exceeds certain preset failure thresholds for the relevant performance standard or standards, the channel partner typically has the right to cease selling the product, cancel open purchase orders, and levy certain monetary penalties. If our products suffer technical issues or failures following sales to our channel partners, we may be subject to significant monetary impact and our channel partners may cease making purchase orders, which would significantly harm our business and results of operations. In addition, our channel partners retain sole discretion in which of their stocked products to offer their customers. While we may offer limited customer incentives, we generally have limited to no control over which products our channel partners decide to offer or promote, which directly impacts the number of products that our partners will purchase from us.

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

New sales channel partners, as well as sales of new products being sold by existing channel partners, may take several months or more to achieve significant sales. Our channel partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to their customers or violates laws or our corporate policies. Additionally, some of our master agreements with our wireless carrier customers contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another wireless carrier or customer on more favorable terms, we must offer some of those terms to our existing wireless carrier customers. These provisions may obligate us to provide different, more favorable, terms to our existing wireless carrier customers, which could, if applied, result in lower revenues or otherwise adversely impact our business, financial condition, and results of operations.

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

In connection with the transformation of our business, we have made and will continue to make, judgments as to whether we should outsource the development and manufacturing of our products. If any of these providers experience (i) difficulties in obtaining sufficient supplies of components, (ii) component prices significantly exceeding anticipated costs, (iii) an interruption in their operations, or (iv) otherwise suffers capacity constraints, we experience a delay in production and shipping of these products, which would have a negative impact on our revenue. Should there be any disruption in services due to natural disasters, economic or political difficulties, transportation restrictions, acts of terror, quarantines, or other restrictions associated with infectious diseases, or other similar events, or any other reason, such disruption could have a material adverse effect on our business. Operating in the international outsourcing environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which could materially affect our results of operations. If these providers are unable to achieve greater operational efficiencies, delivery schedules for new product development and current product delivery could be negatively impacted. Currently, we have no second source of manufacturing for a portion of our products. In addition, switching from one provider to another is an expensive, difficult, and time-consuming process, with serious risks to our ability to successfully transfer our development and/or manufacturing operations. If overall demand for our devices increases in the future, we will need to expand our manufacturing capacity in a cost-efficient manner. Our operations, and consequently our revenues and profitability, could be materially adversely affected if we are forced to switch from any of our providers to another provider due to any of a number of factors, including financial difficulties faced by the manufacturer, disagreements in pricing negotiations between us and the manufacturer or organizational changes in the manufacturer.

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

We have outsourced contract manufacturing, product assembly, and some of our software development operations to third parties located in Asia.

Our contract manufacturers now produce all of our products in facilities located in Asia. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we intend to closely manage the transition process when manufacturing changes, we could experience disruption to our operations during any such transition. Other significant risks include limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields, production costs, tariffs, and uncertainty over political unrest. Any such disruption could negatively affect our reputation and our operating results. Additionally, our reliance on third parties could, in certain instances, result in reputational damage or even disqualify us from sales opportunities with certain customers.

In addition, we rely on third parties to provide certain services to us, or to our customers, including hosting services, and providers of other cloud-based services. If these third-party providers do not perform as expected, our customers may be adversely affected, resulting in potential liability and negative exposure for us. If it is necessary to migrate these services to other providers due to poor performance, cyber breaches or other security considerations, or other financial or operational factors, it could result in service disruptions to our customers and significant time and expense to us, any of which could adversely affect our business, operating results, and financial condition.

Migrating our design methodology to third-party contract manufacturers or partners could involve increased costs, resources, and development time, and could expose us to further risk of losing control over our intellectual property and the quality of our products.

We have engaged in related-party transactions and may continue to rely on related parties for key business activities, which could create conflicts of interest and adversely affect our business.

We have entered into, and may continue to enter into, transactions with affiliates of Jeffrey Wang, a director who beneficially owns approximately 31% of our common stock. These transactions have included, among other things, engineering services related to the development of new products, and we anticipate continued reliance on related parties for these and potentially other key services.

Related-party transactions present potential conflicts of interest that could result in decisions that prioritize the economic interests of certain individuals over those of our company and its stockholders. In the event of a dispute under any related-party agreement, the interests of affiliated parties may not align with ours, and the resolution of such disputes may be less favorable than what we might achieve in an arms-length transaction with an unaffiliated third party. Additionally, our ability to enforce contractual rights against related parties may be constrained by these relationships.

In the past, affiliates of Mr. Wang have attempted to influence our contractual relationships with third parties by exerting pressure on strategic decisions. While such efforts did not alter the views of a majority of our independent directors, similar actions by related parties in the future could disrupt our operations, create uncertainty, or lead to strategic decisions that are not in the best interests of the company or its stockholders.

Furthermore, there is no assurance that we will be able to replace these related-party services on comparable terms if needed. If we are required to seek alternative service providers, we may incur higher costs, delays, or operational inefficiencies, which could materially impact our business, financial condition, and results of operations.

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

We depend on certain suppliers for the delivery of components used in the assembly of our products, including machined parts, injection molded plastic parts, printed circuit boards, and other miscellaneous custom parts for our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components and reduced control over pricing and timing of delivery of components. In particular, we have little to no control over the prices at which our suppliers sell materials and components to us. The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. Many companies use the same raw materials and supplies that we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. When these shortages occur, suppliers also tend to either increase prices or reduce the number of units sold to customers. In addition, certain supplies of our components are available only from a single source or limited sources and we may not be able to diversify suppliers in a timely manner. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. These factors can result in reduced supply, higher prices of components used in the assembly of our products, and delays in the receipt of certain of our key components, which in turn may generate increased costs, lower margins, and delays in product delivery, with a corresponding adverse effect on revenues and customer relationships. For example, we phased out low margin white label products in the first half of 2024 because our manufacturing partners had difficulty maintaining production of our white label products.

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

We depend on a small number of wireless carriers to distribute our products. While we intend to accelerate direct marketing and end-customer brand awareness initiatives in the future, our sales and marketing efforts have historically been predominantly focused on channel partners. As such, historically, our operating expenses related to end-customer marketing efforts have historically been very small, representing less than 1.0% of our total sales and marketing expenses (including during the years ended December 31, 2024 and 2023). Increasing end-customer brand awareness requires investment in our sales and marketing efforts. As a result, we expect our sales and marketing expenses to increase in the future, primarily from increased use of third-party service providers, which will require us to cost-efficiently ramp up our sales and marketing capabilities and effectively target end customers. However, there can be no assurance that we will successfully increase our brand awareness or do so in a cost-efficient manner while maintaining market share within our existing sales channels. Our failure to establish stand-alone brand awareness with end customers of our products would leave us vulnerable to competitors and have an adverse impact on our prospects. If we are unable to significantly increase the awareness of our brand and solutions with end customers in a cost-efficient manner, we will remain significantly dependent on our channel partners for sales of our products and would adversely impact our ability to grow our business.

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

We will require significant funds to implement our business strategy, upgrade and expand our product portfolio, and meet our other liquidity needs. Our historical revenue is not indicative of our future performance. There can be no assurance that we will generate sufficient revenue to offset the cost of maintaining our operations, including significant accounting, legal, administrative, and other costs associated with being a public company, and successfully expand our business in accordance with our growth strategy. Additionally, our cash needs may increase in the near future as we focus on growing and developing our data devices businesses and expanding our operations internationally, and our liquidity may not be sufficient to achieve these objectives.

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

We have incurred significant net losses since 2013 and have an accumulated deficit of $284 million as of December 31, 2024. We are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which would negatively impact our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

●	research and development related to our solutions, including investments in our engineering and technical teams;

●	expansion of our sales and marketing efforts;

●	general and administrative expenses, including legal and accounting expenses related to being, a public company; and

●	continued expansion of our business.

These investments may not result in increased revenues or growth in our business. Additionally, we have recently and may continue to encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results, and financial position may be harmed, and we may not be able to achieve or maintain profitability over the long term. We are subject to the risks and uncertainties associated with the development and release of new products. Our principal sources of liquidity as of December 31, 2024, consist of existing cash and cash equivalents totaling $5.3 million. The cost structure of the company has been significantly reduced and many aspects of product development and operational support have been outsourced to add additional spending flexibility if needed. We have subsequently raised approximately $3.8 million through our ATM stock sale program and $3.0 million from a debt facility. Our existing capital is expected to allow the company to continue operations for at least the next twelve months. If necessary, we will seek to raise additional capital. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of the Nasdaq Stock Market or Nasdaq. If we cannot grow our revenue run-rate or raise needed funds, we might be forced to make additional reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a Company.

Our ability to use our net operating losses to offset future taxable income will be subject to certain limitations.

As of December 31, 2024 and 2023, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $120.1 million and $95.2 million, respectively, due to prior period losses, a portion of which expire in various years beginning in 2037 and 2035, respectively, if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Due to the investment by AJP Holding Company, LLC (“AJP”) in 2022 and the resulting ownership change, the future use of the NOLs to reduce future taxable income of the Company is severely limited.

Risks Related to Information Technology and Intellectual Property

A security breach or other significant disruption of our IT systems or those of our partners, suppliers, or manufacturers, caused by cyberattacks or other means, could have a negative impact on our operations, sales, and operating results.

We rely extensively on our information systems to manage our business operations. We have experienced and expect to continue to experience attempts to compromise our information technology systems and those of our third-party service providers. All IT systems are potentially vulnerable to damage, unauthorized access, or interruption from a variety of sources, including but not limited to, cyberattacks, cyber intrusions, computer viruses, security breaches, denial-of-service attacks, ransomware or other malware, energy blackouts, natural disasters and severe weather conditions, terrorism, sabotage, war, insider trading, human error, and computer and telecommunication failures. Attacks against the Company can escalate during periods of geopolitical tensions or conflict. Additionally, like other mobile device manufacturers, we use open-source software from time to time, which may be more susceptible to cybersecurity vulnerabilities that may not be identified timely. We are also dependent upon third-party manufacturers and service providers to adequately protect our IT systems. We do not have direct oversight or influence over how third parties manage the security, quality, or resiliency of their networks. Cyber attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. For example, the development and implementation of AI technologies may further increase our exposure to or exacerbate the risks of cyber attacks or other security incidents, particularly where such technologies are exploited by third parties to breach our IT systems or those of our third-party service providers.

A cyberattack or other significant disruption involving our IT systems or those of our outsource partners, suppliers, or manufacturers could result in the unauthorized release of proprietary, confidential, or sensitive information of ours or result in virus and malware installation on our devices. Such unauthorized access to, or release of, this information or other security breaches could: (i) allow others to unfairly compete with us, (ii) compromise safety or security, (iii) subject us to claims for breach of contract, tort, and other civil claims, and (iv) damage our reputation. We could face regulatory penalties, enforcement actions, remediation obligations, or private litigation by parties whose data is improperly disclosed or misused. Any or all of the foregoing could negatively impact our business, financial condition, and results of operations.

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

Personal privacy and information security are significant issues in the United States, Europe and the other jurisdictions in which we operate or make our products and applications available. The legislative and regulatory framework for privacy and security issues worldwide is rapidly evolving and may be inconsistent from jurisdiction to jurisdiction. Examples of these laws include but are not limited to:

●

various U.S. federal, U.S. state, and foreign privacy laws related to the processing and security of personal data, including:

(1) comprehensive privacy laws that provide data privacy rights (including, in California, a private right of action in the event of a data breach resulting from our failure to implement and maintain reasonable security procedures and practices) and impose significant obligations on controllers and processors of consumer data;

(2) laws imposing obligations on businesses that collect or disclose biometric information (including, in Illinois, Texas, and Washington); and

(3) laws regulating internet-connected devices (such as, in California, the Internet of Things Security Law).

●	the EU General Data Protection Regulation and the United Kingdom General Data Protection Regulations, which apply to all of our activities conducted from an establishment in the EU or the United Kingdom, respectively, or related to products and services that we offer to the EU or the United Kingdom users or customers, respectively, or the monitoring of their behavior in the EU or the UK, respectively.

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

The interpretation and implementation of the various provisions of the Communications Act of 1934, as amended, and the FCC rules implementing said act continue to be heavily debated and may have a material adverse effect on our business. FCC regulatory activity has increased in 2023 and 2024, particularly in connection with broadband the origin of hardware (including chipsets) and software used in telecommunication and data devices. We cannot predict how increased regulatory activity at the FCC will impact our businesses but expect increased legal and compliance costs. If we do not comply with FCC rules, regulations, orders, policies, or procedures we could be subject to FCC enforcement actions, fines, and possibly restrictions on our ability to operate or offer certain or all of our products in the United States. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our products to customers, and could adversely affect our business, results of operations, and financial condition.

Changes in U.S. trade policy, including the imposition of tariffs and restrictions and the resulting consequences, may have a material adverse impact on our business, operating results, and financial condition.

We cannot predict what changes to trade policy will be made, or the economic impact that changes to trade policy will have, including significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured abroad, including China and other countries, and the length of time such tariffs may remain in place, or whether the entry into new bilateral or multilateral trade agreements will occur. As of the date of this filing, the U.S. has imposed tariffs on foreign imports into the United States, including, most relevant to us, an additional 20% tariff on all imports from China. These tariffs may increase the cost of our products and could negatively impact our results of operations. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of additional tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, or other trade matters. Although the ultimate scope and timing of any such actions is currently indeterminable, if implemented, they could have a material impact on our financial condition and results of operations. If further tariffs are imposed on a broader range of imports, further retaliatory trade measures are taken by various countries in response to tariffs, or efforts are made to withdraw from or substantially modify such agreements, then we may be required to raise our prices or incur additional expenses.

In addition, the FCC rules prohibit communications equipment deemed to pose an unacceptable risk to national security from obtaining the equipment authorization that allows the products to be imported, marketed, or sold in the U.S. If any of our product components were to be classified under these restrictions, we could face regulatory hurdles, supply chain disruptions, and lost revenue opportunities, which could have a material impact on our operations and financial results. Additionally, evolving national security policies and heightened scrutiny of foreign-manufactured telecommunications equipment may further increase compliance costs and restrict our market access.

The adoption or expansion of trade restrictions, the escalation of a trade war, or other governmental actions related to tariffs, trade agreements, or prohibition of components of communication equipment, could negatively impact demand for our products, increase costs, disrupt our supply chain, and adversely affect our customers and suppliers. Any of these developments could have a material adverse effect on our business, operating results, and financial condition.

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

Some of our solutions, including software updates and third-party accessories, may be subject to U.S. export control laws, including the Export Administration Regulations; however, the vast majority of our products are non-U.S.-origin items , developed and manufactured outside of the United States, and therefore not subject to these laws. For third-party accessories, we rely on manufacturers to supply the appropriate export control classification numbers that determine our obligations under these laws.

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

We are subject to a wide range of product-, consumer-, worker- safety and environmental laws and regulations.

Our operations and the products we manufacture or sell are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws and regulations. Compliance with such existing or future laws and regulations could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what solutions we can offer and generally impact our financial performance. Our products are designed for use in potentially explosive or hazardous environments. If our product design fails for any reason in such environments, we may be subject to product liabilities and future costs. In addition, some of these laws are environmental and relate to the use, disposal, remediation, emission, discharge of and exposure to hazardous substances. These laws often impose liability and can require parties to fund remedial studies or actions regardless of fault. Environmental laws have tended to become more stringent over time and any new obligations under these laws could have a negative impact on our operations or financial performance.

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

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

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

Being a public company requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition.

Risks Related to Ownership of Our Common Stock

Our business and operations could be negatively affected if we become subject to stockholder activism or hostile bids, which could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price.

Stockholder activism—ranging from proxy contests and hostile bids to public campaigns and litigation—has become increasingly prevalent. Declines in our stock price may heighten our vulnerability to unsolicited approaches, potentially disrupting our business strategy and operations.

In January 2025, Orbic North America, LLC (“Orbic”), an affiliate of our competitor currently engaged in intellectual property litigation against Sonim, announced an “agreement in principle” with AJP, our largest stockholder, which is controlled by our director Jeffrey Wang, who beneficially owns approximately 31% of our common stock, to purchase a portion of AJP’s stock. Following this development, our board formed a Special Committee to evaluate strategic alternatives. Orbic also entered into an irrevocable proxy agreement granting it control over all of AJP’s voting power. On March 21, 2025, AJP and Orbic, acting as a group, delivered a notice to nominate an alternative slate of director candidates for election to our board at our 2025 annual meeting. Responding to such actions by activist stockholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our board of directors. If AJP and Orbic are successful in the proxy contest, they could gain control of our board of directors, potentially pursuing actions advanced by our competitor that conflict with our long-term strategic objectives. Actions of AJP and Orbic may also discourage or deter a potential acquirer of Sonim from considering Sonim as a desirable acquisition target.

The presence of an activist stockholder or the perception of a potential hostile takeover may create uncertainty regarding our future direction, strain relationships with business partners, and impact our ability to attract and retain key personnel. In fact, Sonim has already had to dispel market rumors regarding potential hostile actions by Orbic, which has required management’s time and effort.

Our evaluation of strategic alternatives may not lead to a favorable outcome and could create business disruption and stock price volatility.

In January 2025, we formed a Special Committee composed solely of independent directors to evaluate potential strategic alternatives aimed at enhancing stockholder value. These alternatives could include acquisitions, divestitures, mergers, partnerships, financings, or a sale of the company. The Special Committee was formed in response to the Schedule 13D/A filing by AJP on January 17, 2025, and it subsequently received an unsolicited, non-binding proposal from Orbic.

There can be no assurance that our strategic review process will result in any transaction or other strategic outcome. We do not intend to disclose further developments on this strategic review process unless and until we determine that such disclosure is appropriate or necessary. If we determine to engage in a transaction as a result of our exploration and evaluation of strategic alternatives, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Moreover, the review of strategic alternatives may disrupt our business by causing uncertainty among current and potential employees, suppliers, customers and investors. The selection and execution of a strategic alternative may lead to similar disruptions, and parties advocating for alternatives not selected may solicit support for such other alternatives, causing further disruption.

The occurrence of any one or more of the above risks could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our common stock on another national securities exchange, we expect our common stock could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	reduced liquidity for our common stock;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	negative publicity;

●	a limited amount of news and analyst coverage;

●	loss of eligibility to register the sale or resale of our securities on Form S-3; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We may become a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, may qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Jefferey Wang, a member of our board of directors and the sole manager of AJP, beneficially owns approximately 31% of the issued and outstanding shares of our common stock as of the filing date of this report. Although the sale of shares of our common stock may decrease the beneficial ownership of Mr. Wang, in the event of purchasing more shares of our common stock, Mr. Wang may control a majority of the voting power, and we may then be a “controlled company” within the meaning of applicable rules of the Nasdaq at the time of conversion. Under these rules, a company is a “controlled company” if more than 50% of the voting power for the election of directors is held by an individual, group, or another company, and such company may elect not to comply with certain corporate governance requirements, including the requirements that the company have: (i) a majority of its board of directors comprised of independent directors; (ii) a nominating and corporate governance committee comprised solely of independent directors; (iii) a compensation committee comprised solely of independent directors; and (iv) an annual performance evaluation of the nominating and corporate governance and compensation committees.

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

Resales of our common stock may cause the market price of our securities to drop significantly. The sale of shares of our common stock in the public market or otherwise, including sales pursuant to two effective Form S-3 Registration Statements and prospectuses, dated, respectively, December 1, 2023, (the “AJP Registration Statement”) and September 16, 2024 (the “Liu Registration Statement”) or the perception that such sales could occur, could reduce the prevailing market price of shares of our common stock and increase the volatility of our share price. These sales, or the possibility that these sales may occur, also might make it more difficult for us:

●	to sell equity securities in the future at a time and at a price that we deem appropriate; and

●	to comply with the Nasdaq listing standards with regard to the minimum bid price of our common stock.

Resales of our common stock may cause the market price of our securities to drop significantly.

As of the filing date of this report:

●	shares registered by the AJP Registration Statement represent approximately 33% of the outstanding shares of our common stock and approximately 51% of our public float; and

●	shares registered by the Liu Registration Statement (assuming the exercise of the entirety of the Warrants) represent approximately 10% of the outstanding shares of our common stock and approximately 16% of our public float.

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

Our quarterly results and, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied significantly from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Due to our smaller scale compared to many of our customers, we are particularly vulnerable to the impacts of changes in these customers’ order forecasts. Consequently, if our revenue does not meet projected levels in the short term, our inventory levels, cost of revenues and operating expenses would be high relative to revenue, resulting in potential operating losses. If our revenue or operating results do not meet the expectations of investors, the price of our common stock may decline substantially.

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

Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate or that our organic growth and expansion may be curtailed. You should be prepared for differences between actual and projected results from time to time. Our future actual results may be materially different from those contained in our projections, both as to amounts and as to timing. The inclusion of projections or timelines in our Annual Report on Form 10-K or any other filings we make with the SEC or otherwise communicated to investors by us should not be regarded as an indication that we or our management or representatives considered or consider such projections and timelines to be a reliable prediction of future events, and the projections and timelines should not be relied upon as such.

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

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions than you desire.

Additionally, we are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), which prohibit a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. These provisions of DGCL may have the effect of delaying, deferring or preventing a change in control, and may discourage bids for our common stock at a premium over its market price.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain stockholder litigation matters and the U.S. federal district courts as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, agents or trustees to us or our stockholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above; however, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition and results of operations and result in a diversion of the time and resources of our employees, management and the board of directors.

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

Adverse macroeconomic conditions, including inflation or recession, new or increased tariffs and other barriers to trade, changes to the U.S. fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, currency fluctuations, changes in the volume and relative mix of U.S. government spending, international disputes, geopolitical tensions, and conflict can adversely impact consumer confidence and spending and materially adversely affect demand for our products and services. In addition, consumer confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs, and other economic factors. Besides an adverse impact on demand for our products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our counteragents including customers, suppliers, contract manufacturers, logistics providers, cellular network carriers, and channel partners.

These and other economic factors can materially adversely affect the Company’s business, results of operations, financial condition, and stock price.

Economic uncertainties or downturns, or political changes, could limit the availability of funds to our customers and potential customers, which could significantly adversely impact our business.

Current or future economic uncertainties or downturns could adversely impact our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, infectious disease outbreaks, geopolitical tensions and warfare and terrorist attacks in North America, Europe, the Asia Pacific region or elsewhere, could cause a decrease in funds available to our customers and potential customers and negatively affect the growth rate of our business.

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

Cybersecurity Risks Oversight by our Management

Our management team, including our Chief Information Security Officer (“CISO”), is responsible for addressing, assessing, and managing our material risks from cybersecurity threats. Our CISO supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants (when applicable). Our management team’s experience includes demonstrated expertise in cybersecurity, mobile and data devices, and smartphone software. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence, and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties.

We maintain our corporate headquarters in a leased facility in San Diego, California. In addition, we lease facilities in Shenzhen, China, in Beijing, China and in Bangalore, India for employees that perform engineering, logistics services, software development. We believe that our facilities are suitable to meet our current needs.

Item 3. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 10—Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Stock Market LLC under the symbol “SONM.”

Holders of Record

As of March 24, 2025, there were 81 holders of record of our common stock based on information furnished by Equiniti Trust Company, LLC, formerly American Stock Transfer and Trust Company, LLC, the transfer agent for our securities.

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

Company Overview

Sonim Technologies, based in the United States, is a leading provider of enterprise 5G solutions, offering a robust portfolio that includes rugged handsets, smartphones, wireless internet devices, software, services, and accessories. These products are engineered for reliable communication in challenging and unpredictable environments, serving sectors such as critical communications, first responders, government, industrial, construction, hospitality, and logistics. We currently have products available at all three U.S. Tier-one carriers – AT&T, T-Mobile and Verizon as well as the three primary carriers in Canada – Bell, Telus and Rogers, and Telstra in Australia. These carriers then resell our products, along with network services, to end customers focusing on two primary end markets: industrial enterprise and public sector. We also sell our products through distributors and resellers in various markets, including Europe and South Africa.

In 2023, Sonim announced a strategic expansion initiative, focusing on broadening its market reach with new products, geographical markets, and customer segments including enterprise, small and medium business, and prosumers. This strategy is underpinned by a strong emphasis on execution. We have introduced new product categories: Connected Solutions featuring wireless internet products, a next-generation rugged smartphone, and a new range of mid and low-tier professional rugged phones, all boasting IP ratings, MIL-STD-810H standards, and elements of Sonim’s RPS, highlighting our value proposition to target markets.

During the second half of 2024 and through the filing date of this report, Sonim launched the following products:

●	Sonim H500-series of 5G mobile hotspots available through Verizon, UScellular, and Bell in North America;

●	Sonim H700, the world’s first 5G Release 17 and Wi-Fi 7 rugged mobile hotspot, available through Telstra in Australia;

●	Sonim H100 4G mobile hotspot available through Telia Finland and distribution partners in Europe;

●	XP100 4G and XP400 5G professional rugged phones available through Deutsche Telekom in Germany and distribution partners in Europe and South Africa;

●	XP Pro 5G rugged smartphone available through Verizon in the United States; and

●	XP3plus 5G rugged flip phone available through T-Mobile and certified for T-Priority.

Additionally, the XP10 is now available through our distribution partners in EMEA and Australia. Most of these products are supported by the SonimWare platform and enterprise services. In the first quarter of 2025, the XP Pro 5G and H500 5G each received Verizon Frontline certification. In the first quarter of 2025 we also announced the upcoming launch and availability of the XP Pro Thermal 5G smartphone for Europe which includes an SDK-enabled Sonim IRIS software for custom application development and an integrated thermal camera by FLIR® that benefits a number of vertical trades such as electricians, plumbers, public safety, construction, agriculture, amongst others.

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

During the first half of 2024, the Company was in a transition period, phasing out low margin white label products and commencing selling new products through our carrier channels. Our strategy of moving away from the white label business was accelerated when our manufacturing partners had difficulty maintaining production of our white label products. Revenue in 2024 decreased compared to 2023 due to this transition away from white label products. However, with the launch of new products in the fourth quarter of 2024 and in the first half of 2025, we anticipate significant revenue growth and improved profitability in 2025.

With the primary sales channels in the U.S. and Canada consisting of large wireless carriers, the Company’s customer base is highly concentrated. For the year ended December 31, 2024, wireless carriers contributed 75% of our total net revenues, with our top three carrier customers accounting for 62% of our total net revenues. Our rugged smartphones represented 45% of our total net revenues, while feature phones were 35% of our total net revenues, white label products (related party revenue) were 13% of our total net revenues, and connected solutions were 6% of our total net revenues.

In alignment with Sonim Technologies’ commitment to quality, reliability, and regulatory compliance, we have prioritized our Trade Agreements Act (“TAA”) initiatives. TAA compliance is crucial in enhancing our market strategy, particularly in expanding opportunities within government and enterprise markets, which demand stringent adherence to regulatory standards. By ensuring our products meet TAA requirements, we reinforce our position as a trusted provider of enterprise 5G solutions.

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

As of the filing date of this report, Sonim is completing the development, testing and certification of new products that it expects to launch with various carriers in 2025.

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

All common share and per-share amounts in this Form 10-K have been retroactively restated to reflect the effect of the Reverse Stock Split.

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

ATM Offering

On August 6, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”). Pursuant to the Sales Agreement, the Company may sell, at its option, up to an aggregate of $8.9 million in shares of common stock through Roth, as sales agent. Sales of shares of our common stock made pursuant to the Sales Agreement are being made under the effective Registration Statement on Form S-3. Roth is entitled to compensation at a commission rate of 3% of the gross sales price per share. For additional information, refer to Note 7—Stockholders’ Equity to the consolidated financial statements contained within this report under the title “ATM Offering.”

We have no obligation to sell shares under the Sales Agreement, but we may do so from time to time. During the year ended December 31, 2024, a total of 138,988 shares of common stock were sold under the Sales Agreement for net proceeds of $0.4 million after payment of commission fees and other related expenses of $18,000. As of December 31, 2024, the Company had approximately $8.4 million of common stock remaining available for sale under the ATM Sales Agreement.

Receivables Financing Agreement

To improve its liquidity during seasonally high working capital periods, on September 23, 2024, the Company entered into an invoice purchase agreement (the “Receivables Financing Agreement”) with LS DE LLC (“LS”), pursuant to which LS will provide receivables factoring to the Company, pursuant to which LS will advance 80% of the face value of the receivables being sold by the Company, up to a maximum of $2.5 million of eligible customer invoices from the Company. As of December 31, 2024, there was $0.6 million outstanding under the Receivables Financing Agreement, which is included in Accrued Liabilities in the Consolidated Balance Sheets. For additional information, refer to Note 1—The Company and Its Significant Accounting Policies to the consolidated financial statements contained within this report under the title “Receivables Financing Agreement.”

Impairment of Contract Fulfillment Assets

The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40, Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs over the estimated period of time that the product will be sold, which is typically three to four years. As of December 31, 2024 and 2023, the net contract fulfillment assets were $6.4 million and $9.2 million, respectively.

If the Company determines that such contract fulfillment costs are not expected to be recovered, it records an impairment in the period such determination is made. During the year ended December 31, 2024, the Company recorded an impairment of contract fulfillment assets of $6.5 million, $3.0 million of which is included in cost of revenues in the Consolidated Statements of Operations, due to a decrease in projected profit of certain hotspots products, the cancellation of a consumer durable product, and the projected end of life of legacy products as newer products are scheduled to launch. The consumer durable product was cancelled because higher than anticipated manufacturing costs eliminated the expected profit margin on the product.

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

Macroeconomic Events

Worldwide economic and political uncertainties and negative trends, including tariffs and increasing trade protectionism, inflation, tensions between the U.S. and China, financial and credit market fluctuations, recession risks, labor shortages, supply chain disruptions, political election cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives and potential disruptions from international conflicts and acts of terrorism, have impacted and may continue to impact our business and the business of our customers, while also disrupting sales channels and advertising and marketing activities. See “Part I. Item 1A. Risk Factors” in this Form 10-K for further discussion of the possible impact of these factors and other risks on our business.

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

Units Sold

Our smartphones include the XP10 model sold in 2024 and 2023, and our XP Pro and XP400 models sold in the fourth quarter of 2024. The number of smartphone units sold during the year ended December 31, 2024 compared to the same period in 2023 decreased by 17%, primarily because 2023 had higher sales of the XP10 after it was launched in November 2022. The number of white label products sold during the year ended December 31, 2024 compared to the same period in 2023 decreased by 72% because white label products were sold throughout 2023 and sales ended in the first quarter of 2024. Our feature phones include the XP3plus, and the XP5plus models sold in 2024 and 2023, and our XP100 model sold in the second half of 2024. The number of feature phone units sold during the year ended December 31, 2024 compared to the same period in 2023 increased by 41%, primarily because 2024 had higher sales of the XP3plus and XP5plus.

Set forth below is units sold by product category (in thousands):

	Year Ended December 31,
	2024	2023
Smartphones	58	70
Feature phones	97	69
Connected solutions	17	–
White label products (including related party) and other	142	508
Total Units Sold	314	647

Adjusted EBITDA

In addition to our financial results determined in accordance with U.S. GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our performance-related metrics.

Set forth below is a reconciliation from net loss to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(33,648)	$(90)
Depreciation and amortization	3,557	2,206
Stock-based compensation	1,525	1,496
Restructuring charges	514	–
Impairment of contract fulfillment assets	6,484	–
Interest expense	29	15
Income taxes	226	374
Adjusted EBITDA	$(21,313)	$4,001

We define Adjusted EBITDA as net loss adjusted to exclude the impact of stock-based compensation expense, depreciation and amortization, interest expense, income taxes, restructuring charges, and asset impairment charges. Adjusted EBITDA is a useful financial metric in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments, such as stock-based compensation.

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations for various reasons, including:

●	non-cash equity grants made to employees at a certain price do not necessarily reflect the performance of our business at such time, and as such, stock-based compensation expense is not a key measure of our operating performance; and

●	non-cash depreciation and amortization, restructuring charges, and impairment of contract fulfillment assets are not considered a key measure of our operating performance.

We use Adjusted EBITDA:

●	as a measure of operating performance;

●	for planning purposes, including the preparation of budgets and forecasts;

●	to allocate resources to enhance the financial performance of our business;

●	to evaluate the effectiveness of our business strategies;

●	in communications with our board of directors concerning our financial performance; and

●	as a consideration in determining compensation for certain key employees.

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

Research and Development

We believe that our performance is significantly dependent on the investments we make in research and development and that we must continue to develop and introduce innovative new products on a two- to three-year cycle. Our partnerships with ODMs are expected to enable us to shift between different types and numbers of devices under development while increasing the size of our internal team at a slower pace than our growth in revenue. We incur research and development costs internally, primarily from the salary costs of our employees, and externally through the use of ODMs for specific research and development projects.

While the hardware design of our phones and connected devices is generally the same for all wireless carriers, each device must be configured to conform to the requirements of each U.S. wireless carrier’s network, resulting in higher development expenses as the number of wireless carriers we sell through increases. In addition to the design and configuration costs, each device must undergo a multi-month technical approval process at each carrier before it can be certified to be stocked at each carrier. The approval process for each device for each carrier has historically cost between $0.5 million and $3 million. For certifications outside the U.S., there may be one certification requirement for an entire country or region. Certification requirements for distributors vary by product and by region. We capitalize these certification costs as contract fulfillment assets and amortize them over the estimated life of the product. Prior to the commencement of development of a product for certification, we generally do not receive any purchase orders or commitments. Following a carrier’s review of product concepts, we may receive a product award letter from that carrier to move forward with the development and certification process, at which time we may begin receiving advance purchase orders or commitments. Since the timing of when we seek technical approval with our wireless carriers tends to be cyclical in nature, quarter-over-quarter expenditures may vary significantly depending on the number of approvals in process during the quarter. If we fail to innovate and enhance our product offerings, our brand, market position and revenues may be adversely affected. If our research and development efforts are not successful, then we will not recover these investments that we make.

New Customer Acquisitions

We are focused on continuing to acquire new customers, in North America, Europe, the Middle East, and Australia, to support our long-term growth. Historically, we have been dependent on a small number of North American wireless carriers to purchase our products. We have invested, and expect to continue to invest, in our sales and marketing efforts to drive new customer acquisitions. We are currently pursuing new customers in Europe and the Middle East to introduce our products. A key part of our strategy is to further expand our connected solutions products. As a result, we expect our sales and marketing costs to increase as we seek to acquire new customers. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our sales and marketing resources.

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

Revenues

Revenues are recognized on the date that the customer receives the products sold or when title is passed to the customer upon shipment. For products shipped on consignment, revenue is not recognized until the products are sold to the end customer. Any discounts, marketing development funds, product returns or other revenue reductions are treated as offsets to revenues, which is presented on a net basis. A return reserve reduces revenue for products that are sold to distributors with a right of return. We have also historically entered into customer agreements with channel partners that include a combination of products and non-recurring engineering services, or NRE services. When a customer agreement includes NRE services which involve significant design modification and customization of the product software that is essential to the functionality of the hardware, revenues are recognized as control transfers to the customer under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. All of our revenues are derived from a single segment. NRE services in 2024 and 2023 were less than 1% of our revenues.

The Company recognizes revenue primarily from the sale of products, including our mobile phones, connected devices, and accessories, and most of the Company’s contracts include only one performance obligation, namely the delivery of the product. A performance obligation is a commitment in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the commitments as individual performance obligations if they are both capable of being distinct and are distinct within the context of the contract.

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

During the first half of 2024, the Company was in a transition period, phasing out low margin white label products and commencing selling new products through our carrier channels. Our strategy of moving away from the white label business was accelerated when our manufacturing partners had difficulty maintaining production of our white label products. Revenue in 2024 decreased compared to 2023 due to this transition away from white label products. However, with the launch of new products in the fourth quarter of 2024 and in the first half of 2025, we anticipate significant revenue growth and improved profitability.

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

Operating Expenses

Our operating expenses consist of the following categories:

Research and development. Research and development expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation and employee benefits, as well as outsourced costs incurred through our ODM partnerships and other third parties. Research and development expenses include the costs of developing new products and upgrading existing products. Research and development activities include the design of new products, the refinement of existing products, and the design of test methodologies to ensure compliance with required specifications. We consider costs associated with achieving technical acceptance with each product for each carrier to be a contract fulfillment cost that we capitalize. We expect our research and development expenses to fluctuate over time as we experience the various product cycles of our devices.

Sales and marketing. Sales expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation, commissions to sales representatives, travel costs and employee benefits, as well as field support and customer training costs. Marketing expenses include all social media and collateral print media, brand development expenses, and trade shows.

General and administrative. General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, stock-based compensation, travel costs and employee benefits, as well as professional and consulting fees, legal fees, external audit fees, IT costs, and insurance costs.

Impairment of contract fulfillment assets. The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40, Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs to costs of revenues over the estimated period of time that the product will be sold, which is typically three to four years. If the Company determines that such contract fulfillment costs are not expected to be recovered prior to the launch of the product, it records an impairment to operating expenses in the period such determination is made. If the Company determines that such contract fulfillment costs are not expected to be recovered after the launch of the product, it records an impairment to cost of revenues in the period such determination is made.

Restructuring. We have undertaken certain restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. Restructuring charges consist of severance costs incurred in connection with the reduction of our workforce.

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

Results of Operations

Years Ended December 31, 2024 and 2023:

The following tables present key components of our results of operations for the respective periods (in thousands):

	Year Ended December 31,		2024 vs 2023
	2024	2023	Increase (Decrease)%
Net revenues	$50,919	$93,632	$(42,713)	-46%
Related party net revenues	7,379	—	7,379	N/A
Total net revenues	58,298	93,632	(35,334)	-38%
Cost of revenues	48,378	74,308	(25,930)	-35%
Gross profit	9,920	19,324	(9,404)	-49%
Operating expenses:
Research and development	14,235	1,772	12,463	703%
Sales and marketing	12,962	8,768	4,194	48%
General and administrative	12,384	8,271	4,113	50%
Impairment of contract fulfillment costs	3,464	—	3,464	N/A
Restructuring charges	514	—	514	N/A
Total operating expenses	43,559	18,811	24,748	132%
Net income (loss) from operations	(33,639)	513	(34,152)	-6,657%
Interest expense	(29)	(15)	(14)	93%
Other income (expense), net	246	(214)	460	-215%
Net income (loss) before income taxes	(33,422)	284	(33,706)	-11,868%
Income tax expense	(226)	(374)	148	-40%
Net loss	$(33,648)	$(90)	$(33,558)	37,287%

Total net revenues. Total net revenues for the year ended December 31, 2024, decreased by $35.3 million compared to the same period in 2023 because 2023 included $44.8 million in revenue from the white label tablets and the tablet sales ended in the fourth quarter of 2023. The Company had planned to exit the white label business in 2024 but our strategy of moving away from the white label business was accelerated when our manufacturing partners had difficulty maintaining production of our white label products. The year ended December 31, 2024, has been a transition period, marked by the ending of our white label business and the start of the launches of our hotspots and new rugged smartphones. Revenue is expected to increase in 2025 as we launch new products.

Cost of revenues. Total cost of revenues for the year ended December 31, 2024, decreased $25.9 million compared to the same period in 2023 primarily due to the decrease in net revenues, partially offset by a $3.0 million impairment of contract fulfillment assets included in cost of revenues in 2024. Cost of revenues as a percentage of net revenue increased due to the $3.0 million impairment charge.

Gross profit and margin. Gross profit for the year ended December 31, 2024, decreased $9.4 million compared to the same period in 2023 primarily due to a decrease in net revenues and the $3.0 million impairment of contract fulfillment assets included in cost of revenues in 2024. Gross profit margin was negatively impacted by this impairment charge.

Research and development. Research and development (“R&D”) expenses for the year ended December 31, 2024, increased by $12.5 million compared to the same period in 2023 primarily due to increased spending on the new mobile hotspots and smartphones to prepare them for launch, as well as costs to upgrade the operating system of our products. In 2024 R&D expenses were for many products including the XP Pro phone, H500 mobile hotspot, H700 premium mobile hotspot, the X100 phone, the X400 phone, a 5G upgrade for the XP3plus, and a 5G upgrade for the XP5plus. In 2025 we expect to spend less on R&D since we have or will complete upgrades of our legacy phones, and new products for the European market.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2024, increased by $4.2 million compared to the same period in 2023 primarily due to an increase in marketing spend to support new products in 2024 and the expansion of our sales team in Europe as we launch new products.

General and administrative. General and administrative expenses for the year ended December 31, 2024, increased by $4.1 million compared to the same period in 2023 primarily due to a $2.1 million increase in the reserve for credit losses related to the trade receivable from a customer we sold tablets to in 2023, a $0.8 million increase in personnel and consulting expenses, and a $0.8 million increase in legal, audit, and tax professional fees associated with an increase in public company filing activity.

Impairment of contract fulfillment assets. Impairment of contract fulfillment assets for the year ended December 31, 2024, was $3.5 million, primarily resulting from the Company’s determination that it would not recover the contract fulfillment costs capitalized due to a decrease in projected profit for one of its hotspots and the cancellation of the consumer durable phone product.

Restructuring charges. Restructuring charges for the year ended December 31, 2024, was $0.5 million, and consisted of severance costs incurred in connection with the reduction of our workforce.

Interest expense. Interest expense is less than $0.1 million in both years because the Company had minimal debt.

Other income (expense), net. Other income (expense), net, increased by $0.5 million primarily because the Company recorded $0.7 million in other income related to an employee retention credit payment received in 2024.

Income tax expense. Income tax provision for the year ended December 31, 2024, decreased $0.1 million compared to the same period in 2023 primarily due to the Company’s decrease in foreign tax expense for its foreign subsidiaries in 2024 as compared to 2023.

Adjusted EBITDA. Adjusted EBITDA was negative $21.3 million for the year ended December 31, 2024, compared to $4.0 million for the year ended December 31, 2023. This decrease was primarily due to the same factors mentioned in the categories above.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, convertible loans from existing investors and borrowings under loan agreements. As of December 31, 2024, we did not have any equity financing or convertible loans in place.

Currently, our principal source of liquidity consists of cash and cash equivalents totaling $5.3 million as of December 31, 2024. Subsequent to December 31, 2024, we have received $3.7 million in proceeds from the sale of equity through our at-the-market (“ATM”) program, as well as $3.0 million in proceeds from the sale of a new note (see below). We may elect to sell up to $4.6 million in additional shares of common stock that are available for sale under our ATM offering program, as described in detail under the title “ATM Offering.” We also have access to up to $2.5 million under our Receivables Financing Agreement. We plan to continue to leverage multiple sources of liquidity to maintain flexibility in regard to meeting our capital needs.

On February 21, 2025, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (the “Lender”) pursuant to which the Company issued and sold to the Lender a promissory note in the original principal amount of $3.3 million (the “Note”). The Company received $3.0 million, net of the debt discount and transaction costs paid to the Lender.

For the year ended December 31, 2024, we reported a net loss of $33.7 million and used $8.5 million in operating cash flow. At December 31, 2024 our cash balance was $5.3 million. Additionally, we have raised $6.7 million in capital since year-end, which we expect to be sufficient to offset operating losses and to fund the development of new products over the next year. Increased revenue from new products is expected to further improve cash flow over the next year. We expect to meet all obligations with existing cash and operating cash flow for a period of at least one year from the date of release of the consolidated financial statements included in this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(8,486)	$(4,052)
Net cash used in investing activities	(214)	(36)
Net cash provided by financing activities	4,646	272
Net decrease in cash and cash equivalents	$(4,054)	$(3,816)

Cash flows from operating activities

For the year ended December 31, 2024, cash used in operating activities was $8.5 million, primarily attributable to a net loss of $33.6 million, partially offset by non-cash charges of $14.9 million and net cash provided by a change in net operating assets and liabilities of $10.3 million. Non-cash charges primarily consisted of $3.6 million in depreciation and amortization, $1.5 million in stock-based compensation, $6.5 million in impairment of contract fulfillment assets, and $2.3 million in the provision for credit loss. The change in net operating assets and liabilities was primarily due to an increase in accounts payable of $14.3 million primarily due to an increase in unpaid R&D costs, and an increase in accrued liabilities of $8.0 million primarily due to an increase in accrued customer allowances. These increases were partially offset by a $7.1 million increase to contract fulfillment assets.

For the year ended December 31, 2023, cash used in operating activities was $4.1 million, primarily attributable to non-cash charges of $4.3 million and net cash used in a change in net operating assets and liabilities of $8.3 million. Non-cash charges primarily consisted of $2.2 million in depreciation and amortization, $1.5 million in stock-based compensation, and $0.4 million in payment for services with common stock. The change in net operating assets and liabilities was primarily due to an increase in contract fulfillment assets due to the capitalization of certification costs, an increase in accounts receivable due to the timing of sales at year-end, and an increase in inventory due to the timing of shipments at year-end, partially offset by a decrease in non-trade receivables due to the timing of parts deliveries to our manufacturers.

Cash flows from investing activities

For the years ended December 31, 2024 and 2023, there were no significant investing activities.

Cash flows from financing activities

For the year ended December 31, 2024, cash provided by financing activities was $4.6 million, primarily due to $4.0 million in proceeds from an investor for the purchase of shares, as well as ATM sales.

For the year ended December 31, 2023, cash provided by financing activities was $0.3 million, primarily due to $0.4 million in proceeds from the exercise of stock options, partially offset by $0.1 million for the repayment of debt.

Material Cash Requirements

We had approximately $15.8 million in noncancelable purchase orders for inventory and other operating expenses as of December 31, 2024. We anticipate the source of funds to meet these obligations to be existing cash and future product sales.

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

Contract Fulfillment Assets, Amortization and Impairment

The Company determined that the NRE technical approval costs and the NRE field test costs are contract fulfillment costs and recognizes the associated NRE asset as these costs are incurred. The Company tracks the NRE assets by product and customer, then amortizes the NRE assets to cost of revenues over a period of three to four years, which is management’s estimated average product life for each model phone or connected device, starting from the date of the first significant sales. The Company determined that all products launched in 2024 have a product life of three years. If the Company determines that such contract fulfillment costs are not expected to be recovered, it records an impairment in the period such determination is made.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance in the fourth quarter of 2024 with additional disclosures included in the notes to the consolidated financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because we are deemed a “non-accelerated filer” and “smaller reporting company” within the definition of Rule 12b-2 of the Exchange Act, as our public float was below the specified thresholds as of June 28, 2024. Accordingly, this Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2024.

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

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, and employees, and the Company itself. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of Nasdaq. The foregoing summary of the Company’s Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text thereof filed herewith as Exhibit 19.1.

The additional information required by this Item 10 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2024 fiscal year.

Item 11. Executive Compensation.

The information required by this Item 11 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2025 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2024 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2025 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2024 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2025 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2024 fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2025 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2024 fiscal year.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following - consolidated financial statements and related documents are filed as part of this report:

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38907	3.1	May 17, 2019
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021	8-K	001-38907	3.1	September 15, 2021
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective July 17, 2024	8-K	001-38907	3.1	July 18, 2024
3.4	Amended and Restated Bylaws of Sonim Technologies, Inc., as amended and restated as of June 14, 2024	8-K	001-38907	3.1	June 14, 2024
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019
4.2	Form of Common Stock Purchase Warrant	8-K	001-38907	4.1	April 29, 2024
4.3	Promissory note dated as of February 21, 2025	8-K	001-38907	4.1	February 21, 2025
4.4*	Description of the Registrant’s Securities
10.1†	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019
10.2†	Sonim Technologies, Inc. 2019 Equity Incentive Plan, as amended and restated as of January 1, 2025, and forms of agreements thereunder	S-8	333-284211	99.1	January 10, 2025
10.3†	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019
10.4†	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers	S-1	333-230887	10.4	April 15, 2019
10.5+#	Asset Purchase & Employee Transfer Agreement dated as of December 22, 2020, by and among Sonim Technologies (India) Private Limited and Coforge Ltd.	8-K	001-38907	10.1	December 29, 2020
10.6+#	ODM Services Agreement dated as of February 26, 2021, by and among Sonim Technologies, Inc. and FIH (Hong Kong) Limited	8-K	001-38907	10.1	March 4, 2021
10.7†	Non-Employee Director Compensation Policy dated as of January 1, 2024	10-K	001-38907	10.8	March 27, 2024
10.8#	Subscription Agreement, dated as of April 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.1	April 14, 2022
10.9†#	Amended and restated letter agreement, dated as of December 8, 2023, by and between Sonim Technologies, Inc. and Clay Crolius	8-K	001-38907	10.2	December 11, 2023
10.10	Registration Rights Agreement, dated as of July 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.5	July 13, 2022
10.11†#	Amended and restated letter agreement, dated as of December 8, 2023, by and between Sonim Technologies, Inc. and Hao (Peter) Liu	8-K	001-38907	10.1	December 11, 2023
10.12†	Employment Agreement, dated as of August 23, 2022, by and between Sonim Technologies, Inc. and Charles Becher	10-K/A	001-38907	10.19	May 1, 2023
10.13#	Subscription Agreement, dated as of April 29, 2024, by and between Sonim Technologies, Inc. and the purchaser named therein	8-K	001-38907	10.1	April 29, 2024

10.14	Registration Rights Agreement, dated as of April 29, 2024, by and between Sonim Technologies, Inc. and the purchaser named therein	8-K	001-38907	10.2	April 29, 2024
10.15	First Amendment to Registration Rights Agreement, dated as of June 2, 2024, by and between Sonim Technologies, Inc. and the investor named therein	8-K	001-38907	10.1	June 4, 2024
10.16	Lock-Up Agreement, dated as of April 29, 2024, by and between Sonim Technologies, Inc. and the purchaser named therein	8-K	001-38907	10.3	April 29, 2024
10.17+	Invoice Purchase Agreement, dated as of September 23, 2024, by and between Sonim Technologies, Inc. and LS DE LLC	8-K	001-38907	10.1	September 27, 2024
10.18	Note Purchase Agreement, dated as of February 21, 2025, by and between Sonim Technologies, Inc. and Streeterville Capital, LLC	8-K	001-38907	10.1	February 21, 2025
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Sonim Technologies, Inc. Clawback Policy for Incentive-based Compensation effective as of October 2, 2023	10-K	001-38907	97.1	March 27, 2024
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and Contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement
+	Portions of this exhibit have been redacted in compliance with Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request
#	Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of such schedules and attachments to the SEC upon its request

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonim Technologies, Inc.

Date: March 31, 2025	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hao Liu	Chief Executive Officer and Director	March 31, 2025
Hao (Peter) Liu	(Principal Executive Officer)

/s/ Clay Crolius	Chief Financial Officer	March 31, 2025
Clay Crolius	(Principal Financial and Accounting Officer)

/s/ Mike Mulica	Chairman of the Board and Director	March 31, 2025
Mike Mulica

/s/ Jeffrey Wang	Director	March 31, 2025
Jeffrey Wang

/s/ Jack Steenstra	Director	March 31, 2025
Jack Steenstra

/s/ James Cassano	Director	March 31, 2025
James Cassano

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Sonim Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonim Technologies, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Campbell, California
March 31, 2025

We have served as the Company’s auditor since 2013

SONIM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 and 2023

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$5,343	$9,397
Accounts receivable, net	4,339	25,304
Non-trade receivable	7,119	961
Related party receivable	181	—
Inventory	10,621	6,517
Prepaid expenses and other current assets	4,562	1,608
Total current assets	32,165	43,787
Property and equipment, net	227	71
Contract fulfillment assets	6,399	9,232
Other assets	948	2,953
Total assets	$39,739	$56,043
Liabilities and stockholders’ equity
Accounts payable	$22,848	$19,847
Accrued liabilities	20,892	12,300
Total current liabilities	43,740	32,147
Income tax payable	1,699	1,528
Total liabilities	45,439	33,675
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock, $0.001 par value per share; 100,000,000 shares authorized: and 4,983,868 and 4,426,867 shares issued and outstanding at December 31, 2024 and 2023, respectively*	5	4
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized: and no shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital*	277,903	272,324
Accumulated deficit	(283,608)	(249,960)
Total stockholders’ equity (deficit)	(5,700)	22,368
Total liabilities and stockholders’ equity (deficit)	$39,739	$56,043

*	Adjusted retroactively to reflect the 1-for-10 reverse stock split that became effective on July 17, 2024, see Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2024 and 2023

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	2024	2023
Net revenues	$50,919	$93,632
Related party net revenues	7,379	—
Total net revenues	58,298	93,632
Cost of revenues	48,378	74,308
Gross profit	9,920	19,324
Operating expenses
Research and development	14,235	1,772
Sales and marketing	12,962	8,768
General and administrative	12,384	8,271
Impairment of contract fulfillment assets	3,464	—
Restructuring charges	514	—
Total operating expenses	43,559	18,811
Net income (loss) from operations	(33,639)	513
Interest expense, net	(29)	(15)
Other income (expense), net	246	(214)
Net income (loss) before income taxes	(33,422)	284
Income tax expense	(226)	(374)
Net loss	$(33,648)	$(90)
Net loss per share:
Basic and diluted*	$(7.13)	$(0.02)
Weighted-average shares used in computing net loss per share:
Basic and diluted*	4,718,141	4,287,694

*	Adjusted retroactively to reflect the 1-for-10 reverse stock split that became effective on July 17, 2024, see Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2023 and 2024

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares*	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2023	4,077,469	$41	$269,874	$(249,870)	$20,045
Issuance of common stock to settle restricted stock units	61,905	—	—	—	—
Issuance of common stock for payment of services	68,735	1	497	—	498
Issuance of common stock upon exercise of stock options	100,000	1	418	—	419
Stock-based compensation	—	—	1,496	—	1,496
Impact of retroactively adjusted reverse stock split	118,758	(39)	39	—	—
Net loss	—	—	—	(90)	(90)
Balance at December 31, 2023	4,426,867	$4	$272,324	$(249,960)	$22,368

Issuance of common stock upon exercise of stock options and settlement of restricted stock units, net of taxes withheld	68,813	1	52	—	53
Taxes withheld on net settled restricted stock units	—	—	(5)	—	(5)
Issuance of common stock, net of issuance costs	488,188	4	4,003	—	4,007
Stock-based compensation	—	—	1,525	—	1,525
Impact of retroactively adjusted reverse stock split	—	(4)	4	—	—
Net loss	—	—	—	(33,648)	(33,648)
Balance at December 31, 2024	4,983,868	$5	$277,903	$(283,608)	$(5,700)

*	Adjusted retroactively to reflect the 1-for-10 reverse stock split that became effective on July 17, 2024, see Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024 and 2023

(IN THOUSANDS)

	2024	2023
Cash flows from operating activities:
Net loss	$(33,648)	$(90)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,557	2,206
Stock-based compensation	1,525	1,496
Stock issued for services	—	388
Provision for credit losses	2,295	159
Inventory write-downs	887	—
Impairment of contract fulfillment assets	6,484	—
Other	110	97
Changes in operating assets and liabilities:
Accounts receivable	7,362	(3,030)
Non-trade receivable	(6,158)	1,308
Related party receivable	(181)	—
Inventory	(4,991)	(2,607)
Prepaid expenses and other current assets	(2,948)	426
Contract fulfillment assets	(7,137)	(4,543)
Other assets	1,876	(43)
Accounts payable	14,309	(1,279)
Accrued liabilities	8,001	1,361
Income tax payable	171	99
Net cash used in operating activities	(8,486)	(4,052)
Cash flows from investing activities:
Purchase of property and equipment	(214)	(36)
Net cash used in investing activities	(214)	(36)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,007	—
Proceeds from stock option exercises, net of taxes paid on vested restricted stock units	48	419
Proceeds from short-term borrowings	591	—
Repayment of long-term debt	—	(147)
Net cash provided by financing activities	4,646	272
Net increase (decrease) in cash and cash equivalents	(4,054)	(3,816)
Cash and cash equivalents at beginning of the year	9,397	13,213
Cash and cash equivalents at end of the year	$5,343	$9,397
Supplemental disclosure of cash flow information:
Cash paid for interest	$29	$15
Cash paid for income taxes	$134	$42
Non-cash activities:
Receivables transferred to satisfy payables (Note 5)	$11,308	$—

The accompanying notes are an integral part of these consolidated financial statements.

SONIM TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Per Share Amounts)

NOTE 1—The Company and Its Significant Accounting Policies

Description of Business—Sonim Technologies, Inc. was incorporated in the state of Delaware on August 5, 1999, and is headquartered in San Diego, California. The Company offers a robust portfolio that includes rugged handsets, smartphones, wireless internet devices, software, services, and accessories. These products are engineered to deliver reliable communication in challenging and unpredictable environments, serving sectors such as critical communications, first responders, government, industrial, construction, hospitality, and logistics. The Company distributes its products primarily through major wireless carriers. The Company currently has products available at all three U.S. Tier-one carriers – AT&T, T-Mobile and Verizon as well as the three primary carriers in Canada – Bell, Telus and Rogers, Telstra in Australia, and multiple carriers throughout Europe. These carriers resell the Company’s products, along with network services, to end customers focusing on two primary end markets: industrial enterprise and the public sector.

The Company is executing a strategic expansion initiative, focusing on broadening its market reach with new products, geographical footprint, and customer segments including enterprise, small and medium business, and prosumers. This strategy is underpinned by a strong emphasis on execution. The Company has introduced new product categories: Connected Solutions featuring wireless internet products, a next-generation rugged smartphone, and a new range of mid and low-tier professional rugged phones, all boasting IP ratings, MIL-STD-810H standards, and elements of Sonim’s Rugged Performance Standards (“RPS”), highlighting the Company’s value proposition to target markets.

During the second half of 2024 and through the filing date of this report, the Company launched the following products:

●	Sonim H500-series of 5G mobile hotspots available through Verizon, UScellular, and Bell in North America;

●	Sonim H700, the world’s first 5G Release 17 and Wi-Fi 7 rugged mobile hotspot, available through Telstra in Australia;

●	Sonim H100 4G mobile hotspot available through Telia Finland and distribution partners in Europe;

●	XP100 4G and XP400 5G professional rugged phones available through Deutsche Telekom in Germany and distribution partners in Europe and South Africa;

●	XP Pro 5G rugged smartphone available through Verizon in the United States; and

●	XP3plus 5G rugged flip phone available through T-Mobile and certified for T-Priority.

Additionally, the XP10 is now available through the Company’s distribution partners in EMEA and Australia. Most of these products are supported by the SonimWare platform and enterprise services. In the first quarter of 2025, the XP Pro 5G and H500 5G each received Verizon Frontline certification. In the first quarter of 2025 we also announced the upcoming launch and availability of the XP Pro Thermal 5G smartphone for Europe which includes an SDK-enabled Sonim IRIS software for custom application development and an integrated thermal camera by FLIR® that benefits a number of vertical trades such as electricians, plumbers, public safety, construction, agriculture, amongst others.

A significant revenue driver in 2023 was a tablet developed under Sonim’s original design manufacturer (“ODM”) model, emphasizing high-volume and low-margin production tailored to a specific customer’s needs. Tablet sales concluded in the fourth quarter of 2023 due to its life cycle end. The ODM model was also applied late in the fourth quarter of 2023 for a range of low-priced smartphones with sales ending in the first quarter of 2024. The ODM model does not represent the Company’s core business strategy.

Liquidity and Ability to Continue as a Going Concern—The Company’s consolidated financial statements account for the continuation of its business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products. The Company had a working capital deficit of $11,575 at December 31, 2024. Approximately $5,000 of the accrued liabilities at December 31, 2024 are customer allowances that will be written off in 2025 without being paid in cash (see Note 14). The Company has existing cash and cash equivalents totaling $5,343 and subsequent to December 31, 2024, the Company has received approximately $3,715 in proceeds from stock sales through the At-The-Market (“ATM”) program and $3,000 in proceeds from the issuance of new debt. With its cash, ATM stock sales, and proceeds from debt issuance, the Company believes that it can meet its obligations over the next twelve months following the filing date of this report.

The Company also has up to $2,500 available from an accounts receivable financing program that can be used for future borrowings, which gives the Company additional flexibility to meet its obligations over the next year.

Reverse Stock Split—On July 17, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). The Company’s common stock began trading on the Nasdaq Capital Market on a post-split basis on July 18, 2024. As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to July 17, 2024, was automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share instead were entitled to receive one whole share in lieu of such fractional share.

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

All common share and per-share amounts in this Form 10-K have been retroactively restated to reflect the effect of the Reverse Stock Split.

Financial Statement Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial information.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Sonim Technologies, Inc. and its wholly owned foreign subsidiaries, Sonim Technologies (India) Private Limited, Sonim Technologies (Shenzhen) Limited, Sonim Technologies Shenzhen Limited Beijing Branch, Sonim Technologies (Hong Kong) Limited, Sonim Technologies Germany GmbH and Sonim Communications India Private Limited (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications—Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Related Party Transactions—Effective December 15, 2023, in the ordinary course of business, the Company entered into an agreement pursuant to which the Company would execute various statements of work and sell white label products under the ODM model arrangement with a related party, in which a family member of the Company’s director, Jeffrey Wang, holds an indirect interest of approximately 40% (the “ODM Arrangement”). Pursuant to the ODM Arrangement, the Company consummated various transactions during the year ended December 31, 2024.

On October 1, 2024, the Company signed an agreement with a related party, in which a family member of the Company’s director, Jeffrey Wang, holds an indirect interest of approximately 40%, to perform non-recurring engineering services in the amount of $1,000, which were capitalized as contract fulfillment assets. The agreement was executed in the ordinary course of business.

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

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits as of December 31, 2024 and 2023.

The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.

Segment Information—The Company operates in one reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. See Note 12.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents. As of December 31, 2024 and 2023, cash and cash equivalents consist of cash deposited with banks and money market funds. Included in the Company’s cash and cash equivalents are amounts held by foreign subsidiaries. The Company had $1,695 and $1,131 of foreign cash and cash equivalents included in the Company’s cash positions on December 31, 2024, and 2023, respectively.

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

Receivables Financing Agreement—On September 23, 2024, the Company entered into an invoice purchase agreement (the “Receivables Financing Agreement”) with LS DE LLC (“LS”), pursuant to which LS will provide receivables factoring to the Company. Pursuant to the terms of the Receivables Financing Agreement, LS will advance 80% of the face value of the receivables being sold by the Company, up to a maximum of $2,500 of eligible customer invoices from the Company. In consideration of the advances, LS is entitled to receive (i) an invoice purchase fee equal to 0.20% of the face amount of each purchased invoice payable at the time of the purchase and (ii) a daily funds usage fee equal to 0.0388%, payable monthly in arrears on the last day of each month. Under the agreement, the Company must repurchase any invoices that LS deems to be uncollectible or no longer qualify as an Eligible Account, as defined in the Receivables Financing Agreement. The Company is accounting for this transaction as a secured borrowing and recognizes a factoring liability for any advances until the accounts receivables are collected. As of December 31, 2024, there was $591 outstanding under the Receivables Financing Agreement, which is included in Accrued Liabilities in the Consolidated Balance Sheets.

The Receivables Financing Agreement has an initial term of twelve months, subject to automatic annual extension unless terminated. Additionally, under certain circumstances and unless waived by LS, the Company will be obligated to pay a missing notation fee of 15% in the event of its failure to affix a certain legend regarding assignment or a misdirected payment fee in the amount of 15%. In the event of the Company’s default, the Company’s payment obligations will be accelerated, and, in addition to the aforementioned fees payable to LS, the Company will be required to pay the default interest rate of the lesser of 24% per annum or the maximum rate permitted by law until the default is cured or until all Company’s obligations are paid in full.

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

Leases—The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or finance leases and, if significant, are recorded on the Consolidated Balance Sheets as both a right of use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred. In calculating the right of use assets and lease liabilities, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

In connection with leases, for the year ended December 31, 2024 and 2023, the Company recognized $330 and $266, respectively, of rent expense. The Company does not have any lease extension or termination options on any lease. There are no residual value guarantees in any lease. The weighted average remaining lease term of the operating leases is approximately 1.2 years and 0.2 years for the years ended December 31, 2024 and 2023. The weighted average of the discount rate for each lease as of December 31, 2023 was 8.5%, respectively.

Non-recurring Engineering (“NRE”) Tooling and Purchased Software Licenses—Third-party design services relating to the design of tooling materials and purchased software licenses used in the manufacturing process are capitalized and included in Other Assets within the Consolidated Balance Sheets. During the years ended December 31, 2024 and 2023, amortization of NRE tooling and NRE software costs approximating $13 and $12 were charged to cost of revenues. The related net book value is $500 and $110, respectively, as of December 31, 2024 and 2023.

Long-lived Assets—The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Aside from the impairment of contract fulfillment assets (see Note 2), no other impairments have been identified to date.

Revenue Recognition—The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

The Company recognizes revenue primarily from the sale of products, including its mobile phones, tablets, hotspots, and accessories. The Company also recognizes revenue from other contractual arrangements that may include a combination of products and NRE services or from the provision of solely NRE services.

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

Advertising—The Company expenses the costs of advertising, including promotional expenses, as incurred. For the years ended December 31, 2024 and 2023 the Company had no advertising expenses.

Shipping and Handling Costs—When the Company bills customers for shipping and handling it includes such amounts as part of Total Net Revenues. Costs incurred for shipping and handling are recorded in cost of revenues.

Deferred Revenues—Deferred revenues represent the amount that is allocated to undelivered elements in multiple element arrangements. The Company limits the revenue recognized to the amount that is not contingent on the future delivery of products or services or meeting other specified performance conditions.

Research and Development—Research and development expenses consist of compensation costs, employee benefits, development fees paid to ODM partners, research supplies, allocated facility related expenses and allocated depreciation and amortization. Research and development expenses include costs incurred for the design and configuration activities of new products to conform to the specific functional requirements of the Company’s wireless carrier customers necessary to prepare the product for manufacture. The Company determined that the NRE technical approval costs and the NRE field test costs are contract fulfillment costs and recognizes the associated NRE asset as these costs are incurred. The Company tracks the NRE assets by product and customer, then amortizes the NRE assets to cost of revenues over a period of three or four years, which is management’s estimated product life for each model phone or connected device, starting from the date of the first significant sales.

Stock-Based Compensation—The Company measures equity classified stock-based awards granted to employees, nonemployee directors, and consultants based on the estimated fair value on the date of grant and recognizes compensation expense of those awards, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. For awards subject to performance conditions, the Company evaluates the probability of achieving each performance condition at each reporting date and begins to recognize expense over the requisite service period when it is deemed probable that a performance condition will be met using the accelerated attribution method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, which is described more fully in Note 8. The fair value of each restricted stock award is measured as the fair value per share of the Company’s common stock on the date of grant.

Warranty—The Company provides standard warranty coverage on its accessories, connected devices, and handsets for one, two or three years, providing labor and parts necessary to repair the item during the warranty period. The warranty coverage is an assurance type warranty and thus is not a separate performance obligation. The Company accounts for the estimated warranty cost as a charge to cost of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses.

Utilizing actual service records, the Company calculates the average service hours and parts expense per device to determine the estimated warranty charge. The Company updates these estimated charges periodically. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts warranty accruals accordingly.

From time to time, the Company ships mobile devices to its customers as seed stock. The seed stock represents extra units of mobile devices beyond the original mobile devices ordered by the customer and are primarily used to facilitate warranty coverage of mobile devices received by the Company’s customers from their direct customers.

The warranty liability account balance is based on management’s estimates of the lifetime return rate for each model and the cost to repair each returned model. These assumptions are based on historical rates for similar products and on actual return rates. If the estimated cost to repair each unit increased by 10%, then the warranty liability balance would be $69 higher at December 31, 2024. If the lifetime return rate was increased by 10%, then the warranty liability balance would be $69 higher at December 31, 2024. The cost of revenues for the year ended December 31, 2024 would increase by the same amount as an increase in the warranty liability. Decreases to these rates of 10% will reduce the warranty liability by the same amount.

Comprehensive Income or Loss—The Company had no items of comprehensive income or loss other than net loss for the years ended December 31, 2024 and 2023. Therefore, a separate statement of comprehensive loss has not been included in the accompanying consolidated financial statements.

Foreign currency translation—The Company uses the U.S. dollar as its functional currency for its significant subsidiaries. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for property and equipment, and related depreciation and amortization, which are translated at the historical exchange rates. Expenses are translated at average exchange rates in effect during each period. Foreign assets held directly by the Company include certain accounts receivable balances and bank accounts which are translated in the U.S. dollar at the end-of-period exchange rates. During the years ended December 31, 2024 and 2023, the Company had approximately $434 and $235, respectively, in net foreign currency transactions losses, which are included in Other Expense, Net, on the Consolidated Statements of Operations.

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

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is more likely than not that an uncertain tax position will not be sustained upon examination by a taxing authority. Such estimates are subject to change. See Note 9.

Net Loss per Share—Net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. For the years ended December 31, 2024 and 2023, for purposes of the calculation of diluted net loss per share, warrants to purchase stock, unvested restricted stock units and stock options to purchase common stock are considered potentially dilutive securities but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. As a result, diluted net loss per share is the same as the basic net loss per share for the periods presented.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Pronouncements adopted in 2024

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance in the fourth quarter of 2024 with additional disclosures included in the subsequent notes.

Pronouncements not yet adopted:

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

NOTE 2—Revenue recognition

The Company recognizes revenue primarily from the sale of products, including mobile phones, connected devices, and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the years ended December 31, 2024 and 2023, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific model phones. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

Disaggregation of net revenues

The following table presents total net revenues disaggregate by product category:

	Year Ended December 31,
	2024	2023
Smartphones	$26,299	$31,410
Feature Phones	20,464	15,765
White Label Products (ODM Model) (Related Party)	7,379	—
White Label Tablets (ODM Model)	—	44,818
Connected Solutions	3,427	—
Accessories and Other	729	1,639
	$58,298	$93,632

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

The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40, Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs over the estimated period of time they are expected to be recovered, which is typically three to four years, the estimated life of a particular product model. As of December 31, 2024 and 2023, the net contract fulfillment assets were $6,399 and $9,232, respectively. Amortization of contract fulfillment assets for the years ended December 31, 2024 and 2023 was $3,486 and $2,159, respectively.

If the Company determines that such contract fulfillment costs are not expected to be recovered, it records an impairment in the period such determination is made. During the year ended December 31, 2024, the Company recorded an impairment of contract fulfillment assets of $6,484, of which $3,020 is included in cost of revenues, due to a decrease in projected profit of certain hotspots products, the cancellation of a consumer durable product, and the projected end of life of legacy products as newer products are scheduled to launch. The consumer durable product was cancelled because higher than anticipated manufacturing costs eliminated the expected profit margin on the product.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used for the years ended December 31, 2024 and 2023.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$103	$—	$—	$103

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$102	$—	$—	$102

*	Included in cash and cash equivalents on the consolidated balance sheets.

NOTE 4—Significant Balance Sheet Components

Inventory consisted of the following:

	December 31,
	2024	2023
Devices—for resale	$4,633	$5,324
Raw materials	5,598	751
Accessories	390	442
	$10,621	$6,517

For certain new products, the Company began purchasing raw materials in 2024 that will be used by the third-party manufacturers to build the products. These purchased parts represent most of the raw materials in inventory at December 31, 2024.

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
Deposits for inventory	$2,697	$197
Other	1,865	1,411
	$4,562	$1,608

Property and equipment consisted of the following:

	December 31,
	2024	2023
Computer equipment	$223	$156
Software	162	27
Furniture, fixtures, and office equipment	354	353
	739	536
Less: accumulated depreciation and amortization	(512)	(465)
	$227	$71

Depreciation and amortization expense of property and equipment for the years ended December 31, 2024, and 2023, was $58 and $47, respectively.

Accrued liabilities consisted of the following:

	December 31,
	2024	2023
Customer allowances	$11,421	$8,148
Contract fulfillment liabilities	2,939	568
Employee-related liabilities	2,247	1,755
Other	4,285	1,762
	$20,892	$12,233

NOTE 5—Accounts Receivable

The following table presents the components of the Company’s accounts receivable, net:

	December 31,
	2024	2023
Trade receivables	6,906	25,576
Allowance for credit losses	(2,567)	(272)
	$4,339	$25,304

As of January 1, 2023, accounts receivable, net, was $22,433 and non-trade receivables was $2,269.

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

The following table displays the roll forward of the allowance for credit losses on the Company’s trade receivables during the year ended December 31, 2024:

Beginning Balance, January 1, 2024	$272
Provision for credit losses	2,295
Ending Balance, December 31, 2024	$2,567

As of December 31, 2024, three customers account for 33%, 24%, and 12% of accounts receivable, net, respectively.

Trade receivables from the customer that purchased white label tablets from the Company accounts for 69% of accounts receivable, net, at December 31, 2023. In October 2023, the Company stopped sales of white label tablets to its tablet customer as the product reached the end of its life cycle. The tablet customer had a receivable due to the Company of $17,443 at December 31, 2023. In February 2024, an agreement was executed that transferred $11,308 of the receivables to the manufacturer of the tablets in exchange for relieving the Company of a $11,308 accounts payable liability. During the year ended December 31, 2024, the Company recorded an allowance for credit losses for this customer of approximately $2,564, which resulted in an insignificant remaining trade receivables balance from this customer as of December 31, 2024. One additional customer accounts for 15% of accounts receivable, net, at December 31, 2023.

NOTE 6—Convertible Preferred Stock and Stockholders’ Equity

On November 2, 2018, the Company amended and restated its previous certificate of incorporation and adjusted its authorized capital stock (par value of $0.001) to consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Each outstanding share of common stock entitles the holder to one vote on each matter properly submitted to the stockholders of the Company for vote. As of December 31, 2024, no shares of preferred stock have been issued.

The following table, as adjusted for the Reverse Stock Split, shows shares of common stock reserved as of:

	December 31,
	2024	2023
Shares subject to options to purchase common stock	755,494	514,674
Unvested restricted stock units	67,962	68,185
Shares subject to warrants to purchase common stock	350,000	1
	1,173,456	582,860

NOTE 7—Stockholders’ Equity

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

The Company has no obligation to sell shares under the Sales Agreement, but it may do so from time to time. During the year ended December 31, 2024, a total of 138,988 shares of common stock were sold under the Sales Agreement for net proceeds of $438 after payment of commission fees and other related expenses of $18.

NOTE 8—Stock-based Compensation

As of December 31, 2024, the Company had the 2012 Equity Incentive Plan (the “2012 Option Plan”), 2019 Equity Incentive Plan (the “2019 Option Plan”) and the 2019 Employee Stock Purchase Plan (“ESPP”) in place.

The 2019 Option Plan provides for the grant of incentive and non-statutory stock options (“Options”), stock appreciation rights (“SAR”), restricted stock awards (“RSA”), and restricted stock units (“RSU”) to employees, nonemployee directors, and consultants of the Company. Option awards granted under the 2019 Option Plan generally become exercisable ratably over a two-year or four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Board of Directors, certain awards may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other awards are exercisable only to the extent vested. At December 31, 2024 and 2023, there were no shares that had been early exercised that were subject to the Company’s repurchase right at that date. The exercise price or strike price for Options and SARs granted under the 2019 Option Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive stock options granted under the 2019 Option Plan to ten percent or greater stockholders must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and are not exercisable after five years from the date of grant.

The Board of Directors adopted, and its stockholders approved, the ESPP and the 2019 Option Plan in March 2019 and April 2019, respectively, each of which became effective in connection with the IPO. As of December 31, 2024, there were 20,824 shares, as adjusted for the Reverse Stock Split, of common stock available to be issued under the ESPP. The number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 50,000 shares, unless the Board of Directors or the compensation committee of the Board of Directors determines prior to such date that there will be a lesser increase, or no increase. The increase under the ESPP for both 2024 and 2023 was 5,000 shares, as adjusted for the Reverse Stock Split. During 2024 and 2023, there were no purchases under the ESPP.

As of December 31, 2024, there were 404,047 shares of common stock available to be issued under the 2019 Option Plan, plus the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expired or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2019 Option Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, unless the Board of Directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase. The automatic increase under the 2019 Option Plan for the years ended December 31, 2024 and 2023 was 215,405 shares and 203,873 shares, as adjusted for the Reverse Stock Split, respectively. In August 2023, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under the 2019 Option Plan by 200,000 shares, as adjusted for the Reverse Stock Split, which was approved by the Company’s stockholders on September 28, 2023. In June 2024, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under the 2019 Option Plan by 300,000 shares, as adjusted for the Reverse Stock Split, which was approved by the Company’s stockholders on June 20, 2024.

Stock-based compensation expense is as follows:

	For the Year Ended
	December 31,
	2024	2023
Cost of revenues	$59	$84
Research and development	51	101
Sales and marketing	372	377
General and administrative	1,043	934
	$1,525	$1,496

During the year ended December 31, 2023, 45,736 shares of common stock, as adjusted for the Reverse Stock Split, were issued under the 2019 Option Plan as payment to consultants for consulting fees and 23,000 shares of common stock, as adjusted for the Reverse Stock Split, were issued outside of the Company’s stock plans as payment to consultants for consulting fees. The aggregate value of shares issued to consultants for consulting fees during the year ended December 31, 2023 was $498 at the time of issuance, $388 of which is included in General and Administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2023, and $110 of which is included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets as of December 31, 2023.

Stock Options:

Stock option activity for the years ended December 31, 2024 and 2023 is as follows, as adjusted for the Reverse Stock Split:

		Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2023	447,664	$9.49
Granted	180,300	$5.74
Exercised	(112,500)	$4.19
Forfeited and expired	(790)	$45.00
Outstanding at December 31, 2023	514,674	$9.28
Granted	259,000	$5.76
Exercised	—	$—
Forfeited and expired	(18,180)	$75.47
Outstanding at December 31, 2024	755,494	$6.48	8.41	$—
Vested and expected to vest at December 31, 2024	755,494	$6.48	8.41	$—
Exercisable at December 31, 2024	333,554	$8.13	8.02	$—

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

The total intrinsic value of stock options exercised to purchase common stock during the year ended December 31, 2023 was approximately $196.

On December 26, 2023, an employee exercised 12,500 stock options, as adjusted for the Reverse Stock Split. The Company issued common stock related to the exercised stock options in January 2024.

As of December 31, 2024, there was approximately $1,583 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.86 years.

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $5.76 and $5.74, respectively, as adjusted for the Reverse Stock Split.

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

The following represents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of each stock option granted during the year ended December 31, 2024:

Expected dividend yield	0%
Risk-free interest rate	4.37%
Expected volatility	108%
Expected life (in years)	6.5

Restricted Stock Awards:

During 2023, 45,736 restricted stock awards, as adjusted for the Reverse Stock Split, with a grant date value of $305 were awarded and released in exchange for consulting services. The expense was recorded in the Consolidated Statements of Operations as General and Administrative expenses.

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

The following table summarizes the RSU activity for the year ended December 31, 2024 and has been adjusted retrospectively for the Reverse Stock Split:

	RSUs	Weighted average grant date fair value per share
Outstanding at January 1, 2024	68,185	$7.76
Granted	64,178	5.93
Released	(57,621)	7.96
Forfeited	(6,780)	5.90
Outstanding at December 31, 2024	67,962	$6.05

As of December 31, 2024, there was approximately $248 of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.69 years.

NOTE 9—Income Taxes

The following table presents the income (loss) before income taxes for domestic and foreign operations, and the components of the provision (benefit) for income taxes for the years ended December 31:

	2024	2023
Domestic loss	$(34,058)	$(425)
Foreign subsidiaries income	636	709
Income (loss) before income taxes	$(33,422)	$284

	2024	2023
Current income tax expense:
Federal	$1	$2
State	12	56
Foreign	223	250
Total Current	236	308

Deferred income tax expense (benefit):
Federal	—	—
State	—	—
Foreign	(10)	66
Total Deferred	(10)	66
Total provision for income taxes	$226	$374

The Company’s effective tax rate differs from the federal statutory rate due to the following for the years ended December 31:

	2024	2023
Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal tax benefits	0.41%	23.20%
Stock compensation	-0.66%	84.92%
Foreign rate differential	-0.26%	58.55%
GILTI Inclusion	-0.37%	26.15%
Non-deductible expenses	-0.06%	1.02%
Valuation allowance	-20.74%	-83.07%
Effective tax rate	-0.68%	131.77%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities at December 31:

	2024	2023
Gross deferred tax assets:
Net operating loss carryforward	$25,379	$18,887
Section 174 capitalized costs	3,443	1,873
Tax credits	102	100
Accruals and reserves	2,928	1,927
Property and equipment	—	21
ASC 842 operating lease liability	—	12
Alternative minimum tax credits	21	21
Total gross deferred tax assets	31,873	22,841
Less: valuation allowance	(30,271)	(22,774)
Total deferred tax assets net of valuation allowance	1,602	67
Deferred tax liabilities:
Accruals and reserves	(1,440)	—
Property and equipment	(97)	—
ASC 842 right of use asset	—	(12)
Net deferred tax assets	$65	$55

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

As of December 31, 2024 and 2023 the Company had net deferred income tax assets related primarily to net operating loss carry forwards, accruals and reserves and tax credit carryforward that are not currently being recognized of $30,271 and $22,841, respectively, which have been offset by a valuation allowance.

The Company has not provided U.S. Federal and State income taxes, nor foreign withholding taxes on approximately $12,003 of undistributed earnings for certain non-US subsidiaries, because such earnings are intended to be indefinitely reinvested. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would not be subject to U.S. income tax due to the transition tax of IRC Section 965 or via newly enacted Global Intangible Low-Taxed Income (“GILTI”) provision, enacted as part of the 2017 U.S. Tax Act. The Company would be subject to U.S. state tax and potential foreign withholding taxes on a repatriation of the foreign earnings. The amount of unrecognized deferred income tax liability related to these earnings is not material.

Estimate of cumulative foreign earnings is as follows as of December 31:

	2024	2023
China	$6,694	$5,471
India	5,309	5,102
Total	$12,003	$10,573

The Company had net operating loss carryovers as follows as of December 31:

	2024	2023
Federal NOL	$118,497	$88,066
State NOL	$7,875	$7,086

Net operating loss carryforwards are available to offset future federal and state taxable income. Federal and state net operating loss carryforwards begin to expire in 2037 and 2035, respectively. The net operating losses have annual Section 382 limitations.

The Company had research and development (“R&D”) credit carryforwards as follows as of December 31:

	2024	2023
Federal R&D credits	$—	$—
California R&D credits	$129	$127

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

The Company had excess interest expense carryforwards of $1,352 as of December 31, 2024. Federal laws impose restrictions on the utilization of Section 163(j) excess interest expense carryforwards in the event of a change in ownership of the Company, which constitutes an ‘ownership change’ as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in July 2022 that materially impacts the availability of its excess interest expense. However, since the Section 163(j) excess interest expense carryover does not expire, there will be no limitation under Section 382 against the excess interest expense carryover in 2024. Should the Company utilize the excess interest expense in the future, the availability of its carryforwards would be substantially restricted.

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

The following table summarizes the activity related to unrecognized tax benefits as follows as of December 31:

	2024	2023
Unrecognized benefit-beginning of period	$1,274	$1,273
Gross increases-prior period tax positions	153	1
Gross (decreases)-current period tax positions	46	—
Unrecognized benefit-end of period	$1,473	$1,274

As of December 31, 2024, $1 of the unrecognized tax benefits are accounted for as a reduction in the Company’s deferred tax assets. Due to the Company’s valuation allowance, only $1,472 of the $1,473 of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company reported a tax expense of $39 of interest and penalties in 2024 and the Company has accrued a liability of $259 for accrued interest and penalties related to unrecognized tax benefit as of December 31, 2024.

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

Purchase Commitments—The aggregate amount of noncancelable purchase orders as of December 31, 2024 and 2023, was approximately $15,753 and $13,478, respectively, and were related to the purchase of inventory and components for the Company’s devices, and certification services.

Royalty payments—The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire between 2024 and 2033. Royalty expenses for the years ended December 31, 2024 and 2023, were $1,084 and $1,102, respectively, which are included in cost of revenues on the Consolidated Statements of Operations. The Company may be required to pay additional royalties to additional patent holders and technology providers on future products.

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

NOTE 11 —Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share and has been adjusted retrospectively for the Reverse Stock Split:

	For the Years Ended
	December 31,
	2024	2023
Numerator:
Net loss	$(33,648)	$(90)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	4,718,141	4,287,694
Net loss per share, basic and diluted	$(7.13)	$(0.02)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows and have been adjusted retrospectively for the Reverse Stock Split:

	For the Years Ended
	December 31,
	2024	2023
Shares subject to options to purchase common stock	755,494	514,674
Unvested restricted stock units	67,962	68,185
Shares subject to warrants to purchase common stock	350,000	1
Total	1,173,456	582,860

NOTE 12 —Entity Level Information

Segment Information—The Company operates in one reporting segment.

The Company’s Chief Executive Officer is the Company’s chief operating decision maker (“CODM”). The Company’s CODM primarily uses consolidated net income (loss) to allocate resources and assess Company performance, primarily through periodic budgeting and Company performance reviews. The CODM utilizes discrete financial information at the consolidated level, including profit and loss statements, cash flow and revenue forecasts, inventory reports, and vendor payment plans.

The following table details the revenues, significant expenses and other segment items regularly provided to and reviewed by the CODM for the years ended December, 31:

	2024	2023
Revenues	$58,298	$93,632
Less:
Cost of sales	38,364	69,121
Amortization of contract fulfillment assets	3,486	2,159
Other cost of sales	6,528	3,028
Research and development	14,235	1,772
Sales and marketing	12,962	8,768
General and administrative, excluding legal fees	10,916	7,271
Legal fees	1,468	1,000
Impairment of contract fulfillment assets	3,464	—
Restructuring charges	514	—
Interest expense, net	29	15
Other (income) expense, net	(246)	214
Income tax expense	226	374
Consolidated segment net loss	$(33,648)	$(90)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(33,648)	$(90)

The following table summarizes total net revenues by region based on ship-to destinations:

	For the Years Ended
	December 31,
	2024	2023
United States	$39,726	$33,180
Canada	9,101	10,572
Europe and Middle East	642	4,299
Asia Pacific	8,829	45,581
	$58,298	$93,632

Long-lived assets, substantially comprised of contract fulfillment assets, located in the United States and Asia Pacific region were $7,384 and $187 as of December 31, 2024, respectively, and $9,365 and $48 as of December 31, 2023, respectively.

Inventory located in the United States and Asia Pacific region was $3,383 and $7,238 as of December 31, 2024, respectively, and $4,167 and $2,350 as of December 31, 2023, respectively.

The following table summarizes the composition of total net revenues:

	For the Years Ended
	December 31,
	2024	2023
Product Sales	$58,290	$93,628
Services	8	4
	$58,298	$93,632

Concentrations of Revenue Risk—The Company’s white label tablet customer accounted for 42% of net revenues for 2023. In the fourth quarter of 2023, tablet sales to this customer stopped as the product reached the end of its life cycle. After 2023, there is no longer a significant risk due to the concentration of revenue with this customer. One customer accounted for 41% and 29% of total net revenues for 2024 and 2023, respectively. Two additional customers accounted for 15% and 13% of total net revenues for 2024, respectively.

NOTE 13—Restructuring

During the fourth quarter of 2024, the Company commenced a restructuring initiative intended to continue to consolidate operations of its subsidiaries with those of the Company, including reductions-in-force (the “2024 Initiative”). The 2024 Initiative is expected to cost a total of approximately $514 and be completed in March 2025.

The following table sets forth activity in the restructuring liability, which is included in Accrued Liabilities on the Consolidated Balance Sheets:

Employee Costs
Beginning Balance, January 1, 2024	$—
Costs Incurred	514
Payments	(114)
Ending Balance, December 31, 2024	$400

NOTE 14—Subsequent Events

Purchase Agreement

On February 21, 2025, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (the “Lender”) pursuant to which the Company issued and sold to the Lender a promissory note in the original principal amount of $3,300 (the “Note”).

The Purchase Agreement

Pursuant to the terms of the Purchase Agreement, until all of the Company’s obligations under the Note and all other transaction documents are paid and performed in full, the Company agreed to comply with certain covenants, including but not limited to the following: (i) compliance with its filing requirements under the Securities Exchange Act of 1934, as amended, (ii) maintaining the Company’s listing on a national securities exchange, and (iii) refraining from making any Restricted Issuances (as defined in the Purchase Agreement and described below) without the Lender’s prior written consent, which consent may be granted or withheld in the Lender’s sole discretion.

Subject to certain customary exceptions set forth in the Purchase Agreement, Restricted Issuances include the incurrence or guaranty of any debt obligations other than trade payables in the ordinary course of business, the issuance of any convertible securities in which the number of shares that may be issued pursuant to a conversion right, or the conversion price, varies with the market price of the Company’s common stock, the issuance of any securities with reset provisions and the issuance of any securities in connection with Section 3(a)(9) exchange, a Section 3(a)(10) settlement, or any other similar settlement or exchange. Restricted Issuances do not include ATM facilities, commercial bank loans or lines of credit, leases, grants pursuant to the Company’s incentive plans, and change-in-control transactions that result in full repayment of the Note upon consummation.

The Purchase Agreement also contains a “most favored nation” clause. Under this provision, for as long as the Note remains outstanding, if the Company issues any debt security with more favorable economic terms or conditions not similarly provided to the Lender, the Company must notify the Lender. At the Lender’s option, such favorable terms will become part of the Note and related transaction documents.

The Note

The Note carries an original issue discount of $270, and the Company agreed to pay $30 to the Lender to cover its legal fees, accounting costs, due diligence, monitoring, and other transaction costs, each of which was deducted from the proceeds of the Note received by the Company resulting in a purchase price of $3,000 received by the Company. Additionally, if the Note remains outstanding on the 90-day anniversary of the issuance, the Company will incur a one-time monitoring fee equal to the difference between (i) the outstanding balance of the Note divided by 0.85 (as minuend), and (ii) the outstanding balance of the Note (as subtrahend).

Interest under the Note accrues at a rate of 9% per annum. The unpaid amount of the Note, any interest, fees, charges, and late fees are due 18 months following the date of issuance. The Company may prepay all or any portion of the outstanding balance of the Note. If the Company elects to prepay the Note in part, it will be required to pay to the Lender an amount in cash equal to 110% of the portion of the outstanding balance the Company elects to prepay.

Commencing 6 months after the date of issuance of the Note and at any time thereafter until the Note is paid in full, the Lender will have the right to redeem up to $330 under the Note per calendar month. The Company must pay the redeemed amount in cash within three trading days of receiving a redemption notice. On three separate occasions and not more than once every 90 calendar days, the Company may defer any redemptions the Lender could otherwise make during a calendar month, provided, however, that each deferral increases the outstanding balance of the Note by 1%.

At any time following the occurrence of a Major Trigger Event or Minor Trigger Event (each as defined in the Note), the Lender may increase the outstanding balance of the Note by 15% for each occurrence of any Major Trigger Event and 5% for each occurrence of any Minor Trigger Event (the “Trigger Effect”), provided that the Trigger Effect may only be applied three times with respect to Major Trigger Events and three times with respect to Minor Trigger Events.

Subject to certain exceptions described below, if the Company fails to cure a Trigger Event within five trading days following the date of transmission of written demand notice by the Lender, the Trigger Event will automatically become an Event of Default (as defined in the Note). Following the occurrence of any Event of Default, the Lender may, upon written notice to the Company, (i) accelerate the Note, with the outstanding balance of the Note following application of the Trigger Effect (the “Mandatory Default Amount”) becoming immediately due and payable in cash, and (ii) cause interest on the outstanding balance of the Note beginning on the date the applicable Event of Default occurred to accrue at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law. However, certain Trigger Events, such as bankruptcy or insolvency, automatically result in an Event of Default, making the outstanding balance immediately payable at the Mandatory Default Amount without notice.

Placement Agent Fees

The Company paid $180 in placement agent fees on the transaction.

Contingent Gain

The Company recognizes a customer allowance liability in accordance with agreements with certain customers, which is included in Accrued Liabilities on the Consolidated Balance Sheets. In the first quarter of 2025, the Company settled a portion of these liabilities, leading to a reduction in the customer allowance liability and a contingent gain of approximately $5,000.

ATM Sales

In the first quarter of 2025, the Company has received approximately $3,715 in proceeds from stock sales through the ATM program.

