Form 10-K/A
period 2024-12-31
SONIM TECHNOLOGIES INC
filed 2025-04-29
CIK 1178697

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

On April 21, 2025, there were 9,193,583 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name:	Auditor Location:
659	Moss Adams LLP	Campbell, California

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Sonim Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Form 10-K”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K, as we currently expect that our definitive proxy statement for the 2025 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment is being filed solely to:

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

Sonim Technologies, Inc.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information concerning our directors, including their ages as of April 26, 2025.

Name and Position	Year First Became Director	Age	Independent	Audit Committee	Compensation Committee	Nominating and Governance Committee
James Cassano, Director	2022	78	Yes	Chairman, *	✔
Peter Liu, Director, Chief Executive Officer	2022	57	No
Mike Mulica, Director, Chairman of the Board	2021	61	Yes	✔*	Chairman	✔
Jack Steenstra, Director	2022	63	Yes	✔	✔	Chairman
Jeffrey Wang, Director	2022	32	Yes

* Audit Committee Financial Expert

Executive Officers

The following table sets forth information concerning our executive officers, including their ages as of April 26, 2025.

Name	Year First Became Officer	Age	Position
Peter Hao Liu	2022	57	Chief Executive Officer
Clay Crolius	2022	63	Chief Financial Officer
Charles Becher	2023	57	Chief Commercial Officer and General Manager of North America

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

Jack Steenstra has served as a member of our Board since July 2022. Mr. Steenstra has served as the Chief Technology Officer of Meta Technologies Inc., a software and hardware company in the wellness space, since August 2017. From November 2015 to August 2017, he was a freelance technology consultant with various startups including VRx Medical, an immersive digital therapeutics company, contributing to the technical, business, and product innovation of new products, services, and associated businesses developing new wireless devices. From July 1995 to November 2015, Mr. Steenstra was Vice President of Engineering at Qualcomm, a technology company, where he led a cross-functional department developing new products to support new business opportunities. Prior to that, he was an engineer at Abbott Laboratories, a medical devices and healthcare company, where he developed digital surveillance systems, software, and medical devices. From January 2012 to December 2023, he served as a board member of Stepping Stone San Diego, a drug and alcohol rehabilitation and treatment program specializing in the Gay, Lesbian, Bisexual and Transgender community. Mr. Steenstra holds a BS in Electrical and Electronics Engineering from the University of Michigan and an MS in Electrical and Electronics Engineering from the University of Southern California. The Board believes that Mr. Steenstra’s extensive leadership and business consulting experience qualifies him to serve on our Board.

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

Delinquent Section 16 Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, among others, to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Based solely on a review of reports filed with the SEC and on written representations from reporting individuals, we believe that all of our officers and directors filed the required reports on a timely basis under Section 16(a) for the fiscal year 2024.

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

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, and employees, and the Company itself. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of Nasdaq. The foregoing summary of the Company’s Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text thereof.

Committee Charters

Each standing committee of the board of directors is governed by a charter adopted by the board.

Availability of Governance Documents

The Corporate Governance Guidelines, the Code of Conduct, and each of the Audit, Compensation, and Nominating and Corporate Governance Committee charters are available on the Company’s investor relations website, ir.sonimtech.com. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website to the extent required by the applicable rules of the SEC and The Nasdaq Stock Market LLC. A copy of our insider trading policy was filed as Exhibit 19.1 to our Original Form 10-K.

Item 11. Executive Compensation.

Our named executive officers (or “NEOs”) for the year ended December 31, 2024, consisted of three individuals:

(i)	Peter Liu, our current Chief Executive Officer, who served as our principal executive officer during the year ended December 31, 2024;

(ii)	Clay Crolius, our current Chief Financial Officer, who was serving as our executive officer at the end of the fiscal year ended December 31, 2024; and

(iii)	Charles Becher, our Chief Commercial Officer, who was serving as our executive officer at the end of the fiscal year ended December 31, 2024.

Summary Compensation Table

The following table sets forth information regarding compensation earned during the years ended December 31, 2024 and December 31, 2023 by our NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Peter Hao Liu	2024	$450,000	$175,630	$—	$47,288	(2)	$672,918
Chief Executive Officer	2023	$450,000	$180,000	$—	$47,226	(2)	$677,226
Clay Crolius	2024	$320,000	$93,669	$89,352	$—		$503,021
Chief Financial Officer	2023	$323,750	$96,000	$157,520	$—		$577,270
Charles Becher	2024	$400,000	$345,144	$—	$—		$745,144
Chief Commercial Officer and General Manager of North America	2023	$400,000	$275,000	$—	$—		$675,000

(1)	This column reflects the full grant date fair value for stock awards or options, respectively, granted during the fiscal year as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The grant date fair value of stock awards was based on the closing price per share of our common stock on the applicable grant date. These amounts do not necessarily correspond to the actual value that may be recognized from the stock options and stock awards by the NEOs.

(2)	Amount reported primarily consists of a housing and car allowance for Mr. Liu.

Outstanding Equity Awards as of December 31, 2024

The following tables provide information about outstanding equity awards held by each of our named executive officers as of December 31, 2024. Awards for the named executive officers were granted under our 2019 Equity Incentive Plan.

		Option Awards(1)					Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Peter Hao Liu	6/30/2015	67	—		150.00	06/30/2025	—	—
	12/2/2019	500	—		248.00	12/01/2029	—	—
	11/18/2022	150,903	150,540	(2)	4.188	10/26/2032	—	—
Clay Crolius	1/27/2023	10,000	—		4.940	1/27/2033	—	—
	11/24/2023	20,000	—		7.000	11/24/2033	—	—
	4/8/2024	—	17,000	(3)	6.154	4/8/2034	—	—
Charles Becher	11/18/2022	10,000	17,500	(4)	4.188	10/26/2032	—	—

(1)	All vesting is subject to the recipient’s continued service through the applicable vesting date and is subject to accelerated vesting in certain circumstances. For additional discussion, please see “Agreements with Our Named Executive Officers” and “Potential Payments upon Termination or Change in Control.”

(2)	The stock options vest in 10 equal quarterly installments beginning on January 14, 2024, and ending on April 14, 2026.

(3)	The stock options vest in three (3) equal yearly installments beginning April 8, 2025.

(4)	The stock options vest in 11 equal quarterly installments commencing on February 29, 2024, and ending on August 29, 2026.

Agreements with Our Named Executive Officers

Set forth below are descriptions of our employment agreements with our named executive officers. For a discussion of the severance pay and other benefits to be provided in connection with a potential termination of employment and/or a change in control under the arrangements with our named executive officers, see “Potential Payments upon Termination or Change in Control.”

Mr. Liu

On December 8, 2023, the Company entered an amended and restated employment agreement with Mr. Liu (the “Liu Employment Agreement”), which superseded his previous employment arrangements. Under the Liu Employment Agreement, Mr. Liu receives an annual base salary of $450,000. Additionally, Mr. Liu is eligible to participate in our 2019 Equity Incentive Plan (the “EIP”) in connection with Mr. Liu’s equity awards. Mr. Liu received stock option grants (subject to applicable vesting periods), to purchase in the aggregate a total of 401,443 shares of the Company’s common stock (the “Options”) granted pursuant to the EIP. Each Option vests over four (4) years, with one-fourth (1/4th) of the shares underlying such Option vesting on the one-year anniversary of the date of Mr. Liu’s appointment as CEO, and one-twelfth (1/12th) of the shares underlying such Option vesting in quarterly installments thereafter. The Options will have a maximum term of ten (10) years from each grant date and will terminate earlier upon the termination of employment prior to the ten-year period. The Liu Employment Agreement has no specified term, is on an at-will basis, and contains, inter alia, customary confidentiality, non-disparagement, and cooperation provisions. On April 2, 2025, the Company and Mr. Liu amended the Liu Employment Agreement, changing the terms of Mr. Liu’s severance in the event of a change in control, as described below under the title “Potential Payments upon Termination or Change in Control.”

Mr. Crolius

On December 8, 2023, the Company entered an amended and restated letter agreement with Mr. Crolius (the “Crolius Letter Agreement”), which superseded his previous employment arrangements. The Crolius Letter Agreement delineates the terms of Mr. Crolius’s employment: he is entitled to a base salary of $320,000 per year (the “Crolius Base Salary”), a discretionary bonus, and other benefits generally applicable to all employees of the Company. The Crolius Letter Agreement provides for the at-will employment of Mr. Crolius, references the Company’s policies, and contains other customary conditions. The Crolius Base Salary was conditioned to be retroactively effective as of November 1, 2023, and Mr. Crolius was entitled to receive a lump sum payment of the difference between the Crolius Base Salary and the base salary pursuant to his previous employment arrangements. On April 15, 2025, the Company and Mr. Crolius amended the Crolius Letter Agreement, changing the terms of Mr. Crolius’s severance in the event of a change in control, as described below under the title “Potential Payments upon Termination or Change in Control.”

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

(i)

40,000 options to purchase shares of our common stock vesting with respect to 25% of such options on the one-year anniversary of August 29, 2022, and the remainder vesting in equal quarterly installments thereafter, each installment equal to 1/16 of the 40,000 options; and

(ii)	10,000 options to purchase shares of our common stock per year over a four-year period, in the event that revenue targets are achieved, as determined by the board of directors.

The Becher Options are subject to the terms and conditions of the EIP.

Potential Payments upon Termination or Change in Control

Each of our NEOs is covered by arrangements that specify certain payments to be made in the event that the executive’s employment is terminated in certain circumstances. These severance benefits are intended to reflect market practices and are designed to attract, retain, and appropriately incentivize and further motivate them to contribute to our short- and long-term success for the benefit of our stockholders, particularly during uncertain times. The severance benefits of all NEOs are subject to customary conditions and applicable tax and other deductions and witholdings.

Liu Employment Agreement

If we terminate Mr. Liu’s employment without cause or if he resigns for “good reason” (as defined therein) at any time up to the twelve-month anniversary of the closing of a change in control, we must pay Mr. Liu a lump-sum cash severance payable within 30 days of his termination. Such severance will consist of:

(i)	the sum equivalent to one hundred fifty percent (150%) of his yearly base salary in effect as of his termination date, and

(ii)	a guaranteed pro-rated bonus.

Crolius Letter Agreement

If we terminate Mr. Crolius’s employment without cause or if he resigns for “good reason” (as defined therein) at any time up to the twelve-month anniversary of the closing of a change in control, we must pay Mr. Crolius a lump-sum cash severance payable within 30 days of his termination. Such severance will consist of:

(i)	a sum equivalent to six (6) months of his base salary in effect as of his termination date; and

(ii)	a guaranteed pro-rated bonus.

Becher Letter Agreement

If we terminate Mr. Becher’s employment without cause or if he resigns for “good reason” (as defined therein) outside the context of a change in control, we must pay Mr. Becher a severance. Such severance will consist of:

(i)	six (6) months of salary continuation, and

(ii)	six (6) months of COBRA reimbursement.

However, if we terminate Mr. Becher’s employment without cause or if he resigns for “good reason” at any time up to the thirteen-month anniversary of the closing of a change in control, the severance will consist of:

(i)	twelve (12) months of salary continuation,

(ii)	six (6) months of COBRA reimbursement, and

(iii)	accelerated vesting of all unvested equity awards under the EIP that would have otherwise vested within four years of the termination date.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2024.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during 2024.

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

Each of our named executive officers currently employed by us holds equity awards under our 2019 Equity Incentive Plan that were granted subject to the general terms thereof and the applicable forms of award agreement thereunder. The specific vesting terms of each named executive officer’s equity awards are described under “Outstanding Equity Awards as of December 31, 2024.”

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

Director Compensation

The following table sets forth information regarding compensation earned during the year ended December 31, 2024, by our non-employee directors who served as directors during such year. Mr. Liu, our Chief Executive Officer, serves on our board of directors but does not receive compensation for his service as a director and the compensation paid to Mr. Liu for his service as an employee during the year ended December 31, 2024, is set forth in the “Summary Compensation Table” above.

Name	Fees earned or Paid in Cash ($)	Stock awards(1) ($)		Option awards(1) ($)	Total ($)
Current Directors
Michael Mulica(3)	100,000	160,000	(2)	—	260,000
Jeffrey Wang(3)	35,000	60,000	(2)	—	95,000
Jack Steenstra(3)	55,000	60,000	(2)	—	115,000
James Cassano(3)	55,000	60,000	(2)	—	115,000

(1)	This column reflects the full grant date fair value for stock awards granted during the year ended December 31, 2024 as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The grant date fair value of stock awards was based on the closing price per share of our common stock on the applicable grant date. These amounts do not necessarily correspond to the actual value that may be recognized from the stock awards by the non-employee directors.

(2)	Following the 2024 annual meeting of the Company’s stockholders, each non-employee director was awarded 7,895 RSUs on June 20, 2024 having a grant date fair value of $60,000.

(3)	As of December 31, 2024, each non-employee director held the following number of unvested RSUs:
(i) Mr. Mulica — 22,019; and
(ii) Mr. Wang, Mr. Steenstra, and Mr. Cassano — 11,022.

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

Each of our non-employee directors continuing to serve on the board of directors also receives an annual equity award of RSUs under the EIP. On June 20, 2024, Messrs. Mulica, Cassano, Steenstra, and Wang each received an RSU grant of 7,895 RSUs, having a grant date fair value of $60,000, vesting in one installment on the earlier of the first anniversary of the grant date or immediately prior to the 2025 annual meeting of stockholders.

The non-executive chairperson of our board of directors receives an additional annual equity award of RSUs having a grant date fair market value of $50,000 under the EIP. On November 12, 2024, Mr. Mulica received an RSU grant of 14,124 vesting in one installment on the first anniversary of the grant date, having a grant date fair value of $50,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of April 21, 2025 for:

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

We have based our calculation of the percentage of beneficial ownership on 9,193,583 shares of our common stock outstanding as of April 21, 2025. In accordance with SEC rules, we have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within sixty (60) days of April 21, 2025 and shares of our common stock underlying RSUs that are currently releasable or releasable within sixty (60) days of April 21, 2025 to be outstanding and to be beneficially owned by the person holding the common stock options or RSUs for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Sonim Technologies, Inc., 4445 Eastgate Mall, Suite 200, San Diego, CA 92121. The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
Beneficial Owner Name	Number	Percentage
Directors and Named Executive Officers
James Cassano	72,507	*
Peter Liu(1)	471,038	5.01%
Mike Mulica	101,110	1.10%
Jack Steenstra	72,520	*
Jeffrey Wang(2)	1,973,125	21.46%
Clay Crolius(3)	78,259	*
Charles Becher(4)	108,994	1.18%
All current executive officers and directors as a group (7 persons)(5)	2,877,553	30.46%
Five Percent Holders
AJP Holding Company, LLC(2)	1,973,125	21.46%
Orbic North America, LLC(2)	1,973,125	21.46%
Jiang Liu(6)	700,000	7.33%
Laurence W. Lytton(7)	866,916	9.43%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)	Includes options to purchase 201,650 shares of common stock exercisable within 60 days of April 21, 2025.

(2)	Based solely on (A) a Schedule 13D/A filed with the SEC on March 31, 2025 (the “Orbic Group Report”), by the Orbic Group consisting of (i) Jeffrey Wang, (ii) AJP; (iii) Orbic; (iv) Ashima Narula, the sole member and manager of Orbic; and (v) Parveen Narula, the Chief Executive Officer of Orbic, and (B) Section 16 filings of Mr. Wang. Section 13(d) and Rule 13d-5 under the Exchange Act provide that, when two or more beneficial owners of a class of equity security registered under Section 12 agree to act together as a group for the purpose of voting equity securities of an issuer, the “group” will be deemed to have acquired beneficial ownership of all shares held by all members of the group. Consists of (i) 25,779 shares of common stock held directly by Mr. Wang (which were not disclosed in the Orbic Report), (ii) 1,946,346 shares of common stock held by AJP (to which the members of the Orbic Group share voting and dispositive power), and (iii) 1,000 shares of common stock held by Orbic (to which the members of the Orbic Group share voting and dispositive power). The 1,946,345 shares held by AJP are subject to a proxy agreement by and between AJP and Orbic that limits AJP’s dispositive power and grants the voting power to Orbic. Mr. Wang is the sole manager of AJP and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Parveen Narula serves as Chief Executive Officer of Orbic. Ashima Narula is the sole member and manager of Orbic. The principal office address or business of each member of the Orbic Group is as follows: (i) for AJP and Jeffery Wang — P.O. Box 2729, Sunnyvale, CA 94087 and (ii) for Orbic and Ashima Narula and Parveen Narula — 555 Wireless Blvd., Hauppauge, NY 11788.

(3)	Includes options to purchase 35,667 shares of common stock exercisable within 60 days of April 21, 2025.

(4)	Includes options to purchase 15,000 shares of common stock exercisable within 60 days of April 21, 2025.

(5)	Includes options to purchase 252,317 shares of common stock exercisable within 60 days of April 21, 2025.

(6)	Includes options to purchase 350,000 shares of common stock exercisable within 60 days of April 21, 2025.

(7)	Based solely on the Schedule 13G/A filed with the SEC by Mr. Lytton on February 24, 2025. Mr. Lytton has the sole voting and dispositive power with regard to the entirety of the 866,916 shares of common stock. The address of Mr. Lytton is 467 Central Park West, New York, NY 10025.

Equity Compensation Plan Information

The following table provides certain information with respect to all of Sonim’s equity compensation plans in effect as of December 31, 2024:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	823,456	(1)	$6.4834	(2)	424,871	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	823,456		$6.4834		424,871

(1)

The aggregate number consists of the following:

(i) 1,301 shares subject to options to purchase common stock issued pursuant to our 2012 Equity Incentive Plan as of December 31, 2024,

(ii) 754,193 shares subject to options to purchase common stock issued pursuant to our 2019 Equity Incentive Plan as of December 31, 2024, and

(iii) 67,962 shares issuable upon vesting of outstanding RSUs issued pursuant to our 2019 Equity Incentive Plan as of December 31, 2024.

(2)	This weighted average exercise price does not reflect shares that will be issued upon the vesting of outstanding RSUs.

(3)

Includes 404,047 shares authorized for future issuance under our 2019 Equity Incentive Plan and 20,824 shares authorized for future issuance under our 2019 Employee Stock Purchase Plan as of December 31, 2024.

Under the 2019 Employee Stock Purchase Plan, the number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 5,000 shares, unless the Board of Directors or Compensation Committee determines prior to such date that there will be a lesser increase, or no increase. Effective January 1, 2025, 5,000 additional shares were added to the 2019 Employee Stock Purchase Plan, provided that such shares have not been registered by means of filing a Registration Statement on Form S-8.

Under the 2019 Equity Incentive Plan, the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expire, or are otherwise not issued are available for issuance. Additionally, the number of shares of common stock reserved for issuance under the 2019 Equity Incentive Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the board of directors or Compensation Committee determines prior to the date of increase that there will be a lesser increase, or no increase. Effective January 1, 2025, 249,193 additional shares were added to the 2019 Equity Incentive Plan. Subject to certain express limits of the 2019 Equity Incentive Plan, shares available for award purposes under the 2019 Equity Incentive Plan generally may be used for any type of award authorized under that plan, including options, stock appreciation rights, restricted stock, RSUs, performance-based stock or cash awards or other similar rights to purchase or acquire shares of our common stock.

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

Related Party Transactions

The following is a description of transactions since January 1, 2022, to which we have been a participant and in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2024, 2023, and 2022, and (ii) any of our directors, executive officers or holders of more than 5% of our common stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in the sections titled “Executive Compensation” and “Management—Non-Employee Director Compensation.”

Subscription Agreement and Corollary Arrangements

Subscription Agreement

On April 13, 2022, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with AJP Holding Company, LLC, a Delaware limited liability company (the “Purchaser”), pursuant to which the Purchaser agreed to purchase from the Company an aggregate of 2,083,334 shares of the Company’s common stock for a purchase price of $17,500,000 (the “Purchased Shares”). As of the date of the Subscription Agreement, Mr. Peter Liu, who then served as Sonim’s Executive VP for Global Operations and Engineering, was appointed Chief Executive Officer of Sonim. The Subscription Agreement additionally provided for the issuance of a certain portion of the Purchased Shares to Mr. Liu rather than the Purchaser. Mr. Wang, currently a member of the board of directors of the Company, is the sole manager and the owner of 40% of the membership interests in the Purchaser.

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

In accordance with the terms of the Subscription Agreement, on July 13, 2022, the Company and Mr. Liu entered into a support agreement (the “Designee Support Agreement”). The terms of the Designee Support Agreement were analogous to the terms of the Purchaser Support Agreement, provided that the Designee Support Agreement extended its requirements solely to 95,239 shares of our common stock issued during the First Closing rather than the entirety of the shares of common stock owned by Mr. Liu.

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

2024 Subscription Agreement

On April 29, 2024, the Company entered into a subscription agreement (the “2024 Subscription Agreement”) with Jiang Liu, a greater than five percent (5%) security holder of the Company, providing for the private placement of (i) 350,000 shares of the Company’s common stock and (ii) warrants to purchase up to 350,000 shares of common stock (the “Warrants”) for an aggregate purchase price of $3,850,000. Each Warrant has an exercise price of $11 per share, is immediately exercisable, will expire on April 29, 2029 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting the Company’s capitalization.

2024 Registration Rights Agreement

In accordance with the terms of the 2024 Subscription Agreement, the Company entered into a registration rights agreement (the “2024 Registration Rights Agreement”) with Mr. Liu. Pursuant to the 2024 Registration Rights Agreement, the Company agreed to prepare and file a registration statement (the “Initial Registration Statement”) with the SEC by May 30, 2024 for purposes of registering the resale of shares of common stock (i) issued and sold pursuant to the 2024 Subscription Agreement, (ii) issuable upon exercise of the Warrants, (iii) issuable in connection with any anti-dilution provisions in the Warrants and (iv) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing. The Company agreed to use commercially reasonable efforts to cause the Initial Registration Statement to be declared effective by the SEC by October 29, 2024.

Ordinary Course of Business Transactions with Related Persons

Set forth below are the transactions with various entities, in which we believe Dr. Charles Wang, the father of our director, Jeffrey Wang, holds an indirect interest of approximately 40%.

2023-2024 ODM Arrangement

Effective December 15, 2023, in the ordinary course of business, the Company entered into an agreement pursuant to which the Company would execute various statements of work and sell white label products under the ODM model arrangement (the “ODM Arrangement”). Pursuant to the ODM Arrangement, the Company consummated various transactions as follows:

Fiscal Year	Approximate Aggregate Dollar Amount
2023	$382,771
2024	$7,378,578

Engineering Services

The Company entered into agreements to provide engineering services, all of which were executed in the ordinary course of business. Amounts incurred under these agreements were and are expected to be capitalized as contract fulfillment assets.

Date of the Agreement	Aggregate Dollar Amount Agreed Upon by Sonim
October 1, 2024	$1,000,000
February 14, 2025	$3,000,000

On April 1, 2025, the Company entered into an agreement to purchase parts and components to be used in the manufacturing of the Company’s products for the aggregate amount of approximately $1,000,000.

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

Item 14. Principal Accountant Fees and Services.

Moss Adams LLP (Campbell, CA, PCAOB ID: 659), who performed our audit services for fiscal year 2024 including an audit of the consolidated financial statements and services related to filings with the SEC, has served as our independent registered public accounting firm since 2013.

The following table presents fees for professional audit services rendered by Moss Adams LLP for the audit of our annual financial statements for fiscal 2024 and fiscal 2023, and fees billed for other services rendered by Moss Adams LLP during fiscal 2024 and fiscal 2023.

Type of Fees	Fees for Fiscal 2024	Fees for Fiscal 2023
Audit Fees(1)	$782,250	$724,500
Audit-Related Fees(2)	$220,500	$63,000
Tax Fees(3)	$57,023	$73,816
All Other Fees	—	—
Total Fees	$1,059,773	$861,316

(1)	Audit Fees consist of fees for professional services rendered for the audit of our consolidated financial statements included in our annual report, and the review of our interim consolidated financial statements included in our quarterly reports.

(2)	Services in connection with our Registration Statements on Form S-3 and Form S-8.

(3)	Tax Fees consist of fees for tax compliance and tax advice.

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

All services rendered by Moss Adams LLP, our independent registered public accounting firm, during fiscal 2024 and fiscal 2023 were pre-approved by the Audit Committee in accordance with the audit committee pre-approval policy.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following consolidated financial statements and related documents are filed as part of this report: See Part II, Item 8 of the Original Form 10-K.

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38907	3.1	May 17, 2019
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021	8-K	001-38907	3.1	September 15, 2021
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective July 17, 2024	8-K	001-38907	3.1	July 18, 2024
3.4	Amended and Restated Bylaws of Sonim Technologies, Inc., as amended and restated as of June 14, 2024	8-K	001-38907	3.1	June 14, 2024
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 21, 2025	8-K	001-38907	3.1	April 21, 2025
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019
4.2	Form of Common Stock Purchase Warrant	8-K	001-38907	4.1	April 29, 2024
4.3	Promissory note dated as of February 21, 2025	8-K	001-38907	4.1	February 21, 2025
4.4	Description of the Registrant’s Securities	10-K	001-38907	4.4	March 31, 2025
4.5	Rights Agreement, dated as of April 21, 2025, by and between Sonim Technologies Inc. and Equiniti Trust Company, LLC, which includes the form Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C	8-K	001-38907	4.1	April 21, 2025
10.1†	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019
10.2†	Sonim Technologies, Inc. 2019 Equity Incentive Plan, as amended and restated as of January 1, 2025, and forms of agreements thereunder	S-8	333-284211	99.1	January 10, 2025
10.3†	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019
10.4†	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers	S-1	333-230887	10.4	April 15, 2019
10.5+#	Asset Purchase & Employee Transfer Agreement dated as of December 22, 2020, by and among Sonim Technologies (India) Private Limited and Coforge Ltd.	8-K	001-38907	10.1	December 29, 2020
10.6+#	ODM Services Agreement dated as of February 26, 2021, by and among Sonim Technologies, Inc. and FIH (Hong Kong) Limited	8-K	001-38907	10.1	March 4, 2021
10.7†	Non-Employee Director Compensation Policy dated as of January 1, 2024	10-K	001-38907	10.8	March 27, 2024
10.8#	Subscription Agreement, dated as of April 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.1	April 14, 2022
10.9†#	Amended and restated letter agreement, dated as of December 8, 2023, by and between Sonim Technologies, Inc. and Clay Crolius	8-K	001-38907	10.2	December 11, 2023
10.10†	First amendment to employment agreement, dated as of April 15, 2025, by and between Sonim Technologies, Inc. and Clay Crolius	8-K	001-38907	10.1	April 16, 2025
10.11	Registration Rights Agreement, dated as of July 13, 2022, by and between Sonim Technologies, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.5	July 13, 2022
10.12†#	Amended and restated letter agreement, dated as of December 8, 2023, by and between Sonim Technologies, Inc. and Hao (Peter) Liu	8-K	001-38907	10.1	December 11, 2023
10.13†#	First amendment to employment agreement, dated as of April 2, 2025, by and between Sonim Technologies, Inc. and Hao (Peter) Liu	8-K	001-38907	10.1	April 3, 2025
10.14†	Employment Agreement, dated as of August 23, 2022, by and between Sonim Technologies, Inc. and Charles Becher	10-K/A	001-38907	10.19	May 1, 2023
10.15#	Subscription Agreement, dated as of April 29, 2024, by and between Sonim Technologies, Inc. and the purchaser named therein	8-K	001-38907	10.1	April 29, 2024
10.16	Registration Rights Agreement, dated as of April 29, 2024, by and between Sonim Technologies, Inc. and the purchaser named therein	8-K	001-38907	10.2	April 29, 2024
10.17	First Amendment to Registration Rights Agreement, dated as of June 2, 2024, by and between Sonim Technologies, Inc. and the investor named therein	8-K	001-38907	10.1	June 4, 2024
10.18	Lock-Up Agreement, dated as of April 29, 2024, by and between Sonim Technologies, Inc. and the purchaser named therein	8-K	001-38907	10.3	April 29, 2024
10.19+	Invoice Purchase Agreement, dated as of September 23, 2024, by and between Sonim Technologies, Inc. and LS DE LLC	8-K	001-38907	10.1	September 27, 2024
10.20	Note Purchase Agreement, dated as of February 21, 2025, by and between Sonim Technologies, Inc. and Streeterville Capital, LLC	8-K	001-38907	10.1	February 21, 2025

19.1	Insider Trading Policy	10-K	001-38907	19.1	March 31, 2025
21.1	Subsidiaries of the Registrant	10-K	001-38907	21.1	March 31, 2025
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-38907	23.1	March 31, 2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38907	31.1	March 31, 2025
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38907	31.2	March 31, 2025
31.3*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38907	32.1	March 31, 2025
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38907	32.2	March 31, 2025
97.1	Sonim Technologies, Inc. Clawback Policy for Incentive-based Compensation effective as of October 2, 2023	10-K	001-38907	97.1	March 27, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	10-K	001-38907	101.INS	March 31, 2025
101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	001-38907	101.SCH	March 31, 2025
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-38907	101.CAL	March 31, 2025
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-38907	101.DEF	March 31, 2025
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	001-38907	101.LAB	March 31, 2025
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-38907	101.PRE	March 31, 2025
104	Cover Page Interactive Data File (formatted as inline XBRL and Contained in Exhibit 101)	10-K	001-38907	104	March 31, 2025

*	Filed herewith
†	Indicates a management contract or compensatory plan or arrangement
+	Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and Item 601(b)(10)(iv) of Regulation S-K
#	Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of such schedules and attachments to the SEC upon its request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonim Technologies, Inc.

Date: April 29, 2025	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

