Form 10-Q
period 2025-03-31
SONIM TECHNOLOGIES INC
filed 2025-05-12
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

On May 7, 2025, there were 9,201,563 shares of the registrant’s common stock, par value $0.001, outstanding.

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

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the availability of cash on hand and other sources of liquidity to fund our operations and grow our business;

●	our ability to compete effectively depends on multiple factors and we may not be able to continue to develop solutions to address user needs effectively;

●	the current interest of third parties and the potential attempt of a hostile takeover or hostile stockholder activism may divert the management’s attention from Sonim’s business and may require significant expenses to address;

●	we may be negatively impacted by changes in U.S. trade policy, including the imposition of tariffs;

●	we may not be able to continue to develop solutions to address user needs effectively, including our next-generation products, which could materially adversely affect our liquidity and our ability to continue operations;

●	a small number of customers account for a significant portion of our revenue;

●	failure to meet the Nasdaq’s continued listing requirements and other Nasdaq rules could adversely affect the price of our common stock and make it more difficult for us to sell securities in a future financing or for you to sell our common stock;

●	the financial and operational projections that we may provide from time to time are subject to inherent risks;

●	our ability to incorporate emerging technologies into our new consumer products given the lengthy development cycle;

●	our ability to adapt to shortened customer lead times and tightened inventory controls from our key customers;

●	we are materially dependent on some customer relationships that are characterized by product award letters and the loss of such relationships could harm our business and operating results;

●	our quarterly results may vary significantly from period to period;

●	we rely primarily on third-party contract manufacturers and partners;

●	if our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims;

●	we are required to undergo a lengthy customization and certification process for each wireless carrier customer;

●	we are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel;

●	we face risks related to the impact of various economic, political, environmental, social, and market events beyond our control that can impact our business and results of operations; and

●	other risks and uncertainties described in this Quarterly Report, our most recent Annual Report on Form 10-K, and our other filings with the SEC.

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

ii

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$2,115	$5,343
Accounts receivable, net	4,849	4,339
Non-trade receivable	6,452	7,119
Related party receivable	181	181
Inventory	8,620	10,621
Prepaid expenses and other current assets	4,718	4,562
Total current assets	26,935	32,165
Property and equipment, net	188	227
Contract fulfillment assets	8,014	6,399
Other assets	821	948
Total assets	$35,958	$39,739
Liabilities and stockholders’ equity (deficit)
Accounts payable	$17,294	$22,848
Accrued liabilities	15,118	20,892
Promissory note, net, current portion	2,265	—
Total current liabilities	34,677	43,740
Promissory note, net	566	—
Income tax payable	1,794	1,699
Total liabilities	37,037	45,439
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Common stock, $0.001 par value per share; 100,000,000 shares authorized; and 6,333,657 and 4,983,868 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively	6	5
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively	—	—
Additional paid-in capital	282,065	277,903
Accumulated deficit	(283,150)	(283,608)
Total stockholders’ equity (deficit)	(1,079)	(5,700)
Total liabilities and stockholders’ equity (deficit)	$35,958	$39,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
Net revenues	$16,721	$9,118
Related party net revenues	—	7,658
Total net revenues	16,721	16,776
Cost of revenues	8,365	13,874
Gross profit	8,356	2,902
Operating expenses
Research and development	1,633	456
Sales and marketing	3,239	2,492
General and administrative	2,839	2,643
Total operating expenses	7,711	5,591
Income (loss) from operations	645	(2,689)
Interest expense, net	(91)	—
Other income (expense), net	36	(92)
Income (loss) before income taxes	590	(2,781)
Income tax expense	(132)	(125)
Net income (loss)	$458	$(2,906)
Net income (loss) per share:
Basic(*)	$0.08	$(0.65)
Diluted(*)	$0.08	$(0.65)
Weighted-average shares used in computing net income (loss) per share:
Basic(*)	5,839,764	4,438,131
Diluted(*)	5,868,429	4,438,131

(*)	Adjusted retroactively to reflect the 1-for-10 reverse stock split that became effective on July 17, 2024, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended March 31, 2024	Shares (*)	Amount (*)	Capital (*)	Deficit	Equity
Balance at January 1, 2024	4,426,867	$4	$272,324	$(249,960)	$22,368
Issuance of common stock upon exercise of stock options	12,500	—	53	—	53
Stock-based compensation	—	—	324	—	324
Net loss	—	—	—	(2,906)	(2,906)
Balance at March 31, 2024	4,439,367	$4	$272,701	$(252,866)	$19,839

For the Three Months Ended	Common stock		Additional Paid-in	Accumulated	Stockholders’ Equity
March 31, 2025	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2025	4,983,868	$5	$277,903	$(283,608)	$(5,700)
Issuance of common stock upon settlement of restricted stock units	2,149	—	—	—	—
Issuance of common stock, net of issuance costs	1,347,640	1	3,536	—	3,537
Stock-based compensation related to 2024 bonus accrual	—	—	336	—	336
Stock-based compensation	—	—	290	—	290
Net income	—	—	—	458	458
Balance at March 31, 2025	6,333,657	$6	$282,065	$(283,150)	$(1,079)

(*)	Adjusted retroactively to reflect the 1-for-10 reverse stock split that became effective on July 17, 2024, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$458	$(2,906)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,055	880
Stock-based compensation	290	324
Release of customer allowance liability	(5,271)	—
Other	(56)	84
Changes in operating assets and liabilities:
Accounts receivable	(649)	6,476
Non-trade receivable	667	397
Related party receivable	—	(5,817)
Inventory	2,255	1,694
Prepaid expenses and other current assets	(127)	38
Contract fulfillment assets	(2,548)	(1,248)
Other assets	(3)	(269)
Accounts payable	(5,554)	540
Accrued liabilities	(218)	(404)
Income tax payable	95	43
Net cash used in operating activities	(9,606)	(168)
Cash flows from investing activities:
Purchase of property and equipment	—	(30)
Net cash used in investing activities	—	(30)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,537	—
Proceeds from promissory note, net of issuance costs	2,790	—
Proceeds from short-term borrowings, net of repayments	51	—
Proceeds from stock option exercises	—	53
Net cash provided by financing activities	6,378	53
Net decrease in cash and cash equivalents	(3,228)	(145)
Cash and cash equivalents at beginning of period	5,343	9,397
Cash and cash equivalents at end of period	$2,115	$9,252
Supplemental disclosure of cash flow information:
Cash paid for interest	$20	$—
Cash paid for income taxes	$12	$8
Non-cash activities:
Receivables transferred to satisfy payables (Note 4)	$—	$11,308

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

A significant revenue driver in the first quarter of 2024 was a range of low-priced products developed under Sonim’s original design manufacturer (“ODM”) model, emphasizing high-volume and low-margin production tailored to a specific customer’s needs. These sales concluded in the first quarter of 2024 due to its life cycle end. The ODM model does not represent the Company’s core business strategy.

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

Liquidity and Ability to Continue as a Going Concern

The Company’s condensed consolidated financial statements account for the continuation of its business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products. The Company’s principal sources of liquidity as of March 31, 2025, consist of existing cash and cash equivalents of $2,115. Subsequent to March 31, 2025, the Company received net proceeds of $4,497 from the sale of shares through the Company’s At-The-Market (“ATM”) stock sales program. The Company believes that it can meet its obligations over the next twelve months following the filing date of this report with cash at March 31, 2025 and with the cash that was raised through the ATM subsequent to March 31, 2025.

Basis of presentation and preparation

The condensed consolidated financial statements include the accounts of Sonim Technologies, Inc. and its wholly owned subsidiaries (collectively “Sonim” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

Promissory Notes

The Company accounts for promissory notes in accordance with ASC 470, Debt. Promissory notes are initially recorded at the amount of cash proceeds received, net of any original issue discount and direct issuance costs. Debt discounts and issuance costs are amortized to interest expense over the term of the note using the straight-line method, which approximates the effective interest method. Interest is accrued based on the stated interest rate.

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

New accounting pronouncements

Pronouncements adopted in 2025

None.

Pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures This guidance requires expanded annual income tax disclosures, including (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. This guidance is effective for public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 will be effective for the Company for the annual period ending December 31, 2025. The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

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

NOTE 2 — Revenue Recognition

The Company recognizes revenue primarily from the sale of products, including mobile phones, connected devices, and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three months ended March 31, 2025, and 2024, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific model phones. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

The Company maintains agreements with certain customers that include provisions for product allowances under specific conditions. Accruals for these agreements are based on available customer-specific data or, when such data is not available, relevant historical trends. These costs are recognized as a reduction to revenue. Based on the terms of these agreements, any unused accruals are released and recognized as revenue. For the three months ended March 31, 2025, the Company finalized agreements which resulted in the reduction of accruals by approximately $5,271, which was recognized as revenue.

Disaggregation of revenue

The following table presents total net revenues disaggregated by product category:

	Three Months Ended
	March 31,
	2025	2024
Smartphones	$11,032	$5,580
Feature Phones	4,810	3,348
Connected Solutions	689	—
White Label Products (ODM Model) (Related Party)	—	7,658
Accessories and Other	190	188
	$16,721	$16,776

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

The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40, Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs over the estimated period of time they are expected to be recovered, which is typically three to four years, the estimated life of a particular product model. As of March 31, 2025, and December 31, 2024, the net contract fulfillment assets were $8,014 and $6,399, respectively.

NOTE 3 — Significant Balance Sheet Components

The following table presents the components of the Company’s accounts receivable, net:

	March 31, 2025	December 31, 2024
Trade receivables	$7,555	$6,906
Allowance for credit losses	(2,706)	(2,567)
	$4,849	$4,339

As of January 1, 2024, accounts receivable, net, was $25,304 and non-trade receivables was $961.

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

One customer accounts for 23% and 33%, respectively, of accounts receivable, net, at March 31, 2025, and December 31, 2024. Four additional customers account for 17%, 14%, 12%, and 11% of accounts receivable, net, at March 31, 2025. Two additional customers account for 24% and 12% of accounts receivable, net, at December 31, 2024.

In October 2023, the Company stopped sales of the white label products to its customer as the product reached the end of its life cycle. In February 2024, an agreement was executed that transferred $11,308 of the receivables to the manufacturer of the white label products in exchange for relieving the Company of a $11,308 accounts payable liability.

The following table presents the components of the Company’s inventory:

	March 31, 2025	December 31, 2024
Devices – for resale	$3,904	$4,633
Raw materials	4,305	5,598
Accessories	411	390
	$8,620	$10,621

For certain new products, the Company began purchasing raw materials in 2024 that will be used by the third-party manufacturers to build the products. These purchased parts represent most of the raw materials in inventory at March 31, 2025 and December 31, 2024.

The following table presents the components of the Company’s prepaid expenses and other current assets:

	March 31, 2025	December 31, 2024
Deposits for inventory	$2,805	$2,697
Other	1,913	1,865
	$4,718	$4,562

The following table presents the components of the Company’s accrued liabilities:

	March 31, 2025	December 31, 2024
Customer allowances	$5,355	$11,421
Contract fulfillment liabilities	3,205	2,939
Inventory received, not billed	2,037	1,563
Employee-related liabilities	2,024	2,247
Other	2,497	2,722
	$15,118	$20,892

Receivables Financing Agreement

On September 23, 2024, the Company entered into an invoice purchase agreement (the “Receivables Financing Agreement”) with LS DE LLC (“LS”), pursuant to which LS will provide receivables factoring to the Company. Pursuant to the terms of the Receivables Financing Agreement, LS will advance 80% of the face value of the receivables being sold by the Company, up to a maximum of $2,500 of eligible customer invoices from the Company. In consideration of the advances, LS is entitled to receive (i) an invoice purchase fee equal to 0.20% of the face amount of each purchased invoice payable at the time of the purchase and (ii) a daily funds usage fee equal to 0.0388%, payable monthly in arrears on the last day of each month. Under the agreement, the Company must repurchase any invoices that LS deems to be uncollectible or no longer qualify as an Eligible Account, as defined in the Receivables Financing Agreement. The Company is accounting for this transaction as a secured borrowing and recognizes a factoring liability for any advances until the accounts receivables are collected. As of March 31, 2025, and December 31, 2024, there was $642 and $591, respectively, outstanding under the Receivables Financing Agreement, which is included in Accrued Liabilities in the Condensed Consolidated Balance Sheets.

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

NOTE 4 —Promissory Note

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

The Note

The Note carries an original issue discount of $270, and the Company agreed to pay $30 to the Lender to cover its legal fees, accounting costs, due diligence, monitoring, and other transaction costs, each of which was deducted from the proceeds of the Note received by the Company resulting in a purchase price of $3,000 received by the Company. The Company incurred additional issuance costs of approximately $210, which consisted of legal costs and placement fees.

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

Commencing six months after the date of issuance of the Note and at any time thereafter until the Note is paid in full, the Lender will have the right to redeem up to $330 under the Note per calendar month. The Company must pay the redeemed amount in cash within three trading days of receiving a redemption notice. On three separate occasions and not more than once every 90 calendar days, the Company may defer any redemptions the Lender could otherwise make during a calendar month, provided, however, that each deferral increases the outstanding balance of the Note by 1%.

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

The following table presents the components of the net carrying amount of the Note as of March 31, 2025:

Principal	$3,300
Less: unamortized debt discount and debt issuance costs	(469)
$2,831
Current portion	$2,265
Long-term portion	$566

The effective interest rate on the Note was 24.5% for the period from the date of issuance through March 31, 2025. The following table sets forth total interest expense recognized related to the Note:

Three Months Ended March 31, 2025
Contractual interest expense	$30
Amortization of debt discount	19
Amortization of debt issuance costs	22
$71

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

The Company has no obligation to sell shares under the Sales Agreement, but it may do so from time to time. During the three months ended March 31, 2025, a total of 1,349,840 shares of common stock were sold under the Sales Agreement for net proceeds of $3,731 after payment of commission fees and other related expenses of $119. Additional shares of the Company’s common stock were sold after March 31, 2025. See Note 11, Subsequent Events.

NOTE 6 — Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended
	March 31,
	2025	2024
Cost of revenues	$2	$12
Research and development	2	7
Sales and marketing	65	86
General and administrative	221	219
	$290	$324

Stock-based compensation in Cost of Revenues relates to employees who focus on supply chain management.

Stock Options

Stock option activity for the three months ended March 31, 2025, is set forth in the table below:

	Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value*
Outstanding at January 1, 2025	755,494	$6.48
Granted	—	—
Exercised	—	—
Forfeited and Expired	(35,319)	4.69
Outstanding at March 31, 2025	720,175	$6.57	8.00	$—
Vested and Expected to Vest at March 31, 2025	720,175	$6.57	8.00	$—
Exercisable at March 31, 2025	360,950	$7.83	7.53	$—

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of March 31, 2025, there was approximately $1,262 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.63 years.

Restricted Stock Units

Restricted Stock Unit (“RSU”) activity for the three months ended March 31, 2025, is set forth in the table below:

RSUs
Outstanding at January 1, 2025	67,962
Granted	555,845
Released	(2,149)
Forfeited	—
Outstanding at March 31, 2025	621,658

As of March 31, 2025, there was approximately $1,255 of unamortized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.31 years. Approximately $806 of this unamortized stock-based compensation cost was included in accrued liabilities as of December 31, 2024 and this liability will be released as the related stock-based compensation is recognized.

Additional RSU grants for shares of the Company’s common stock were issued after March 31, 2025, as well as accelerated vesting for all outstanding RSUs. See Note 11, Subsequent Events.

NOTE 7 — Income Taxes

For the three months ended March 31, 2025, and 2024, the Company recorded provisions for income taxes of $132 and $125 respectively. The Company’s effective income tax rate is 22.4% for the three months ended March 31, 2025, compared to negative 4.5% for the three months ended March 31, 2024. The Company’s effective tax rate for the three months ended March 31, 2025 differs from the tax rate for the three months ended March 31, 2024 due to the Company reporting consolidated pretax book income for the three months ended March 31, 2025, and a consolidated pretax book loss for the three months ended March 31, 2024, for which the Company could not report a tax benefit due to the Company’s full valuation allowance in the U.S.

The Company’s material income tax jurisdictions are the United States (federal and California), China and India. As a result of net operating loss and credit carryforwards, the Company is subject to audit for tax years 2017 and forward for federal and 2015 and forward for California purposes. The China and India tax years are open under the statute of limitations from 2014 and 2020, respectively, and forward.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2025, the gross amount of unrecognized tax benefits was approximately $1,506. If the Company’s estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

NOTE 8 — Commitments and Contingencies

Purchase Commitments — The aggregate amount of noncancelable purchase orders as of March 31, 2025, and December 31, 2024, was approximately $17,057 and $15,753, respectively, and were related to the purchase of inventory and components for the Company’s devices, and certification services.

Royalty payments — The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire between 2025 and 2033. Royalty expense for the three months ended March 31, 2025, and 2024 was $233 and $230, respectively. Royalty expense is included in Cost of Revenues. The Company may be required to pay additional royalties to additional patent holders and technology providers on future products.

General litigation — The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these other matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

AJP and Orbic Litigation

On April 24, 2025, AJP Holding Company, LLC (“AJP”) on behalf of itself and Orbic North America, LLC (“Orbic”), filed a complaint in the Delaware Court of Chancery against the Company and directors Mike Mulica, James Cassano, Peter Liu, and Jack Steenstra (the “Complaint”). The Complaint alleges that the individual defendants breached their fiduciary duties and seeks, among other relief, a declaration to that effect and an injunction prohibiting enforcement of certain provisions of the Company’s amended and restated bylaws (the “Bylaws”) in connection with the purported notice of nomination (the “Notice”) of proposing a competing slate of directors for election at the Company’s 2025 annual meeting, as more fully described in the Complaint.

The Notice was submitted on the evening of Thursday, March 20, 2025—fewer than two business days before the nomination deadline of Saturday, March 22, 2025—and was determined to be deficient for failing to include all information required under the Bylaws.

AJP beneficially owns approximately 21.5% of the Company’s outstanding common stock. Its sole manager, Jeffrey Wang, is a director of the Company. Orbic, which is a competitor of the Company and an affiliate of Reliance Communications, LLC (“Reliance”), exercises full voting control over AJP’s shares pursuant to an irrevocable proxy agreement. The Company and Reliance are currently involved in litigation in the United States District Court for the Eastern District of New York (Case No. 24-CV-4433), in which each party has asserted claims against the other arising out of allegations by Reliance regarding purported intellectual property violations by the Company, which the Company disputes. On March 18, 2025, Orbic, AJP, and certain affiliates filed a Schedule 13D announcing the formation of a group under Section 13 of the Securities Exchange Act of 1934.

Orbic and AJP also filed a motion for expedited proceedings with their complaint. The Delaware Court of Chancery granted the motion for expedited proceedings on May 2, 2025.

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

NOTE 9 — Net Income (Loss) Per Share

The dilutive effect of outstanding RSUs and other contingently issuable shares is reflected in diluted net income per share by application of the treasury stock method. The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share. Amounts for the three months ended March 31, 2024, have been adjusted retrospectively for the Reverse Stock Split.

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income (loss)	$458	$(2,906)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	5,839,764	4,438,131
Net income (loss) per share, basic	$0.08	$(0.65)
Weighted-average shares used in computing net income (loss) per share, diluted	5,868,429	4,438,131
Net income (loss) per share, diluted	$0.08	$(0.65)

The potentially dilutive common shares that were excluded from the calculation of diluted net income (loss) per share because their effect would have been antidilutive are as follows. Share amounts as of March 31, 2024, have been adjusted retroactively for the Reverse Stock Split.

	Three Months Ended
	March 31,
	2025	2024
Shares subject to options to purchase common stock	720,175	516,925
Unvested restricted stock units	—	68,073
Shares subject to warrants to purchase common stock	350,000	1
	1,070,175	584,999

Additional shares of the Company’s common stock were issued after March 31, 2025. See Note 11, Subsequent Events.

NOTE 10 — Entity Level Information

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

The following table details the revenues, significant expenses and other segment items regularly provided to and reviewed by the CODM:

	Three Months Ended
	March 31,
	2025	2024
Revenues	$16,721	$16,776
Less:
Cost of sales	6,639	12,489
Amortization of contract fulfillment assets	933	869
Other cost of sales	793	516
Research and development	1,633	456
Sales and marketing	3,239	2,492
General and administrative, excluding legal fees	2,425	2,390
Legal fees	414	253
Interest expense, net	91	—
Other (income) expense, net	(36)	92
Income tax expense	132	125
Consolidated segment net income (loss)	$458	$(2,906)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$458	$(2,906)

The following table summarizes total net revenues by region based on ship-to destinations:

	Three Months Ended
	March 31,
	2025	2024
United States	$12,768	$7,266
Asia Pacific	529	7,663
Canada	2,382	1,806
Europe and Middle East	1,042	41
	$16,721	$16,776

Long-lived assets, substantially comprised of contract fulfillment assets, located in the United States and Asia Pacific region were $8,843 and $180 as of March 31, 2025, respectively, and $7,384 and $187 as of December 31, 2024, respectively.

Inventory located in the United States and Asia Pacific region was $3,467 and $5,153 as of March 31, 2025, respectively, and $3,383 and $7,238 as of December 31, 2024, respectively.

Concentrations of Revenue Risk— One customer accounted for 60% and 31% of total net revenues for the three months ended March 31, 2025 and 2024, respectively. One additional related party customer accounted for 46% of total net revenues for the three months ended March 31, 2024.

NOTE 11 — Subsequent Events

Subsequent to March 31, 2025, a total of 2,130,437 shares of common stock were sold under the Sales Agreement for net proceeds of $4,497 after payment of commission fees and other related expenses of $139. As of the filing date of this report, the Company has completed its sales of shares of common stock under the Sales Agreement and the ATM program has been terminated.

On April 17, 2025, to promote retention and to incentivize employees’ efforts, the compensation committee of the Board of Directors (the “Board”) approved the acceleration of vesting for all outstanding RSUs. A total of 733,157 RSUs vested as of April 17, 2025. There are no outstanding RSUs as of the filing date of this report.

Shareholder Rights Plan

On April 21, 2025, the Board declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of common stock, par value $0.001 per share, of the Company, and adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of April 21, 2025 (the “Rights Agreement”), by and between the Company and Equiniti Trust Company, LLC, a New York limited liability company, as rights agent. The dividend is payable to stockholders of record of the Company as of the close of business on May 2, 2025.

Each Right will allow its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (the “Preferred Shares”), par value $0.001 per share, for $4.00 (the “Purchase Price”), once the Rights become exercisable. The Purchase Price payable, and the number of Preferred Shares or other securities or other property issuable upon exercise of the Rights will be subject to adjustment from time to time to prevent dilution in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares. The Rights are exercisable only if a person or group acquires 15.5% or more of the Company’s outstanding common stock (an amount of “less than 20%” in the case of a passive institutional investor as described in the Rights Plan), commences tender or exchange offer, or a similar event, as described in detail in the Purchase Agreement.

Additional information regarding the Rights Agreement is contained in a Current Report on Form 8-K filed with the SEC. To date, the adoption of the shareholder rights plan described above had no impact on the financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with “Cautionary Note About Forward-Looking Statements” and our condensed consolidated financial statements and related notes included under Item 1 of this Quarterly Report as well as our most recent Annual Report on Form 10-K for the year ended December 31, 2024 as amended, including Part 1, Item 1A “Risk Factors.”

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

With the primary sales channels in the U.S. and Canada consisting of large wireless carriers, the Company’s customer base is highly concentrated. For the three months ended March 31, 2025, wireless carriers contributed 84% of our total net revenues, 32% of which related to the expiration of customer allowance agreements as three of our legacy phones approach end-of-life, with our top three carrier customers accounting for 74% of our total net revenues, 32% of which related to the expiration of customer allowance agreements. Our rugged smartphones represented 66% of our total net revenues, 30% of which related to the expiration of customer allowance agreements, while feature phones were 29% of our total net revenues, and connected solutions were 4% of our total net revenues.

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

As of the filing date of this report, Sonim is completing the development, testing and certification of new products that it expects to launch in the second or third quarter of 2025 with various carriers.

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

We have no obligation to sell shares under the Sales Agreement, and we have sold shares from time to time. During the three months ended March 31, 2025, a total of 1,349,840 shares of common stock were sold under the Sales Agreement for net proceeds of $3.7 million after payment of commission fees and other related expenses of $0.1 million. Subsequent to March 31, 2025, a total of 2,130,437 shares of common stock were sold under the Sales Agreement for net proceeds of $4.5 million after payment of commission fees and other related expenses of $0.1 million. As of the filing date of this report, the Company has completed its sales of shares of common stock under the Sales Agreement and the ATM program has been terminated.

Receivables Financing Agreement

To improve its liquidity, on September 23, 2024, the Company entered into an invoice purchase agreement (the “Receivables Financing Agreement”) with LS DE LLC (“LS”), pursuant to which LS will provide receivables factoring to the Company, pursuant to which LS will advance 80% of the face value of the receivables being sold by the Company, up to a maximum of $2.5 million of eligible customer invoices from the Company. As of March 31, 2025, there was $0.6 million outstanding under the Receivables Financing Agreement, which is included in Accrued Liabilities in the Condensed Consolidated Balance Sheets. For additional information, refer to Note 1—The Company and Its Significant Accounting Policies to the condensed consolidated financial statements contained within this report under the title “Receivables Financing Agreement.”

Promissory Note

On February 21, 2025, the Company entered into the Purchase Agreement with the Lender pursuant to which the Company issued and sold to the Lender the Note. Starting on August 21, 2025, the Lender may exercise its right to redeem up to $330,000 of the Note per calendar month. If the Lender exercises this right, the Company’s liquidity will decrease. For additional information, refer to Note 4 — Promissory Note to the condensed consolidated financial statements contained within this report.

Macroeconomic Events

Worldwide economic and political uncertainties and negative trends, including tariffs and increasing trade protectionism, inflation, tensions between the U.S. and China, financial and credit market fluctuations, recession risks, labor shortages, supply chain disruptions, political election cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives and potential disruptions from international conflicts and acts of terrorism, have impacted and may continue to impact our business and the business of our customers, while also disrupting sales channels and advertising and marketing activities. See “Part II. Item 1A. Risk Factors” in this Form 10-Q for further discussion of the possible impact of these factors and other risks on our business.

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

Results of Operations

The results of operations for the first quarter of 2025 are not necessarily indicative of the operating results to be expected for the full year or in any future period. Historically, we have experienced higher revenues following the release of new products and start of sales with additional carriers and distributors.

The following tables present key components of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)%
Net revenues	$16,721	$9,118	$7,603	83%
Related party net revenues	—	7,658	(7,658)	(100)%
Total net revenues	16,721	16,776	(55)	—%
Cost of revenues	8,365	13,874	(5,509)	(40)%
Gross profit	8,356	2,902	5,454	188%
Operating expenses
Research and development	1,633	456	1,177	258%
Sales and marketing	3,239	2,492	747	30%
General and administrative	2,839	2,643	196	7%
Total operating expenses	7,711	5,591	2,120	38%
Income (loss) from operations	645	(2,689)	3,334	(124)%
Interest expense, net	(91)	—	(91)	N/A
Other income (expense), net	36	(92)	128	(139)%
Income (loss) before income taxes	590	(2,781)	3,371	(121)%
Income tax expense	(132)	(125)	(7)	6%
Net income (loss)	$458	$(2,906)	$3,364	(116)%

Total Net Revenues

Total net revenues for the three months ended March 31, 2025, decreased slightly by $0.1 million compared to 2024. The three months ended March 31, 2025, included $5.3 million related to the expiration of customer allowance agreements as three of our legacy phones approach end-of-life. The three months ended March 31, 2024, included $7.7 million in revenue from white label products sold to a related party. We discontinued our white label program during the first quarter of 2024. Sales of our feature phones increased $1.5 million period over period and hotspot sales from products that were launched after the first quarter of 2024 were $0.7 million in 2025. Excluding the impact of the expiration of customer allowance agreements mentioned above, we expect revenue to increase significantly in the second quarter of 2025 due to increasing sales of our hotspots in the U.S. and our phones in EMEA.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2025, decreased by $5.5 million as compared to 2024. The first quarter of 2024 included white label phones with cost of revenues of $7.2 million. The decrease resulting from the loss of this revenue was partially offset by higher cost of revenues in the first quarter 2025 because of higher revenue from feature phones and hotspots.

Gross Profit and Margin

Gross profit for the three months ended March 31, 2025, increased by $5.5 million compared to 2024 because of the $5.3 million adjustment to revenue from the expiration of customer allowance agreements in the first quarter of 2025. Gross margin for the three months ended March 31, 2025, was 50%, which reflects the positive impact from the expiration of customer allowance agreements that has no related cost of sales, compared to 17% in the first quarter of 2024, which reflects the negative impact of white label products that had a gross margin of approximately 6%.

Research and Development

R&D expenses for the three months ended March 31, 2025, increased by $1.2 million compared to 2024, primarily due to there being limited R&D projects during the first half of 2024. In 2025 R&D expenses were primarily from internal work on the development of new variants of our XP Pro, including a version with a thermal camera, the HPUE hotspot, the XP400 phone for Europe, and the updated 5G version of our XP3plus. In the second quarter of 2025 we expect to continue to incur R&D expenses for these products.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2025, increased by $0.7 million compared to 2024 primarily due to an increase in marketing spend to support new products in 2025, compliance work for Europe, as well as an increase in compensation primarily related to sales in Europe.

General and Administrative

General and administrative expenses for the three months ended March 31, 2025, increased by $0.2 million compared to 2024 primarily due to an increase in legal expenses.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, and through the issuance of debt. During the first quarter of 2025 we received net proceeds of $3.5 million from the sale of our stock through our ATM program, and we received net proceeds of $2.8 million from the issuance of the Note.

During the three months ended March 31, 2025, we reported net income of $0.5 million and used $9.6 million in operating cash flow. As of March 31, 2025, our principal source of liquidity consisted of cash and cash equivalents totaling $2.1 million. Subsequent to March 31, 2025, we have received $4.5 million in proceeds from the sale of equity through our ATM program. We also have access to up to $2.5 million under our Receivables Financing Agreement. We plan to continue to leverage multiple sources of liquidity to maintain flexibility in regard to meeting our capital needs. We expect these sources of liquidity to be sufficient to offset any future operating losses and to fund the development of new products over the next year. Increased revenue from new products is expected to further improve cash flow over the next year. We expect to meet all obligations with existing cash and operating cash flow for a period of at least one year from the date of release of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(9,606)	$(168)
Net cash used in investing activities	—	(30)
Net cash provided by financing activities	6,378	53
Net decrease in cash and cash equivalents	$(3,228)	$(145)

Cash flows from operating activities

For the three months ended March 31, 2025, cash used in operating activities was $9.6 million, primarily attributable to net cash used in a change in net operating assets and liabilities of $6.1 million and net income of $0.5 million, excluding net non-cash operating activity of $4.0 million. The change in net operating assets and liabilities was primarily due to net payments made on accounts payable and an increase in contract fulfillment assets, which are capitalized costs for product certifications, partially offset by a decrease in inventory. Non-cash charges primarily consist of $5.3 million related to the expiration of customer allowance agreements, $1.1 million in depreciation and amortization and $0.3 million for stock-based compensation.

For the three months ended March 31, 2024, cash used in operating activities was $0.2 million, primarily attributable to a net loss of $2.9 million, partially offset by net cash provided by a change in our operating assets and liabilities of $1.5 million and net non-cash charges of $1.3 million. The change in net operating assets and liabilities was primarily due to a decrease in accounts receivable and inventory, partially offset by an increase in contract fulfillment assets. Non-cash charges primarily consist of $0.9 million in depreciation and amortization and $0.3 million for stock-based compensation.

Cash flows from investing activities

For the three months ended March 31, 2025, and 2024, there were no significant investing activities.

Cash flows from financing activities

For the three months ended March 31, 2025, the Company received $3.5 million in cash, net of issuance costs, from ATM sales, as well as $2.8 million in net proceeds from the issuance of the Note.

For the three months ended March 31, 2024, there were no significant financing activities.

Material Cash Requirements

There have been no material changes to our material cash requirements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our consolidated financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2024, that have had a material impact on our condensed consolidated financial statements and related notes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 8 — Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below.

The risk factor titled “We may become a ‘controlled company’ within the meaning of the applicable rules of Nasdaq and, as a result, may qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements” is deleted in its entirety.

The risk factor titled “Changes in U.S. trade policy, including the imposition of tariffs and restrictions and the resulting consequences, may have a material adverse impact on our business, operating results, and financial condition” is amended and restated as follows:

Changes in U.S. trade policy, including the imposition of tariffs and restrictions and the resulting consequences, may have a material adverse impact on our business, operating results, and financial condition.

We cannot predict what changes to trade policy will be made, or the economic impact that changes to trade policy will have, including significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured abroad, including China and other countries, and the length of time such tariffs may remain in place, or whether the entry into new bilateral or multilateral trade agreements will occur. As of the filing date of this prospectus, the U.S. has imposed tariffs on foreign imports into the United States, including, most relevant to us, an additional 145% tariff on all imports from China, provided, that an exemption was granted to smartphones and certain other items. These tariffs may further increase the cost of our products and could negatively impact our results of operations. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of additional tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, or other trade matters. Although the ultimate scope and timing of any such actions is currently indeterminable, if implemented, they could have a material impact on our financial condition and results of operations. If further tariffs are imposed on a broader range of imports, further retaliatory trade measures are taken by various countries in response to tariffs, or efforts are made to withdraw from or substantially modify such agreements, then we may be required to raise our prices or incur additional expenses.

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

The risk factor titled “Our business and operations could be negatively affected if we become subject to stockholder activism or hostile bids, which could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price” is amended and restated as follows:

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

In January 2025, Orbic North America, LLC (“Orbic”), an affiliate of a competitor currently engaged in intellectual property litigation against us, announced an “agreement in principle” with AJP Holding Company, LLC (“AJP”), our largest stockholder, to acquire a portion of AJP’s shares. AJP is controlled by our director Jeffrey Wang, who beneficially owns approximately 21.5% of our outstanding common stock. Following this announcement, our board formed a Special Committee to evaluate strategic alternatives. Thereafter, AJP, Orbic, and their affiliates formed a group pursuant to Section 13 of the Exchange Act (the “Orbic Group”), and Orbic entered into an irrevocable proxy agreement granting it control over all of AJP’s voting power. The Orbic Group submitted a purported acquisition proposal and a purported notice to nominate an alternative slate of director candidates for election at our 2025 annual meeting (the “Notice”). Our board rejected the Notice as deficient, and AJP and Orbic subsequently initiated litigation against the Company and all of our directors except for Mr. Wang, as described in “Note 8 — Commitments and Contingencies” to our Condensed Consolidated Unaudited Financial Statements.

Responding to such actions by activist stockholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our board of directors. If AJP and Orbic are successful in the litigation and proxy contest, they could gain control of our board of directors, potentially pursuing actions advanced by our competitor that conflict with our long-term strategic objectives. Actions of AJP and Orbic may also discourage or deter a potential acquirer of Sonim from considering Sonim as a desirable acquisition target. The presence of an activist stockholder or the perception of a potential hostile takeover may create uncertainty regarding our future direction, strain relationships with business partners, and impact our ability to attract and retain key personnel. In fact, Sonim has already had to dispel market rumors regarding potential hostile actions by Orbic, which has required management’s time and effort.

The risk factor titled “We are required to meet the Nasdaq continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.” is amended and restated as follows:

We are required to meet the Nasdaq continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

We are required to meet the continued listing requirements of the Nasdaq and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share (which we previously failed to meet resulting in two reverse stock splits in a five-year period in order to regain compliance) and either a minimum stockholders’ equity of $2,500,000, or a minimum market value of our common stock of at least $35,000,000. If we do not meet these continued listing requirements, our common stock could be delisted. We have a history of receiving deficiency letters from Nasdaq.

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

The risk factor titled “Some provisions of Delaware law and our certificate of incorporation and bylaws may delay or prevent a change in control and may discourage bids for our common stock at a premium over its market price” is amended and restated as follows:

Some provisions of Delaware law and our certificate of incorporation and bylaws and the adoption of the rights plan may delay or prevent a change in control and may discourage bids for our common stock at a premium over its market price.

Our certificate of incorporation and bylaws provide for, among other things:

●	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

●	advance notice requirements for stockholder proposals; and

●	certain limitations on convening special stockholder meetings.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their common stock over then current market prices. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions than you desire.

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

Additionally, in April of 2025, we entered into the Rights Agreement, which was previously approved by our board. In connection with the Rights Agreement, a dividend was declared of one preferred stock purchase right for each share of the Common Stock of the Company outstanding at the Record Date (individually, a “Right” and collectively, the “Rights”). In general terms, the Rights Agreement imposes a significant penalty upon any person or group that acquires beneficial ownership of 15.5% (or, in the case of passive institutional investors, an amount of “less than 20%”) or more of the outstanding shares of Common Stock without the approval of the Board. The Rights will expire on April 21, 2026

The Rights Agreement could have the effect of discouraging, delaying or preventing a change in management or control over us. While there is no plan to do so at this time, our board may choose to extend the current Rights Agreement or adopt a new rights agreement in the future.

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

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021.	8-K	001-38907	3.1	September 15, 2021

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective July 17, 2024	8-K	001-38907	3.1	July 18, 2024

3.4	Amended and Restated Bylaws of Sonim Technologies, Inc., as amended and restated as of June 14, 2024	8-K	001-38907	3.1	June 14, 2024

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 21, 2025	8-K	001-38907	3.1	April 21, 2025

4.1	Promissory note dated as of February 21, 2025	8-K	001-38907	4.1	February 21, 2025

4.2	Rights Agreement, dated as of April 21, 2025, by and between Sonim Technologies Inc. and Equiniti Trust Company, LLC, which includes the form Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C	8-K	001-38907	4.1	April 21, 2025

10.1†	Sonim Technologies, Inc. 2019 Equity Incentive Plan, as amended and restated as of January 1, 2025, and forms of agreements thereunder	S-8	333-284211	99.1	January 10, 2025

10.2	Note Purchase Agreement, dated as of February 21, 2025, by and between Sonim Technologies, Inc. and Streeterville Capital, LLC	8-K	001-38907	10.1	February 21, 2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Indicates a management contract or compensatory plan or arrangement

#	Portions of this exhibit have been redacted in compliance with Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIM TECHNOLOGIES, INC.

Date: May 12, 2025	By:	/s/ Hao Liu
Hao (Peter) Liu
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

