Form 10-Q
period 2025-06-30
SONIM TECHNOLOGIES INC
filed 2025-08-08
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

On August 1, 2025, there were 17,738,905 shares of the registrant’s common stock, par value $0.001, outstanding.

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

(ii)	Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the statements with regard to the future changes to our business and our expectations regarding our strategy, our strategic alternatives search process and vision of the future of the company, future cash requirements, assessment of our liquidity, the availability, uses, sufficiency, and cost of capital resources, and sources of funding, and future products, services, and technologies; and

(iii)	Part I, Item 4. “Controls and Procedures,” including the description of limitations on effectiveness of controls and procedures.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	our ability to meet expectations regarding the timing and completion of the declared strategic initiatives to return value to stockholders;

●	our ability to complete the asset purchase agreement and the consequences if we fail to do so;

●	our ability to identify a suitable reverse merger target and successfully negotiate and consummate a transaction;

●	the availability of cash on hand and other sources of liquidity to fund our operations and grow our business;

●	our ability to compete effectively depends on multiple factors and we may not be able to continue to develop solutions to address user needs effectively;

●	risks associated with potential hostile takeover attempts or shareholder activism, which may divert management’s attention, jeopardize strategic initiatives, and require significant resources;

●	we may be negatively impacted by changes in U.S. trade policy, including the imposition of tariffs;

●	we may not be able to continue to develop solutions to address user needs effectively, including our next-generation products, which could materially adversely affect our liquidity and our ability to continue operations;

ii

●	a small number of customers account for a significant portion of our revenue;

●	failure to meet the Nasdaq’s continued listing requirements and other Nasdaq rules could adversely affect the price of our common stock and make it more difficult for us to sell securities in a future financing or for you to sell our common stock;

●	the financial and operational projections that we may provide from time to time are subject to inherent risks;

●	our ability to incorporate emerging technologies into our new consumer products given the lengthy development cycle;

●	our ability to adapt to shortened customer lead times and tightened inventory controls from our key customers;

●	we are materially dependent on some customer relationships that are characterized by product award letters and the loss of such relationships could harm our business and operating results;

●	our quarterly results may vary significantly from period to period;

●	we rely primarily on third-party contract manufacturers and partners;

●	if our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims;

●	we are required to undergo a lengthy customization and certification process for each wireless carrier customer;

●	we are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel;

●	we face risks related to the impact of various economic, political, environmental, social, and market events beyond our control that can impact our business and results of operations; and

●	other risks and uncertainties described in this Quarterly Report, our most recent Annual Report on Form 10-K, and our other filings with the SEC.

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

iii

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$2,006	$5,343
Accounts receivable, net	2,870	4,339
Non-trade receivable	6,967	7,119
Related party receivable	181	181
Inventory	9,889	10,621
Prepaid expenses and other current assets	5,210	4,562
Total current assets	27,123	32,165
Property and equipment, net	161	227
Contract fulfillment assets	8,014	6,399
Other assets	780	948
Total assets	$36,078	$39,739
Liabilities and stockholders’ equity (deficit)
Accounts payable	$20,583	$22,848
Accrued liabilities	12,163	20,892
Promissory note, net, current portion	2,916	—
Total current liabilities	35,662	43,740
Income tax payable	1,750	1,699
Total liabilities	37,412	45,439
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Common stock, $0.001 par value per share; 100,000,000 shares authorized; and 10,338,905 and 4,983,868 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively	10	5
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively	—	—
Additional paid-in capital	289,281	277,903
Accumulated deficit	(290,625)	(283,608)
Total stockholders’ equity (deficit)	(1,334)	(5,700)
Total liabilities and stockholders’ equity (deficit)	$36,078	$39,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenues	$11,190	$11,516	$27,911	$20,634
Related party net revenues	—	—	—	7,658
Total net revenues	11,190	11,516	27,911	28,292
Cost of revenues	10,345	8,547	18,710	22,421
Gross profit	845	2,969	9,201	5,871
Operating expenses
Research and development	909	557	2,542	1,013
Sales and marketing	3,445	3,219	6,684	5,711
General and administrative	3,223	2,446	6,062	5,089
Impairment of contract fulfillment assets	—	3,217	—	3,217
Total operating expenses	7,577	9,439	15,288	15,030
Income (loss) from operations	(6,732)	(6,470)	(6,087)	(9,159)
Interest expense, net	(389)	(17)	(480)	(17)
Other expense, net	(215)	(92)	(179)	(184)
Income (loss) before income taxes	(7,336)	(6,579)	(6,746)	(9,360)
Income tax expense	(139)	(37)	(271)	(162)
Net income (loss)	$(7,475)	$(6,616)	$(7,017)	$(9,522)
Net income (loss) per share:
Basic	$(0.79)	$(1.41)	$(0.91)	$(2.09)
Diluted	$(0.79)	$(1.41)	$(0.91)	$(2.09)
Weighted-average shares used in computing net income (loss) per share:
Basic	9,510,601	4,685,352	7,685,323	4,561,741
Diluted	9,510,601	4,685,352	7,685,323	4,561,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended June 30, 2024	Shares (*)	Amount	Capital	Deficit	Equity
Balance at April 1, 2024	4,439,367	$4	$272,701	$(252,866)	$19,839
Issuance of common stock upon exercise of stock options and settlement of restricted stock units, net of taxes withheld	37,725	1	(1)	—	—
Taxes withheld on net settled vesting of restricted stock units	—	—	(5)	—	(5)
Issuance of common stock, net of issuance costs	350,000	4	3,780	—	3,784
Stock-based compensation	—	—	472	—	472
Impact of retroactively adjusted reverse stock split	—	(4)	4	—	—
Net loss	—	—	—	(6,616)	(6,616)
Balance at June 30, 2024	4,827,092	$5	$276,951	$(259,482)	$17,474

	Common stock		Additional Paid-in	Accumulated	Stockholders’ Equity
For the Three Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	(Deficit)
Balance at April 1, 2025	6,333,657	$6	$282,065	$(283,150)	$(1,079)
Issuance of common stock upon settlement of restricted stock units	771,811	—	—	—	—
Issuance of common stock, net of issuance costs	3,233,437	4	5,411	—	5,415
Stock-based compensation related to 2024 bonus accrual	—	—	879	—	879
Stock-based compensation	—	—	926	—	926
Net loss	—	—	—	(7,475)	(7,475)
Balance at June 30, 2025	10,338,905	$10	$289,281	$(290,625)	$(1,334)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Six Months Ended June 30, 2024	Shares (*)	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	4,426,867	$4	$272,324	$(249,960)	$22,368
Issuance of common stock upon exercise of stock options and settlement of restricted stock units, net of taxes withheld	50,225	1	52	—	53
Taxes withheld on net settled restricted stock units	—	—	(5)	—	(5)
Issuance of common stock, net of issuance costs	350,000	4	3,780	—	3,784
Stock-based compensation	—	—	796	—	796
Impact of retroactively adjusted reverse stock split	—	(4)	4	—	—
Net loss	—	—	—	(9,522)	(9,522)
Balance at June 30, 2024	4,827,092	$5	$276,951	$(259,482)	$17,474

	Common stock		Additional Paid-in	Accumulated	Stockholders’ Equity
For the Six Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2025	4,983,868	$5	$277,903	$(283,608)	$(5,700)
Issuance of common stock upon settlement of restricted stock units	773,960	—	—	—	—
Issuance of common stock, net of issuance costs	4,581,077	5	8,947	—	8,952
Stock-based compensation related to 2024 bonus accrual	—	—	1,215	—	1,215
Stock-based compensation	—	—	1,216	—	1,216
Net loss	—	—	—	(7,017)	(7,017)
Balance at June 30, 2025	10,338,905	$10	$289,281	$(290,625)	$(1,334)

(*)	Adjusted retroactively to reflect the 1-for-10 reverse stock split that became effective on July 17, 2024, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,017)	$(9,522)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,852	1,725
Stock-based compensation	1,216	796
Release of customer allowance liability	(5,490)	—
Impairment of contract fulfillment assets	1,084	3,217
Other	36	132
Changes in operating assets and liabilities:
Accounts receivable	1,330	5,862
Non-trade receivable	152	(1,237)
Related party receivable	—	(2,647)
Inventory	986	1,695
Prepaid expenses and other current assets	(589)	(1,397)
Contract fulfillment assets	(4,383)	(3,673)
Other assets	(18)	(177)
Accounts payable	(2,265)	625
Accrued liabilities	(1,433)	1,062
Income tax payable	51	(21)
Net cash used in operating activities	(14,488)	(3,560)
Cash flows from investing activities:
Purchase of property and equipment	—	(69)
Net cash used in investing activities	—	(69)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	8,952	3,784
Proceeds from promissory note, net of issuance costs	2,790	—
Repayments of short-term borrowings	(591)	—
Proceeds from stock option exercises, net of taxes paid on vested restricted stock units	—	48
Net cash provided by financing activities	11,151	3,832
Net decrease in cash and cash equivalents	(3,337)	203
Cash and cash equivalents at beginning of period	5,343	9,397
Cash and cash equivalents at end of period	$2,006	$9,600
Supplemental disclosure of cash flow information:
Cash paid for interest	$241	$17
Cash paid for income taxes	$28	$12
Non-cash activities:
Receivables transferred to satisfy payables (Note 3)	$—	$11,308
Accrued bonus settled in equity	$1,215	$—

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

During the second half of 2024 and through the filing date of this report, the Company launched the following products:

●	Sonim H500-series of 5G mobile hotspots available at Verizon and Verizon Frontline Verified, UScellular, and Bell in North America, as well as at select carriers and through the Company’s distribution partners in Europe;

●	Sonim MegaConnect, the world’s first 5G High Powered User Equipment (HPUE) rugged mobile hotspot, available at AT&T Business and FirstNet® in the United States, and is also FirstNet Trusted;

●	Sonim H100 4G mobile hotspot available through Telia Finland and distribution partners in Europe;

●	XP100 4G and XP400 5G professional rugged phones available through Deutsche Telekom in Germany and distribution partners in Europe and South Africa;

●	XP Pro 5G rugged smartphone available through Verizon and Verizon Frontline Verified, AT&T and FirstNet Ready, and T-Mobile and certified for T-Priority in the United States, Bell, Telus, Rogers, and SaskTel in Canada, and through select distributors in Europe the Middle East, and Africa;

●	XP Pro Thermal 5G rugged smartphone available in Europe, the Middle East, and Africa through select distributors; and

●	XP3plus 5G rugged flip phone available through T-Mobile and certified for T-Priority.

Additionally, the XP10 is available through the Company’s distribution partners in EMEA and Australia. Most of these products are supported by the SonimWare™ platform and enterprise services. In the first half of 2025, all of the Company’s new products that launched with tier-one carriers in the United States included a certification associated with carrier first responder initiatives, including FirstNet Ready, FirstNet Trusted, Verizon Frontline Certified, and T-Mobile certified for T-Priority. In the first half of 2025 the Company also announced the upcoming launch and availability of the XP Pro Thermal 5G smartphone for Europe which includes an SDK-enabled Sonim IRIS software for custom application development and an integrated thermal camera by FLIR® that benefits a number of vertical trades such as electricians, plumbers, public safety, construction, agriculture, amongst others.

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

Proposed Transaction with Social Mobile and Announced Strategic Initiatives

As further described in Note 11, Subsequent Events, below, on July 17, 2025, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) by and among the Company, as seller, Pace Car Acquisition LLC, as buyer, (the “Buyer”), the Seller Representative named in the Asset Purchase Agreement, and, Social Mobile Technology Holdings LLC (the “Parent”), solely for the purpose of guaranteeing complete payment and performance obligations of the Buyer contained in the Asset Purchase Agreement.

The Asset Purchase Agreement pertains to the sale of substantially all of the Company’s assets. The Company also announced a strategic initiative to pursue a potential reverse takeover transaction in addition to the consummation of the asset sale, with the objective of maximizing stockholder value. This transaction would allow the public vehicle to continue as a reporting entity under a new name and trading symbol, and with a new business focus.

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

Liquidity and Ability to Continue as a Going Concern

The Company’s condensed consolidated financial statements account for the continuation of its business as a going concern. The Company is subject to the risks and uncertainties associated with the development and release of new products. The Company’s principal sources of liquidity as of June 30, 2025, consist of existing cash and cash equivalents of $2,006. Subsequent to June 30, 2025, the Company received net proceeds of approximately $4,800 from the sale of shares through its public offering and net proceeds of approximately $2,320 from the sale of a promissory note, as well as entered into an additional receivables financing agreement for international receivables, which gives the Company access to up to €3,000 (see Note 11, Subsequent Events, for additional details). The Company believes that it can meet its obligations over the next twelve months following the filing date of this report with cash at June 30, 2025 and with the cash that was raised subsequent to June 30, 2025.

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

Related Party Transactions

Effective December 15, 2023, in the ordinary course of business, the Company entered into an agreement pursuant to which the Company would execute various statements of work and sell white label phones under the ODM model arrangement with a then-related party, in which a family member of the Company’s then-director, Jeffrey Wang, holds indirect interest of approximately 40% (the “ODM Arrangement”). Pursuant to the ODM Arrangement, the Company consummated various transactions during the first quarter of 2024.

On April 1, 2025, the Company signed an agreement with a then-related party, in which a family member of the Company’s then-director, Jeffrey Wang, holds an indirect interest of approximately 40%, to purchase parts and components to be used in the manufacturing of the company’s products for the aggregate amount of approximately $1,000. The agreement was executed in the ordinary course of business. During the three months ended June 30, 2025, the Company purchased approximately $496 in raw materials under this agreement.

Subsequent to June 30, 2025, shareholders did not re-elect Jeffrey Wang as a director at the Company’s Annual Meeting.

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

NOTE 2 — Revenue Recognition

The Company recognizes revenue primarily from the sale of products, including mobile phones, connected devices, and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three and six months ended June 30, 2025, and 2024, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific model phones. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

The Company maintains agreements with certain customers that include provisions for product allowances under specific conditions. Accruals for these agreements are based on available customer-specific data or, when such data is not available, relevant historical trends. These costs are recognized as a reduction to revenue. Based on the terms of these agreements, any unused accruals are released and recognized as revenue. For the three and six months ended June 30, 2025, the Company finalized agreements which resulted in the reduction of accruals by approximately $219 and $5,490, respectively, which was recognized as revenue.

Disaggregation of revenue

The following table presents total net revenues disaggregated by product category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Smartphones	$4,836	$6,372	$15,868	$11,953
Feature Phones	3,836	4,711	8,646	8,059
Connected Solutions	2,248	—	2,937	—
White Label Products (ODM Model) (Related Party)	—	—	—	7,658
Accessories and Other	270	433	460	622
	$11,190	$11,516	$27,911	$28,292

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

The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40, Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs over the estimated period of time they are expected to be recovered, which is typically three to four years, the estimated life of a particular product model. As of June 30, 2025, and December 31, 2024, the net contract fulfillment assets were $8,014 and $6,399, respectively.

If the Company determines that such contract fulfillment costs are not expected to be recovered, it records an impairment in the period such determination is made. During the three months ended June 30, 2024, the Company recorded an impairment of contract fulfillment assets of $3,217 due to a decrease in projected profit of one of its hotspots and the cancellation of a consumer durable product. During the three months ended June 30, 2025, the Company recorded an impairment of contract fulfillment assets of $1,084 due to the end of life of a legacy smartphone, which is included in cost of revenues in the Condensed Consolidated Statements of Operations.

NOTE 3 — Significant Balance Sheet Components

The following table presents the components of the Company’s accounts receivable, net:

	June 30, 2025	December 31, 2024
Trade receivables	$5,576	$6,906
Allowance for credit losses	(2,706)	(2,567)
	$2,870	$4,339

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

Three customers account for 27%, 16%, and 11% of accounts receivable, net, at June 30, 2025. Three customers account for 33%, 24%, and 12% of accounts receivable, net, at December 31, 2024.

In October 2023, the Company stopped sales of the white label products to its customer as the product reached the end of its life cycle. In February 2024, an agreement was executed that transferred $11,308 of the receivables to the manufacturer of the white label products in exchange for relieving the Company of a $11,308 accounts payable liability.

The following table presents the components of the Company’s inventory:

	June 30, 2025	December 31, 2024
Devices – for resale	$2,943	$4,633
Raw materials	6,344	5,598
Accessories	602	390
	$9,889	$10,621

For certain new products, the Company began purchasing raw materials in 2024 that will be used by the third-party manufacturers to build the products. These purchased parts represent most of the raw materials in inventory at June 30, 2025 and December 31, 2024.

The following table presents the components of the Company’s prepaid expenses and other current assets:

	June 30, 2025	December 31, 2024
Deposits for inventory	$3,436	$2,697
Other	1,774	1,865
	$5,210	$4,562

The following table presents the components of the Company’s accrued liabilities:

	June 30, 2025	December 31, 2024
Customer allowances	$4,502	$11,421
Contract fulfillment liabilities	2,153	2,939
Inventory received, not billed	2,076	1,563
Employee-related liabilities	750	2,247
Other	2,682	2,722
	$12,163	$20,892

Receivables Financing Agreement

On September 23, 2024, the Company entered into an invoice purchase agreement (the “Receivables Financing Agreement”) with LS DE LLC (“LS”), pursuant to which LS will provide receivables factoring to the Company. Pursuant to the terms of the Receivables Financing Agreement, LS will advance 80% of the face value of the receivables being sold by the Company, up to a maximum of $2,500 of eligible customer invoices from the Company. In consideration of the advances, LS is entitled to receive (i) an invoice purchase fee equal to 0.20% of the face amount of each purchased invoice payable at the time of the purchase and (ii) a daily funds usage fee equal to 0.0388%, payable monthly in arrears on the last day of each month. Under the agreement, the Company must repurchase any invoices that LS deems to be uncollectible or no longer qualify as an Eligible Account, as defined in the Receivables Financing Agreement. The Company is accounting for this transaction as a secured borrowing and recognizes a factoring liability for any advances until the accounts receivables are collected. As of December 31, 2024, there was $591 outstanding under the Receivables Financing Agreement, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2025, there were no borrowings outstanding under the Receivables Financing Agreement.

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

NOTE 4 — Promissory Note

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

Since the Note remained outstanding on the 90-day anniversary of the issuance, the Company incurred a one-time monitoring fee of approximately $595 during the three months ended June 30, 2025, which is included in other expense, net, in the Condensed Consolidated Statements of Operations and accrued liabilities in the Condensed Consolidated Balance Sheets.

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

The following table presents the components of the net carrying amount of the Note as of June 30, 2025:

Principal	$3,300
Less: unamortized debt discount and debt issuance costs	(384)
$2,916
Current portion	$2,916
Long-term portion	$—

The effective interest rate on the Note was 22.6% for the period from the date of issuance through June 30, 2025. The following table sets forth total interest expense recognized related to the Note:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Contractual interest expense	$76	$106
Amortization of debt discount	45	64
Amortization of debt issuance costs	40	62
	$161	$232

Subsequent to June 30, 2025, the Company entered into an additional note purchase agreement. See Note 11, Subsequent Events.

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

On May 12, 2025, the Company closed on a capital investment of 1,100,000 shares of common stock and 550,000 warrants with two investors for an aggregate purchase price of $1,375. In connection with the closing, the Company incurred approximately $169 in issuance costs, which was offset against the proceeds.

Each warrant has an exercise price of $1.3864 per share, is immediately exercisable, will expire in five years from the date of issuance, and is subject to customary adjustments for certain transactions affecting the Company’s capitalization. The warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the investor subsequent to the exercise exceeds the specified beneficial ownership limitation provided therein (which is currently 9.99% and 4.99% and may be adjusted upon advance notice).

ATM Offering

On August 6, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”). Pursuant to the Sales Agreement, the Company may sell, at its option, shares of common stock through Roth, as sales agent. Sales of shares of the Company’s common stock made pursuant to the Sales Agreement are being made under the Registration Statement on Form S-3 filed on April 9, 2024 (File No. 333-278577), which was declared effective by the SEC on May 3, 2024. Subject to the terms and conditions of the Sales Agreement, Roth may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act. Roth will be entitled to compensation at a commission rate of 3% of the gross sales price per share sold through it under the Sales Agreement. The Company agreed to provide Roth with customary indemnification and contribution rights, including for liabilities under the Securities Act. In addition, the Company is required to reimburse Roth for certain specified expenses in connection with entering into the Sales Agreement.

The Company has no obligation to sell shares under the Sales Agreement, but it may do so from time to time. During the three and six months ended June 30, 2025, a total of 2,130,437 and 3,480,277 shares of common stock, respectively, were sold under the Sales Agreement for net proceeds of $4,498 and $8,229, respectively, after payment of commission fees and other related expenses of $139 and $258, respectively. As of June 30, 2025, the Company has completed its sales of shares of common stock under the Sales Agreement and the ATM program has been terminated.

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

NOTE 6 — Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of revenues	$13	$15	$15	$27
Research and development	12	13	14	20
Sales and marketing	329	104	394	190
General and administrative	572	340	793	559
	$926	$472	$1,216	$796

Stock-based compensation in Cost of Revenues relates to employees who focus on supply chain management.

Stock Options

Stock option activity for the six months ended June 30, 2025, is set forth in the table below:

	Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value*
Outstanding at January 1, 2025	755,494	$6.48
Granted	—	—
Exercised	—	—
Forfeited and Expired	(79,715)	6.72
Outstanding at June 30, 2025	675,779	$6.46	7.83	$—
Vested and Expected to Vest at June 30, 2025	675,779	$6.46	7.83	$—
Exercisable at June 30, 2025	441,674	$7.06	7.62	$—

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of June 30, 2025, there was approximately $973 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.44 years.

Restricted Stock Units

Restricted Stock Unit (“RSU”) activity for the six months ended June 30, 2025, is set forth in the table below:

RSUs
Outstanding at January 1, 2025	67,962
Granted	705,998
Released	(773,960)
Forfeited	—
Outstanding at June 30, 2025	—

NOTE 7 — Income Taxes

For the three months ended June 30, 2025, and 2024, the Company recorded provisions for income taxes of $139 and $37, respectively. For the six months ended June 30, 2025, and 2024, the Company recorded provisions for income taxes of $271 and $162, respectively. The Company’s effective income tax rate is negative 4.0% for the six months ended June 30, 2025, compared to negative 1.7% for the six months ended June 30, 2024. The effective tax rate is higher than the U.S. federal statutory tax rate primarily as a result of the Company’s full valuation allowance in the United States and foreign income taxes paid in China and India.

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

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of June 30, 2025, the gross amount of unrecognized tax benefits was approximately $1,507. If the Company’s estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. With the passing of this tax legislation, the most notable corporate tax issue that impacts the Company is the change to IRC §174. Since 2022, the Company has been required to capitalize U.S. and foreign research and development expenditures in accordance with IRC §174 and amortize those costs over 5 years for U.S. costs and 15 years for foreign costs. The new legislation will no longer require U.S. research and development costs to be capitalized; however, foreign costs will continue to be capitalized and amortized over 15 years. U.S. costs that were capitalized in tax years 2022 through 2024 can be expensed in 2025 or over a two-year period, 2025 and 2026. Since the legislation was enacted subsequent to June 30, 2025, there was no accelerated deduction for prior year U.S. capitalized costs during the period ended June 30, 2025. The Company is currently evaluating the impact the adoption of the OBBBA will have on its condensed consolidated financial statements.

NOTE 8 — Commitments and Contingencies

Purchase Commitments

The aggregate amount of noncancelable purchase orders as of June 30, 2025, and December 31, 2024, was approximately $15,959 and $15,753, respectively, and were related to the purchase of inventory and components for the Company’s devices, and certification services.

Royalty payments

The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire between 2025 and 2033. Royalty expense for the three months ended June 30, 2025, and 2024 was $201 and $252, respectively. Royalty expense for the six months ended June 30, 2025, and 2024 was $434 and $482, respectively. Royalty expense is included in Cost of Revenues. The Company may be required to pay additional royalties to additional patent holders and technology providers on future products.

General litigation

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these other matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

AJP and Orbic Litigation

On April 24, 2025, AJP Holding Company, LLC (“AJP”) on behalf of itself and Orbic North America, LLC (“Orbic”), filed a complaint in the Delaware Court of Chancery against the Company and directors Mike Mulica, James Cassano, Peter Liu, and Jack Steenstra (the “Complaint”). The Complaint alleged that the individual defendants breached their fiduciary duties and seeks, among other relief, a declaration to that effect and an injunction prohibiting enforcement of certain provisions of the Company’s amended and restated bylaws (the “Bylaws”) in connection with the purported notice of nomination (the “Notice”) of proposing a competing slate of directors for election at the Company’s 2025 annual meeting, as more fully described in the Complaint. The Notice was submitted on the evening of Thursday, March 20, 2025—fewer than two business days before the nomination deadline of Saturday, March 22, 2025—and was determined to be deficient for failing to include all information required under the Bylaws.

At that time, AJP beneficially owned approximately 21.5% of the Company’s outstanding common stock. Its sole manager, Jeffrey Wang, served as a director of the Company prior to the 2025 annual meeting of stockholders. Orbic, which is a competitor of the Company and an affiliate of Reliance Communications, LLC (“Reliance”), exercises full voting control over AJP’s shares pursuant to an irrevocable proxy agreement. The Company and Reliance are currently involved in litigation in the United States District Court for the Eastern District of New York (Case No. 24-CV-4433), in which each party has asserted claims against the other arising out of allegations by Reliance regarding purported intellectual property violations by the Company, which the Company disputes. On March 18, 2025, Orbic, AJP, and certain affiliates filed a Schedule 13D announcing the formation of a group under Section 13 of the Securities Exchange Act of 1934.

Orbic and AJP also filed a motion for expedited proceedings with their Complaint. The Delaware Court of Chancery granted the motion for expedited proceedings on May 2, 2025.

On May 11, 2025, the Company’s board of directors determined it was advisable and in the best interests of Sonim to waive the deficiency in the Notice rather than to engage in a protracted litigation. On the same day, Sonim’s counsel notified Orbic’s counsel of the same, thereby rendering the litigation moot. On June 2, 2025, the Complaint was dismissed without prejudice.

Indemnification

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

NOTE 9 — Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share. Share amounts for the periods ended June 30, 2024, have been adjusted retrospectively for the Reverse Stock Split.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(7,475)	$(6,616)	$(7,017)	$(9,522)
Denominator:
Weighted-average shares used in computing net loss per share, basic	9,510,601	4,685,352	7,685,323	4,561,741
Net loss per share, basic	$(0.79)	$(1.41)	$(0.91)	$(2.09)
Weighted-average shares used in computing net loss per share, diluted	9,510,601	4,685,352	7,685,323	4,561,741
Net loss per share, diluted	$(0.79)	$(1.41)	$(0.91)	$(2.09)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows. Share amounts for the periods ended June 30, 2024, have been adjusted retroactively for the Reverse Stock Split.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Shares subject to options to purchase common stock	675,779	730,649	675,779	730,649
Unvested restricted stock units	—	61,108	—	61,108
Shares subject to warrants to purchase common stock	900,000	350,001	900,000	350,001
	1,575,779	1,141,758	1,575,779	1,141,758

Additional warrants and shares of the Company’s common stock were issued subsequent to June 30, 2025. See Note 11, Subsequent Events.

NOTE 10 — Entity Level Information

Segment Information

The Company operates in one reporting segment.

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

The following table details the revenues, significant expenses and other segment items regularly provided to and reviewed by the CODM:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$11,190	$11,516	$27,911	$28,292
Less:
Cost of sales	7,845	6,812	14,484	19,301
Amortization of contract fulfillment assets	751	830	1,684	1,699
Other cost of sales	1,749	905	2,542	1,421
Research and development	909	557	2,542	1,013
Sales and marketing	3,445	3,219	6,684	5,711
General and administrative, excluding legal fees	2,512	1,994	4,937	4,384
Legal fees	711	452	1,125	705
Impairment of contract fulfillment assets	—	3,217	—	3,217
Interest expense, net	389	17	480	17
Other (income) expense, net	215	92	179	184
Income tax expense	139	37	271	162
Consolidated segment net income (loss)	$(7,475)	$(6,616)	$(7,017)	$(9,522)

The following table summarizes total net revenues by region based on ship-to destinations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
United States	$9,685	$9,066	$22,453	$16,332
Asia Pacific	42	70	571	7,733
Canada	453	2,378	2,835	4,184
Europe and Middle East	1,010	2	2,052	43
	$11,190	$11,516	$27,911	$28,292

Long-lived assets, substantially comprised of contract fulfillment assets, located in the United States and Asia Pacific region were $8,780 and $175 as of June 30, 2025, respectively, and $7,384 and $187 as of December 31, 2024, respectively.

Inventory located in the United States and Asia Pacific region was $2,742 and $7,147 as of June 30, 2025, respectively, and $3,383 and $7,238 as of December 31, 2024, respectively.

Concentrations of Revenue Risk

Revenue from customers with concentration greater than 10% accounted for approximately the following percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	44%	55%	53%	41%
Customer B	26%	13%	14%	10%
Customer C (related party)	*	*	*	27%

*	Customer revenue did not exceed 10% in the respective period.

NOTE 11 — Subsequent Events

Asset Purchase Agreement

On July 17, 2025, the Company entered into the Asset Purchase Agreement by and among the Company, the Buyer, the Seller Representative named in the Asset Purchase Agreement, and the Parent, solely for the purpose of guaranteeing complete payment and performance obligations of the Buyer contained in the Asset Purchase Agreement.

Pursuant to the Purchase Agreement, the Buyer agreed to acquire substantially all assets of the Company and its subsidiaries related to the Company’s enterprise 5G solutions business, including rugged handsets, smartphones, wireless internet devices, software, services, and accessories (collectively, the “Business”) for a purchase price of $15,000 in cash, subject to (i) customary working capital, indebtedness and transaction expense adjustments (referred to in the Asset Purchase Agreement as the “Adjustment Amount,” which may be a positive or a negative number) and (ii) up to $5,000 in the form of an earn-out payment (the “Earn-Out Payment”), if earned.

Earn-Out

The Earn-Out Payment, if any, will be determined based on the performance of the Business during the twelve-month period beginning July 1, 2025, and ending June 30, 2026. If, during such period, the Business generates Net Revenue (as defined in the Asset Purchase Agreement) in excess of $70,000, the Company will be entitled to receive an amount equal to 50% of the Net Revenue above such threshold, calculated in accordance with the terms of the Asset Purchase Agreement, provided that the Earn-Out Payment will not exceed $5,000. For purposes of the Asset Purchase Agreement, “Net Revenue” generally means the gross revenue of the Business determined in accordance with U.S. generally accepted accounting principles (“GAAP”) minus (a) customary trade, quantity and cash discounts actually taken; (b) credits, allowances, rebates and chargebacks for returns, rejections, damaged goods and billing errors; (c) outbound freight, insurance, customs duties and other transportation charges directly related to such sales; (d) sales, value-added, use and similar taxes (other than income taxes) collected from customers and remitted to the appropriate taxing authority; and (e) any other items that, in accordance with GAAP, are specifically and solely deductible from gross revenue to arrive at net revenue.

Reverse Merger

The Asset Purchase Agreement permits the Company to pursue a reverse merger (“RTO”) with the currently anticipated target or an alternative target, provided that any such transaction is complementary to and not a substitute for the transactions contemplated by the Asset Purchase Agreement.

No Solicitation and Change of Recommendation

The Asset Purchase Agreement includes covenants requiring the Company not to, directly or indirectly (i) solicit, initiate, knowingly encourage, or knowingly induce any Alternative Transaction (as defined in the Asset Purchase Agreement), (ii) engage in discussions or negotiations regarding any Alternative Transaction, or (iii) enter into any letter of intent, term sheet, memorandum of understanding, or other agreement relating to any Alternative Transaction. However, prior to the obtaining of the stockholder approval of the Asset Purchase Agreement (the “Stockholder Approval”), a customary “fiduciary out” provision allows the Company, under certain specified circumstances, to provide information to, and participate in discussions and engage in discussions or negotiations with, third parties with respect to an acquisition proposal if the Company complied with certain notice and other requirements and the board of directors of the Company (or the Special Committee, as applicable) determines in good faith (in each case after consultation with its outside legal counsel and financial advisors), taking into account the legal, financial, regulatory and other aspects of such proposal, that such proposal would be more favorable to the Company’s stockholders from a financial point of view than the consummation of the Asset Purchase Agreement and is reasonably capable of being consummated (a “Superior Proposal”). Negotiations related to an RTO are expressly excluded from the no-solicitation covenant.

Closing Conditions

The completion of the Asset Purchase Agreement is subject to the satisfaction of certain closing conditions, including (i) the Stockholder Approval, (ii) accuracy of the representations and warranties of the parties, (iii) the absence of any order, injunction or law prohibiting consummation of the Asset Purchase Agreement and (iv) receipt by the Company of certain third-party consents. The consummation of the Asset Purchase Agreement is not subject to any financing condition.

Termination; Termination Fee

The Asset Purchase Agreement may be terminated in certain circumstances, including:

(i)	by mutual written agreement of the parties;

(ii)	by either party if there is a non-appealable order of court or a governmental authority prohibiting, enjoining, restricting, or making illegal the transactions contemplated by the Asset Purchase Agreement or, if the consummation of the Asset Purchase Agreement is otherwise illegal or prohibited by any applicable law (the “Illegality”);

(iii)	by either party if the Stockholder Approval is not obtained;

(iv)	by either party if the Asset Purchase Agreement is not consummated within 180 calendar days after the date of the execution of the Asset Purchase Agreement, i.e., January 13, 2026 (the “Outside Date”);

(v)	by either party in the event of the other party’s material breach or non-performance of certain representations, warranties, and covenants of the Asset Purchase Agreement (a “Material Breach”);

(vi)	by Buyer in the event the Company’s board elects not to recommend that the Company’s stockholders approve and adopt the Asset Purchase Agreement or the Company breaches its non-solicitation obligations; and

(vii)	by the Company, if prior to obtaining the Stockholder Approval, its board of directors elects to proceed with an Alternative Transaction as a result of a Superior Proposal (together with item (vi) above, the “Adverse Recommendation”).

The Company will be obligated to pay to the Buyer an amount equal to the transaction expenses reasonably incurred by the Buyer and its affiliates, plus a termination fee equal to $1,000 within three business days following the termination of the Asset Purchase Agreement, if the latter is terminated because of:

(i)	the Asset Purchase Agreement is not consummated on or before the Outside Date;

(ii)	the Company’s Material Breach;

(iii)	the Illegality;

(iv)	the Stockholder Approval is not obtained; or

(v)	the Adverse Recommendation.

Other Terms

The Asset Purchase Agreement contains customary representations and warranties of the parties. Additionally, the Company has agreed to certain covenants, including, among others, (i) covenants relating to the conduct of its business during the interim period between the execution of the Asset Purchase Agreement and its consummation and (ii) not to engage in specified types of transactions or take specified actions during such period unless agreed to in writing by the Buyer.

Registered Public Offering

On July 2, 2025, the Company consummated a best-efforts public offering (the “Offering”) of 7,400,000 shares of its common stock at a public offering price of $0.75 per share. In connection with the Offering, the Company entered into a securities purchase agreement with certain investor signatories thereto for the purchase of shares of common stock described above.

Roth (the “Placement Agent”) served as the exclusive placement agent in connection with the Offering. The Company paid the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the Offering, and reimbursement of certain expenses and legal fees in the amount of $100. The Company also issued to designees of the Placement Agent warrants to purchase up to an aggregate of 208,875 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $0.75 per share, are not exercisable until January 2, 2026, and expire on July 2, 2030. The exercise prices of the Placement Agent Warrants are subject to appropriate adjustment in the event of stock dividends, stock splits, stock combinations, reorganizations or similar events affecting the Common Stock. Subject to limited exceptions, a holder of Placement Agent Warrants will not have the right to exercise any portion of its Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, upon election by a holder prior to the issuance of any Warrants, 9.99%) of the shares of common stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding. The Purchase Agreement contains customary representations, warranties, and covenants by the Company. It also provides for customary indemnification for losses or damages arising out of or in connection with the Offering, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

The shares of common stock and the Placement Agent Warrants described above and the underlying shares of common stock were offered pursuant to a Registration Statement on Form S-1, as amended (File No. 333-288221), which was declared effective by the SEC on June 30, 2025.

The net proceeds of the Offering are approximately $4,800, after deducting the Placement Agent fees and expenses and other estimated offering expenses payable by the Company. The Company used the net proceeds of the Offering for overall business strategy, for working capital purposes and for general corporate purposes.

July Purchase Agreement

On July 11, 2025, the Company entered into a note purchase agreement (the “July Purchase Agreement”) with Streeterville Capital, LLC (the “Lender”) pursuant to which the Company issued and sold to the Lender a promissory note in the original principal amount of $2,755 (the “July Note”).

July Purchase Agreement

Pursuant to the terms of the July Purchase Agreement, until all of the Company’s obligations under the July Note and all other transaction documents are paid and performed in full, the Company agreed to comply with certain covenants, including but not limited to the following: (i) compliance with its filing requirements under the Securities Exchange Act of 1934, as amended, (ii) maintaining the Company’s listing on a national securities exchange, and (iii) refraining from making any Restricted Issuances (as defined in the July Purchase Agreement and described below) without the Lender’s prior written consent, which consent may be granted or withheld in the Lender’s sole discretion.

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

The July Purchase Agreement also contains a “most favored nation” clause. Under this provision, for as long as the July Note remains outstanding, if the Company issues any debt security with more favorable economic terms or conditions not similarly provided to the Lender, the Company must notify the Lender. At the Lender’s option, such favorable terms will become part of the Note and related transaction documents.

July Note

The July Note carries an original issue discount of $225, and the Company agreed to pay $30 to the Lender to cover its legal fees, accounting costs, due diligence, monitoring, and other transaction costs, each of which was deducted from the proceeds of the July Note received by the Company resulting in a purchase price of $2,500 received by the Company. The Company expects to incur additional issuance costs of approximately $210, which consists of legal costs and placement fees.

Additionally, if the July Note remains outstanding on the 90-day anniversary of the issuance, the Company will incur a one-time monitoring fee equal to the difference between (i) the outstanding balance of the Note divided by 0.85 (as minuend), and (ii) the outstanding balance of the Note (as subtrahend).

Interest under the July Note accrues at a rate of 9% per annum. The unpaid amount of the July Note, any interest, fees, charges, and late fees are due 18 months following the date of issuance. The Company may prepay all or any portion of the outstanding balance of the July Note. If the Company elects to prepay the July Note in part, it will be required to pay to the Lender an amount in cash equal to 110% of the portion of the outstanding balance the Company elects to prepay. In addition, any time the Company receives any money in connection with any fundraising or financing transaction (including, but not limited to, any warrant exercises, “at the market” financing, equity line of credit or debt financing), it must immediately make a mandatory prepayment to the Lender in an amount equal to the lesser of (a) 33% of the amount raised in such transaction, and (b) the total outstanding balance due under the July Note as of the closing date of such financing, payable within two trading days of receiving such amount.

Commencing six months after the date of issuance of the July Note and at any time thereafter until the July Note is paid in full, the Lender will have the right to redeem up to $275 under the July Note per calendar month. The Company must pay the redeemed amount in cash within three trading days of receiving a redemption notice. On three separate occasions and not more than once every 90 calendar days, the Company may defer any redemptions the Lender could otherwise make during a calendar month, provided, however, that each deferral increases the outstanding balance of the July Note by 1%.

At any time following the occurrence of a Major Trigger Event or Minor Trigger Event (each as defined in the July Note), the Lender may increase the outstanding balance of the July Note by 15% for each occurrence of any Major Trigger Event and 5% for each occurrence of any Minor Trigger Event (the “Trigger Effect”), provided that the Trigger Effect may only be applied three times with respect to Major Trigger Events and three times with respect to Minor Trigger Events.

Subject to certain exceptions described below, if the Company fails to cure a Trigger Event within five (5) trading days following the date of transmission of written demand notice by the Lender, the Trigger Event will automatically become an Event of Default (as defined in the July Note). Following the occurrence of any Event of Default, the Lender may, upon written notice to the Company, (i) accelerate the July Note, with the outstanding balance of the Note following application of the Trigger Effect (the “Mandatory Default Amount”) becoming immediately due and payable in cash, and (ii) cause interest on the outstanding balance of the July Note beginning on the date the applicable Event of Default occurred to accrue at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law. However, certain Trigger Events, such as bankruptcy or insolvency, automatically result in an Event of Default, making the outstanding balance immediately payable at the Mandatory Default Amount without notice.

Security Agreements

The Company’s obligations under the Note are secured by all of the Company’s assets, including its intellectual property, pursuant to a security agreement and intellectual property security agreement entered into by the Company in favor of the Lender on July 11, 2025. Pursuant to these agreements, the Company granted to the Lender a first-position security interest in all right, title, interest, claims and demands of the Company in and to certain property including, but not limited to: all equity in all wholly-owned or partially owned subsidiaries, all goods and equipment and all inventory, and certain patents, trademarks, and other intellectual property, as more fully detailed therein.

Additional Receivables Financing Agreement

On August 7, 2025, the Company entered into a non-recourse factoring agreement with Tradewind GmbH (the “Factor”). Under the terms of the agreement, the Company has committed to sell eligible accounts receivable from designated international customers to the Factor on a continuing basis, subject to individual credit limits and other conditions specified in the agreement.

The factoring arrangement provides for a maximum facility of €3,000, with a financing rate of 85% of the face value of qualified receivables. The Company is able to receive an advance on such receivables, less applicable fees and reserves. Factoring fees vary based on the payment terms of the underlying receivables and range from 0.55% to 1.65% of the invoice amount, with an additional late fee assessed on unpaid balances after 95 days. Interest is equal to the greater of 4.00% or EURIBOR + 3.50%. The Factor assumes the credit risk of purchased receivables, subject to specified exclusions and conditions. The agreement has an initial 12-month term and automatically renews unless terminated in accordance with its terms.

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

During the second half of 2024 and through the filing date of this report, the Company launched the following products:

●	Sonim H500-series of 5G mobile hotspots available at Verizon and Verizon Frontline Verified, UScellular, and Bell in North America, as well as at select carriers and through our distribution partners in Europe;

●	Sonim MegaConnect, the world’s first 5G High Powered User Equipment (HPUE) rugged mobile hotspot, available at AT&T Business and FirstNet® in the United States, and is also FirstNet Trusted;

●	Sonim H100 4G mobile hotspot available through Telia Finland and distribution partners in Europe;

●	XP100 4G and XP400 5G professional rugged phones available through Deutsche Telekom in Germany and distribution partners in Europe and South Africa;

●	XP Pro 5G rugged smartphone available through Verizon and Verizon Frontline Verified, AT&T and FirstNet Ready, and T-Mobile and certified for T-Priority in the United States, Bell, Telus, Rogers, and SaskTel in Canada, and through select distributors in Europe, the Middle East, and Africa;

●	XP Pro Thermal 5G rugged smartphone available in Europe, the Middle East, and Africa through select distributors; and

●	XP3plus 5G rugged flip phone available through T-Mobile and certified for T-Priority.

Additionally, the XP10 is available through the Company’s distribution partners in EMEA and Australia. Most of these products are supported by the SonimWare™ platform and enterprise services. In the first half of 2025, all of our new products that launched with tier-one carriers in the United States included a certification associated with carrier first responder initiatives, including FirstNet Ready, FirstNet Trusted, Verizon Frontline Certified, and T-Mobile certified for T-Priority. In the first half of 2025 we also announced the upcoming launch and availability of the XP Pro Thermal 5G smartphone for Europe which includes an SDK-enabled Sonim IRIS software for custom application development and an integrated thermal camera by FLIR® that benefits a number of vertical trades such as electricians, plumbers, public safety, construction, agriculture, amongst others.

Geographic market expansion continues with agreements and product availability through new distribution partners in Europe and South Africa, catering to carrier, reseller, and enterprise sales channels. Partners include Brodos, Modino, Ingram Micro, and Cernotech, which bolster our presence in these regions. This strategic alignment supports our commitment to offering reliable solutions and expanding our customer base.

With the primary sales channels in the U.S. and Canada consisting of large wireless carriers, the Company’s customer base is highly concentrated. For the six months ended June 30, 2025, wireless carriers contributed 86% of our total net revenues, 20% of which related to the expiration of customer allowance agreements as three of our legacy phones approach end-of-life, with our top three carrier customers accounting for 74% of our total net revenues, 18% of which related to the expiration of customer allowance agreements. Our rugged smartphones represented 57% of our total net revenues, 19% of which related to the expiration of customer allowance agreements, while feature phones were 31% of our total net revenues, and connected solutions were 11% of our total net revenues. For the three months ended June 30, 2025, wireless carriers contributed 88% of our total net revenues, with our top three carrier customers accounting for 80% of our total net revenues. Our rugged smartphones represented 43% of our total net revenues, while feature phones were 34% of our total net revenues, and connected solutions were 20% of our total net revenues.

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

Pending Asset Purchase Agreement with Social Mobile and Announced Strategic Initiatives

On July 17, 2025, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) by and among the Company, as seller, Pace Car Acquisition LLC, as buyer, (the “Buyer”), the Seller Representative named in the Asset Purchase Agreement, and, Social Mobile Technology Holdings LLC (the “Parent”), solely for the purpose of guaranteeing complete payment and performance obligations of the Buyer contained in the Asset Purchase Agreement.

Pursuant to the Asset Purchase Agreement, the Buyer agreed to acquire substantially all assets of the Company and its subsidiaries related to the Company’s enterprise 5G solutions business, including rugged handsets, smartphones, wireless internet devices, software, services, and accessories (collectively, the “Business”) for a purchase price of $15.0 million in cash, subject to (i) customary working capital, indebtedness and transaction expense adjustments (referred to in the Asset Purchase Agreement as the “Adjustment Amount,” which may be a positive or a negative number) and (ii) up to $5.0 million in the form of an earn-out payment, if earned. The Asset Purchase Agreement permits the Company to pursue a reverse merger (“RTO”) with the currently anticipated target or an alternative target, provided that any such transaction is complementary to and not a substitute for the transactions contemplated by the Asset Purchase Agreement.

For additional information, refer to Note 11, Subsequent Events, to the condensed consolidated financial statements contained within this report.

Because the transaction contemplates the sale of substantially all of the Company’s assets, the Company concurrently announced a strategic initiative to pursue a potential RTO, in addition to completing the asset sale, with the objective of maximizing stockholder value. If consummated, the RTO would allow the public company to continue as an SEC-reporting entity under a new name and trading symbol, and with a new business focus. There can be no assurance that the Asset Purchase Agreement or any RTO transaction will ultimately be consummated timely or at all.

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

As of the filing date of this report, Sonim is completing the development, testing and certification of new products that it expects to launch in the second half of 2025 with various carriers.

Equity Financings

On May 12, 2025, we consummated a private placement with two investors and sold 1,100,000 shares of our common stock and warrants to purchase up to 550,000 shares of our common stock for an exercise price of $1.3864 per share for an aggregate purchase price of $1.38 million. We used the net proceeds from the private placement for working capital and general corporate purposes.

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

ATM Offering

On August 6, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”). Pursuant to the Sales Agreement, the Company could sell up to an aggregate of $8.9 million in shares of common stock through Roth, as sales agent. During the six months ended June 30, 2025, a total of 3,480,277 shares of common stock were sold under the Sales Agreement for net proceeds of $8.2 million after payment of commission fees and other related expenses of $0.3 million. As of June 30, 2025, the Company has completed its sales of shares of common stock under the Sales Agreement and the ATM program has been terminated.

Sales of shares of our common stock made pursuant to the Sales Agreement were made under the effective Registration Statement on Form S-3. Roth was entitled to compensation at a commission rate of 3% of the gross sales price per share. For additional information, refer to Note 5, Stockholders’ Equity, to the condensed consolidated financial statements contained within this report under the title “ATM Offering.”

Registered Public Offering

On July 2, 2025, the Company consummated a best-efforts public offering (the “Offering”) of 7,400,000 shares of its common stock at a public offering price of $0.75 per share. In connection with the Offering, the Company entered into a securities purchase agreement with certain investor signatories thereto for the purchase of shares of common stock described above.

Roth served as the exclusive placement agent in connection with the Offering. The Company paid Roth a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the Offering, and reimbursement of certain expenses and legal fees in the amount of $0.1 million. The Company also issued to designees of Roth warrants to purchase up to an aggregate of 208,875 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $0.75 per share, are not exercisable until January 2, 2026, and expire on July 2, 2030.

The net proceeds of the Offering are approximately $4.8 million, after deducting the Placement Agent fees and expenses and other estimated offering expenses payable by the Company. The Company used the net proceeds of the Offering for overall business strategy, for working capital purposes and for general corporate purposes.

Receivables Financing Agreements

To improve its liquidity, on September 23, 2024, the Company entered into an invoice purchase agreement (the “Receivables Financing Agreement”) with LS DE LLC (“LS”), pursuant to which LS will provide receivables factoring to the Company, pursuant to which LS will advance 80% of the face value of the receivables being sold by the Company, up to a maximum of $2.5 million of eligible customer invoices from the Company. As of June 30, 2025, there were no borrowings outstanding under the Receivables Financing Agreement. For additional information, refer to Note 1, The Company and Its Significant Accounting Policies, to the condensed consolidated financial statements contained within this report under the title “Receivables Financing Agreement.”

To improve its liquidity, on August 7, 2025, the Company entered into a factoring agreement (the “Additional Receivables Financing Agreement”) with Tradewind GmbH (“Tradewind”), pursuant to which Tradewind will provide international receivables factoring to the Company, pursuant to which Tradewind will advance 85% of the face value of the receivables being sold by the Company, up to a maximum of €3.0 million of eligible customer invoices from the Company. For additional information, refer to Note 11, Subsequent Events, to the condensed consolidated financial statements contained within this report under the title “Additional Receivables Financing Agreement.”

Promissory Notes

On February 21, 2025, the Company entered into the Purchase Agreement with the Lender pursuant to which the Company issued and sold to the Lender the Note. Starting on August 21, 2025, the Lender may exercise its right to redeem up to $330,000 of the Note per calendar month. For additional information, refer to Note 4, Promissory Note, to the condensed consolidated financial statements contained within this report.

On July 11, 2025, the Company entered into an additional note purchase agreement with the Lender pursuant to which the Company issued and sold to the Lender an additional promissory note (the “July Note”). Starting on January 11, 2026, the Lender may exercise its right to redeem up to $275,000 of the July Note per calendar month. Additionally, the July Note was secured by a first-priority interest in all of the Company’s assets. The July Note requires the Company to prepay an amount equal to not less than 33% of the net proceeds received from any equity or debt financing. For additional information, refer to Note 11, Subsequent Events, to the condensed consolidated financial statements contained within this report.

The exercise of the Lender’s redemption rights under either note or the Company’s obligation to make prepayments under the July Note may reduce the Company’s liquidity.

Impairment of Contract Fulfillment Assets

The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40, Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs over the estimated period of time that the product will be sold, which is typically three to four years. As of June 30, 2025, and December 31, 2024, the net contract fulfillment assets were $8,014 and $6,399, respectively.

If the Company determines that such contract fulfillment costs are not expected to be recovered, it records an impairment in the period such determination is made. During the three months ended June 30, 2024, the Company recorded an impairment of contract fulfillment assets of $3.2 million due to a decrease in projected profit of one of its hotspots and the cancellation of a consumer durable product. This product was cancelled because higher than anticipated manufacturing costs eliminated the expected profit margin on the product. During the three months ended June 30, 2025, the Company recorded an impairment of contract fulfillment assets of $1.1 million due to the end of life of a legacy smartphone, which is included in cost of revenues in the Condensed Consolidated Statements of Operations.

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

Results of Operations

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full year or in any future period. Historically, we have experienced higher revenues following the release of new products and start of sales with additional carriers and distributors.

The following tables present key components of our results of operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Increase (Decrease)%		2025	2024	Increase (Decrease)%
Net revenues	$11,190	$11,516	$(326)	(3)%	$27,911	$20,634	$7,277	35%
Related party net revenues	—	—	—	N/A	—	7,658	(7,658)	(100)%
Total net revenues	11,190	11,516	(326)	(3)%	28,683	28,292	(381)	(1)%
Cost of revenues	10,345	8,547	1,798	21%	18,710	22,421	(3,711)	(17)%
Gross profit	845	2,969	(2,124)	(72)%	9,201	5,871	3,330	57%
Operating expenses
Research and development	909	557	352	63%	2,542	1,013	1,529	151%
Sales and marketing	3,445	3,219	226	7%	6,684	5,711	973	17%
General and administrative	3,223	2,446	777	32%	6,062	5,089	973	19%
Impairment of contract fulfillment assets	—	3,217	(3,217)	(100)%	—	3,217	(3,217)	(100)%
Total operating expenses	7,577	9,439	(1,862)	(20)%	15,288	15,030	258	2%
Income (loss) from operations	(6,732)	(6,470)	(262)	4%	(6,087)	(9,159)	3,072	(34)%
Interest expense, net	(389)	(17)	(372)	2,188%	(480)	(17)	(463)	2,724%
Other expense, net	(215)	(92)	(123)	134%	(179)	(184)	5	(3)%
Income (loss) before income taxes	(7,336)	(6,579)	(757)	12%	(6,746)	(9,360)	2,614	(28)%
Income tax expense	(139)	(37)	(102)	276%	(271)	(162)	(109)	67%
Net income (loss)	$(7,475)	$(6,616)	$(859)	13%	$(7,017)	$(9,522)	$2,505	(26)%

Total Net Revenues

Total net revenues for the three months ended June 30, 2025, decreased by $0.3 million compared to 2024. This decrease reflects the decrease in sales of our legacy phones, partially offset by sales of replacement products that were launched after the second quarter of 2024. During the second quarter of 2025, certification and testing delayed shipments of our new XP Pro smartphone that replaced our legacy XP10 smartphone. We expect sales of our XP Pro to increase in the third quarter of 2025 as our production increases to meet demand and as we launch the product with additional carriers. Third quarter of 2025 revenue for our XP Pro with a thermal camera will be higher because shipments that were expected to be completed in the second quarter were delayed and were delivered in July of 2025.

Total net revenues for the six months ended June 30, 2025, decreased by $0.4 million compared to 2024. The six months ended June 30, 2024, includes $7.7 million in revenue from white label products sold to a related party, and we had no white label revenue in 2025. The six months ended June 30, 2025, includes $5.5 million related to the expiration of customer allowance agreements as three of our legacy phones approach end-of-life. Sales of our H500 hotspot that we launched with a U.S. carrier in the second half of 2024 increased revenue in 2025 by $2.0 million. We expect an increase in revenue in the second half of 2025 as our new XP Pro launches with additional carriers, as shipments of our XP Pro with a thermal camera increase, and after we launch our new HPUE hotspot.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2025, increased by $1.8 million as compared to 2024. The second quarter of 2025 included $1.1 million related to the impairment of contract fulfillment assets, as well as additional costs related to tariffs.

Cost of revenues for the six months ended June 30, 2025, decreased by $3.7 million as compared to 2024. The six months ended June 30, 2025, includes $5.5 million in revenue related to the expiration of customer allowance agreements, which had no related cost of revenues. The six months ended June 30, 2024, had higher cost of revenues from white label product sales that had a cost of revenues percentage of approximately 94%.

Gross Profit and Margin

Gross profit for the three months ended June 30, 2025, decreased by $2.1 million compared to 2024 primarily due to the $1.1 million impairment of contract fulfillment assets, as well as additional costs related to tariffs in the second quarter of 2025. Gross margin for the three months ended June 30, 2025, was 8%, which reflects the negative impact of the impairment of contract fulfillment assets and additional tariff costs mentioned above, compared to 17% in 2024.

Gross profit for the six months ended June 30, 2025, increased by $3.3 million compared to 2024 primarily due to the $5.5 million in revenue related to the expiration of customer allowance agreements in 2025. Gross margin for the six months ended June 30, 2025, was 33%, which reflects the positive impact from the expiration of customer allowance agreements that have no related cost of sales, compared to 21% in 2024, which reflects the negative impact of white label products that had a gross margin of approximately 6%.

Research and Development

R&D expenses for the three months ended June 30, 2025, increased by $0.4 million compared to 2024, primarily due to there being limited R&D projects during the second quarter of 2024. In 2025, R&D expenses were primarily from internal work on the development of new variants of our XP Pro, including a version with a thermal camera, the HPUE hotspot, the XP400 phone for Europe, and the updated 5G version of our XP3plus. In the third quarter of 2025 we expect to continue to incur R&D expenses for many of these products.

R&D expenses for the six months ended June 30, 2025, increased by $1.5 million compared to 2024, primarily due to there being limited R&D projects during the first half of 2024. In 2025, R&D expenses were primarily from internal work on the development of new variants of our XP Pro, including a version with a thermal camera, the HPUE hotspot, the XP400 phone for Europe, and the updated 5G version of our XP3plus.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2025, increased by $0.2 million compared to 2024 primarily due to an increase in marketing spend to support new products in 2025, and compliance work for Europe.

Sales and marketing expenses for the six months ended June 30, 2025, increased by $1.0 million compared to 2024 primarily due to an increase in marketing spend to support new products in 2025, and compliance work for Europe.

General and Administrative

General and administrative expenses for the three months ended June 30, 2025, increased by $0.8 million compared to 2024 primarily due to an increase in legal and other expenses related to the hostile takeover attempt, and the divestiture activity being pursued by the Company.

General and administrative expenses for the six months ended June 30, 2025, increased by $1.0 million compared to 2024 primarily due to an increase in legal expenses.

Impairment of Contract Fulfillment Assets

Impairment of contract fulfillment assets for both the three and six months ended June 30, 2024, was $3.2 million, resulting from the Company’s determination that it would not recover the contract fulfillment costs capitalized due to a decrease in projected profit for one of its hotspots and the cancellation of the consumer durable product.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, and through the issuance of debt. During the six months ended June 30, 2025 we received net proceeds of $9.0 million from the sale of our common stock, and we received net proceeds of $2.8 million from the issuance of the Note.

During the six months ended June 30, 2025, we reported a net loss of $7.0 million and used $14.5 million in operating cash flow. As of June 30, 2025, our principal source of liquidity consisted of cash and cash equivalents totaling $2.0 million. Subsequent to June 30, 2025, we received net proceeds of approximately $4.8 million from the sale of shares through our registered public offering and net proceeds of approximately $2.3 million from the sale of the July Note. We also have access to up to $2.5 million under our Receivables Financing Agreement. Subsequent to June 30, 2025, we signed an additional receivables financing agreement for international receivables, which gives us access to up to €3.0 million. As a result of the July Note, we are obligated to use not less than 33% of the amount raised in any fundraising or financing transaction for prepayment of the July Note. We plan to continue to leverage multiple sources of liquidity to maintain flexibility to meet our capital needs. We expect these sources of liquidity to be sufficient to offset any future operating losses and to fund the development of new products over the next year. Increased revenue from new products is expected to further improve cash flow over the next year. We expect to meet all obligations with existing cash and subsequent funding for a period of at least one year from the date of release of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(14,488)	$(3,560)
Net cash used in investing activities	—	(69)
Net cash provided by financing activities	11,151	3,832
Net decrease in cash and cash equivalents	$(3,337)	$203

Cash flows from operating activities

For the six months ended June 30, 2025, cash used in operating activities was $14.5 million, primarily attributable to net cash used in a change in net operating assets and liabilities of $6.2 million and a net loss of $7.0 million, excluding net non-cash operating activity of $1.3 million. The change in net operating assets and liabilities was primarily due to net payments made on accounts payable and accrued liabilities and an increase in contract fulfillment assets, which are capitalized costs for product certifications, partially offset by a decrease in accounts receivable. Non-cash charges primarily consist of $5.5 million related to the expiration of customer allowance agreements, $1.9 million in depreciation and amortization, $1.2 million for stock-based compensation, and $1.1 million for the impairment of contract fulfillment assets related to the end of life of our legacy products.

For the six months ended June 30, 2024, cash used in operating activities was $3.6 million, primarily attributable to a net loss of $9.5 million, excluding net non-cash operating activity of $5.9 million, partially offset by net cash provided by a change in net operating assets and liabilities of $0.1 million. Non-cash charges primarily consist of $3.2 million in impairment charges related to contract fulfillment assets, $1.7 million in depreciation and amortization, and $0.8 million for stock-based compensation. The change in net operating assets and liabilities was primarily due to a decrease in trade accounts receivable and inventory and an increase in account payables and accrued expenses, partially offset by an increase in non-trade and related party receivables, prepaid inventory, and contract fulfillment assets.

Cash flows from investing activities

For the six months ended June 30, 2025, and 2024, there were no significant investing activities.

Cash flows from financing activities

For the six months ended June 30, 2025, the Company received $9.0 million in cash, net of issuance costs, from sales of common stock, as well as $2.8 million in net proceeds from the issuance of the Note and repaid $0.6 million borrowed under the Receivables Financing Agreement.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot predict what changes to trade policy will be made, or the economic impact that changes to trade policy will have, including significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured abroad, including China and other countries, and the length of time such tariffs may remain in place, or whether the entry into new bilateral or multilateral trade agreements will occur. The U.S. has imposed tariffs on foreign imports into the United States on 180 countries and territories, which range from 10% to 145%, including, most relevant to us, an additional 145% tariff on all imports from China, provided, that an exemption was granted to smartphones and certain other items. These tariffs may further increase the cost of our products and could negatively impact our results of operations. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of additional tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, or other trade matters. Although the ultimate scope and timing of any such actions is currently indeterminable, if implemented, they could have a material impact on our financial condition and results of operations. If further tariffs are imposed on a broader range of imports, further retaliatory trade measures are taken by various countries in response to tariffs, or efforts are made to withdraw from or substantially modify such agreements, then we may be required to raise our prices or incur additional expenses.

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

Sonim has already been subjected to such activism. In January 2025, Orbic North America, LLC (“Orbic”), an affiliate of a competitor currently engaged in intellectual property litigation against us, commenced its campaign to acquire Sonim. In the course of its campaign, it formed a Section 13 with a major stockholder of Sonim, nominated an alternative slate of director nominees for the 2025 meeting of our stockholders, and purportedly submitted multiple bids to acquire Sonim. While Orbic ultimately failed in all fronts — stockholders elected the Company’s director nominees at the 2025 annual meeting and the Company entered into the Asset Purchase Agreement — we incurred significant expenses in connection with our defense against Orbic’s actions, and there can be no assurance that Orbic would not attempt to disrupt the Company’s initiatives, including the RTO search and the consummation of the Asset Purchase Agreement.

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

The risk factor titled “We are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel, the loss of any of whom could adversely impact our business” is amended and restated as follows:

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

Due to the small size of our Company and our limited number of employees, each member of our executives, managers and other key personnel serves a critical role to our success. If we are unable to retain sufficiently experienced and capable employees, including those who can help us increase revenues generated from our end market segments, our business and financial results may suffer. The loss of the services of any additional executives, managers or other key personnel could impede the achievement of our strategic objectives, seriously harm our ability to successfully implement our business strategy and adversely impact our operating results. In addition, if additional executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, including due to global pandemics, we may not be able to replace them in a timely manner and we could experience significant declines in productivity and/or errors due to insufficient staffing or managerial oversight. Moreover, experienced and capable employees in the technology industry remain in high demand, and there is continual competition for their talents. Given our size, we may be at a disadvantage relative to our larger competitors in the competition for these personnel.

Moreover, our stockholders did not approve the proposed amendment to the Sonim Technologies, Inc. 2019 Equity Incentive Plan at our 2025 annual meeting, which would have authorized an additional 600,000 shares of common stock for issuance. As a result, no shares remain available for equity awards to our independent directors, officers, or employees. Combined with our limited cash resources, this restriction may limit our ability to offer competitive compensation packages, potentially undermining our efforts to retain and incentivize key talent. The inability to retain or adequately compensate our senior management and other key personnel could materially and adversely affect our business, results of operations, and long-term value.

A group of risk factors titled “Risks Related to the Proposed Asset Purchase Agreement and Announced Strategic Initiatives” shall be added as follows:

The conditions under the Asset Purchase Agreement to our consummation of the proposed transaction may not be satisfied in the anticipated timeframe or at all.

Under the terms of the Asset Purchase Agreement, the consummation of the proposed transaction is subject to customary closing conditions. There is no guarantee that all closing conditions will be satisfied (or waived, if permitted by the Asset Purchase Agreement and applicable law). Many of the conditions to consummation of the Asset Purchase Agreement are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Asset Purchase Agreement and applicable law). Difficulties in otherwise satisfying the conditions may prevent, delay, or otherwise materially adversely affect the consummation of the proposed transaction.

If an event occurs delaying or preventing the proposed transaction, such delay or failure to complete the proposed transaction may create uncertainty or otherwise have negative consequences, including the payment to the Buyer an amount equal to the transaction expenses reasonably incurred by the Buyer and its affiliates, plus a termination fee equal to $1 million, which may materially and adversely affect our sales, financial condition and results of operations, as well as the price per share for our common stock, and could cause us not to realize some or all of the benefits that we expect to achieve if the transactions contemplated by the Asset Purchase Agreement are successfully completed within its expected timeframe.

While the proposed transaction is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the proposed transaction is consummated, the proposed transaction may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The uncertainties about the effect of the proposed transaction may impact our ability to retain, recruit, and hire employees and key personnel while the transaction is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the proposed transaction. Furthermore, we cannot predict how our current customers, prospective customers and other partners will view or react to the proposed transaction during the pendency or upon consummation of the proposed transaction. If we are unable to reassure our partners to continue their partnerships or affiliations with us, our revenues, financial condition and results of operations may be adversely affected.

Employees and key personnel could experience uncertainty or face significant burdens from their commitment of substantial amounts of time and attention toward the completion of the proposed transaction. If, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to transition with the Social Mobile business post-closing, our business and results of operations may be adversely affected. In addition, whether or not the proposed transaction is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed transaction, including legal, accounting, financial advisor, filing, printing and mailing fees, which may materially and adversely affect our financial condition and results of operations.

In addition, the Asset Purchase Agreement generally requires the Company to operate its business in the ordinary course of business consistent with past practice, pending consummation of the Asset Purchase Agreement, and also restricts us from taking certain actions with respect to our business and financial affairs without the consent of Social Mobile. Such restrictions will be in place until the Asset Purchase Agreement is either consummated or terminated. Such restrictions could adversely affect our business and results of operations prior to completion of the Asset Purchase Agreement.

We may never find a suitable RTO target, and even if we do, we may not be able to complete the transaction timely, which may negatively impact our financial condition and results of operations.

We publicly announced our intent to pursue two contemporaneous strategic tracks: to enter into and consummate the Asset Purchase Agreement and to identify an RTO target and to consummate an RTO.

Expected disposition of our legacy assets and operations under the Asset Purchase Agreement will render Sonim a “shell company,” unless we either (a) initiate a new line of business that is unrelated to and does not compete with the divested business, or (b) complete an RTO prior to the closing of the Asset Purchase Agreement. Accordingly, identifying a suitable RTO target and completing the transaction in a timely manner—or otherwise ensuring the continuation of meaningful business operations—is critical to avoiding shell company status.

If Sonim becomes a shell company, we would be subject to significant regulatory and market disadvantages, including:

●	ineligibility to use Form S-3 until 12 full calendar months after filing “Form 10 information” with the SEC;

●	holders of our common stock will not be able to sell their restricted shares due to Rule 144(i), until one year after the Form 10 information is filed with the SEC;

●	the Company will become an “ineligible issuer for three years following the closing, which will prevent the combined company from (i) incorporating by reference in its Form S-1 filings, (ii) using a free writing prospectus, or (iii) taking advantage of well-known seasoned issuer status despite its public float;

●	potential delisting from Nasdaq; and

●	market perception risks, including a potential depressive effect on the trading price of our common stock due to our classification as a “former shell company.”

In addition, our stockholders may be less inclined to approve the Asset Purchase Agreement in the absence of a concurrently announced RTO transaction. Failure to obtain stockholder approval would result in the termination of the Asset Purchase Agreement and would require us to pay the Buyer (i) reimbursement of transaction-related expenses reasonably incurred by the Buyer and its affiliates, and (ii) a termination fee of $1 million. These outcomes could materially and adversely affect our sales, financial condition, and results of operations, as well as the trading price of our common stock. They may also prevent us from realizing some or all of the expected benefits associated with completing the Asset Purchase Agreement and any related strategic transactions within the anticipated timeframe.

In the event that the proposed transactions are not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.

The conditions to the consummation of the proposed transactions — either the Asset Purchase Agreement or an RTO — may not be satisfied as noted above. If the proposed transactions are not consummated, we would remain liable for significant transaction costs and termination fees, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed transactions.

For these and other reasons, not consummating the proposed transactions could adversely affect our business and results of operations. Furthermore, if we do not consummate the proposed transaction, the price of our common stock may decline significantly from the current market price, and you may not recover your investment. Certain costs associated with the proposed transactions have already been incurred or may be payable even if the proposed transactions are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the transaction, including any adverse changes in our relationships with our customers, vendors, and employees or recruiting and retention efforts, could accelerate in the event of or continue following a failed transaction.

The Asset Purchase Agreement contains a termination fee and restrictions on solicitation that limit our ability to pursue alternatives to the Asset Purchase Agreement.

Under the Asset Purchase Agreement, we are restricted from soliciting, initiating, inducing, or knowingly encouraging or knowingly facilitating alternative acquisition proposals from third parties, and/or providing non-public information to third parties relating to any inquiries, proposals or offers that would reasonably be expected to lead to certain transactions involving a third party, including a merger, business combination or similar transaction, subject to specified exceptions, including the solicitation of an RTO transaction that is not impacting the disposition of the legacy business. The Asset Purchase Agreement also contains termination provisions for both us and Buyer, including the right of the Company to terminate the Asset Purchase Agreement to accept a Superior Proposal (as defined in the Asset Purchase Agreement), subject to and in accordance with the terms and conditions of the Asset Purchase Agreement, and provides that, in connection with the termination of the Asset Purchase Agreement by us to enter into an alternative acquisition agreement providing for a Superior Proposal, we will pay the Buyer (i) reimbursement of transaction-related expenses reasonably incurred by the Buyer and its affiliates, and (ii) a termination fee of $1 million. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Asset Purchase Agreement.

We may face litigation filed against us over the Asset Purchase Agreement or an RTO.

Currently, the Company is not aware of any complaints filed or litigation pending related to the Asset Purchase Agreement. However, litigation is a common occurrence in connection with transactions similar to the proposed transaction, so we face potential for litigation or other disputes that relate to the Asset Purchase Agreement or an RTO, including claims related to our process or disclosures and investigatory demands under Delaware law. We can provide no assurance that such litigation, disputes, or demands will not arise in the future. Any such litigation, disputes, or demands, whether successful or not, could delay the closing of the Asset Purchase Agreement or an RTO, or could have a material adverse effect on our business, results of operations, and financial condition.

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

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date

2.1+#	Asset Purchase Agreement dated as of July 17, 2025	8-K	001-38907	2.1	July 22, 2025

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021.	8-K	001-38907	3.1	September 15, 2021

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective July 17, 2024	8-K	001-38907	3.1	July 18, 2024

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 21, 2025	8-K	001-38907	3.1	April 21, 2025

3.5	Amended and Restated Bylaws of Sonim Technologies, Inc., as amended and restated as of June 14, 2024	8-K	001-38907	3.1	June 14, 2024

4.1	Promissory note dated as of February 21, 2025	8-K	001-38907	4.1	February 21, 2025

4.2	Rights Agreement, dated as of April 21, 2025, by and between Sonim Technologies Inc. and Equiniti Trust Company, LLC, which includes the form Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C	8-K	001-38907	4.1	April 21, 2025

4.3	Form of Common Stock Purchase Warrant, dated as of May 12, 2025, issued by Sonim Technologies, Inc. to the purchasers named therein	8-K	001-38907	4.1	May 16, 2025

10.1†	First amendment to employment agreement, dated as of April 2, 2025, by and between Sonim Technologies, Inc. and Hao (Peter) Liu	8-K	001-38907	10.1	April 3, 2025

10.2†	First amendment to employment agreement, dated as of April 15, 2025, by and between Sonim Technologies, Inc. and Clay Crolius	8-K	001-38907	10.1	April 16, 2025

10.3#	Form of Subscription Agreement, dated as of May 12, 2025, by and between Sonim Technologies, Inc. and the purchasers named therein	8-K	001-38907	10.1	May 16, 2025

10.4	Registration Rights Agreement, dated as of May 12, 2025, by and between Sonim Technologies, Inc. and the purchasers named therein	8-K	001-38907	10.2	May 16, 2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Indicates a management contract or compensatory plan or arrangement

#	Schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of all omitted schedules to the SEC upon its request.

+	Certain portions of this exhibit (indicated by [***]) have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant has determined that such redacted information is not material and is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIM TECHNOLOGIES, INC.

Date: August 8, 2025	By:	/s/ Hao Liu
Hao (Peter) Liu
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer
(Principal Financial and Accounting Officer)

