Form 10-Q
period 2025-09-30
SONIM TECHNOLOGIES INC
filed 2025-10-31
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On October 28, 2025, there were 1,028,693 shares of the registrant’s common stock, par value $0.001, outstanding. The foregoing reflects the reverse stock split of the registrant’s common stock that became effective and began trading on a post-split adjusted basis on October 27, 2025.

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

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	our ability to meet expectations regarding the timing and completion of the declared strategic initiatives to return value to stockholders;

●	our ability to complete the asset purchase agreement and the consequences if we fail to do so;

●	our ability to consummate a strategic transaction complementary to the asset purchase agreement and ensure the continuation of our business following the disposition of the legacy business;

●	the availability of cash on hand and other sources of liquidity to fund our operations and grow our business;

●	our ability to compete effectively depends on multiple factors, and we may not be able to continue to develop solutions to address user needs effectively;

●	risks associated with potential hostile takeover attempts or shareholder activism, which may divert management’s attention, jeopardize strategic initiatives, and require significant resources;

●	we may be negatively impacted by changes in U.S. trade policy, including the imposition of tariffs;

●	we may not be able to continue to develop solutions to address user needs effectively, including our next-generation products, which could materially adversely affect our liquidity and our ability to continue operations;

ii

●	a small number of customers account for a significant portion of our revenue;

●	failure to meet the Nasdaq’s continued listing requirements and other Nasdaq rules could adversely affect the price of our common stock and make it more difficult for us to sell securities in a future financing or for you to sell our common stock;

●	the financial and operational projections that we may provide from time to time are subject to inherent risks;

●	our ability to incorporate emerging technologies into our new consumer products given the lengthy development cycle;

●	our ability to adapt to shortened customer lead times and tightened inventory controls from our key customers;

●	we are materially dependent on some customer relationships that are characterized by product award letters, and the loss of such relationships could harm our business and operating results;

●	our quarterly results may vary significantly from period to period;

●	we rely primarily on third-party contract manufacturers and partners;

●	if our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims;

●	we are required to undergo a lengthy customization and certification process for each wireless carrier customer;

●	we are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel;

●	we face risks related to the impact of various economic, political, environmental, social, and market events beyond our control that can impact our business and results of operations; and

●	other risks and uncertainties described in this Quarterly Report, our most recent Annual Report on Form 10-K, and our other filings with the SEC.

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

iii

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND

PER SHARE AMOUNTS)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$2,137	$5,343
Accounts receivable, net	3,498	4,339
Non-trade receivable	9,841	7,119
Related party receivable	—	181
Inventory	10,986	10,621
Prepaid expenses and other current assets	3,839	4,562
Total current assets	30,301	32,165
Property and equipment, net	140	227
Contract fulfillment assets	9,053	6,399
Other assets	725	948
Total assets	$40,219	$39,739
Liabilities and stockholders’ equity (deficit)
Accounts payable	$20,408	$22,848
Accrued liabilities	13,631	20,892
Promissory notes, net, current portion	4,817	—
Total current liabilities	38,856	43,740
Promissory notes, net	250	—
Income tax payable	1,814	1,699
Total liabilities	40,920	45,439
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Common stock, $0.001 par value per share; 100,000,000 shares authorized; and 1,015,652 and 276,881 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively(*)	1	—
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, and no shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively	—	—
Additional paid-in capital(*)	294,676	277,908
Accumulated deficit	(295,378)	(283,608)
Total stockholders’ equity (deficit)	(701)	(5,700)
Total liabilities and stockholders’ equity (deficit)	$40,219	$39,739

(*)	Adjusted retroactively to reflect the 1-for-18 reverse stock split that became effective on October 27, 2025, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenues	$16,214	$15,022	$44,125	$35,656
Related party net revenues	—	—	—	7,658
Total net revenues	16,214	15,022	44,125	43,314
Cost of revenues	14,398	10,790	33,108	33,211
Gross profit	1,816	4,232	11,017	10,103
Operating expenses
Research and development	181	715	2,723	1,728
Sales and marketing	2,452	3,045	9,136	8,756
General and administrative	3,163	2,848	9,225	7,937
Impairment of contract fulfillment assets	—	—	—	3,217
Total operating expenses	5,796	6,608	21,084	21,638
Income (loss) from operations	(3,980)	(2,376)	(10,067)	(11,535)
Interest expense, net	(522)	—	(1,002)	(17)
Other expense, net	(161)	(19)	(340)	(203)
Income (loss) before income taxes	(4,663)	(2,395)	(11,409)	(11,755)
Income tax expense	(90)	(117)	(361)	(279)
Net income (loss)	$(4,753)	$(2,512)	$(11,770)	$(12,034)
Net income (loss) per share (*):
Basic	$(4.83)	$(9.32)	$(19.14)	$(46.50)
Diluted	$(4.83)	$(9.32)	$(19.14)	$(46.50)
Weighted-average shares used in computing net income (loss) per share (*):
Basic	984,927	269,388	614,985	258,788
Diluted	984,927	269,388	614,985	258,788

(*)	Adjusted retroactively to reflect the 1-for-18 reverse stock split that became effective on October 27, 2025, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended September 30, 2024	Shares (*)	Amount (*)	Capital (*)	Deficit	Equity
Balance at July 1, 2024	268,182	$—	$276,956	$(259,482)	$17,474
Issuance of common stock upon exercise of stock options and settlement of restricted stock units, net of taxes withheld	522	—	—	—	—
Issuance of common stock, net of issuance costs	1,953	—	14	—	14
Stock-based compensation	—	—	373	—	373
Net loss	—	—	—	(2,512)	(2,512)
Balance at September 30, 2024	270,657	$—	$277,343	$(261,994)	$15,349

	Common stock		Additional Paid-in	Accumulated	Stockholders’ Equity
For the Three Months Ended September 30, 2025	Shares (*)	Amount (*)	Capital (*)	Deficit	(Deficit)
Balance at July 1, 2025	574,353	$1	$289,290	$(290,625)	$(1,334)
Issuance of common stock, net of issuance costs	411,111	7	4,838	—	4,845
Promissory note payments settled in equity	30,188	1	374	—	375
Stock-based compensation	—	—	166	—	166
Impact of retroactively adjusted reverse stock splits	—	(8)	8	—	—
Net loss	—	—	—	(4,753)	(4,753)
Balance at September 30, 2025	1,015,652	$1	$294,676	$(295,378)	$(701)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2024	Shares (*)	Amount (*)	Capital (*)	Deficit	Equity
Balance at January 1, 2024	245,952	$4	$272,324	$(249,960)	$22,368
Issuance of common stock upon exercise of stock options and settlement of restricted stock units, net of taxes withheld	3,308	1	52	—	53
Taxes withheld on net settled restricted stock units	—	—	(5)	—	(5)
Issuance of common stock, net of issuance costs	21,397	4	3,794	—	3,798
Stock-based compensation	—	—	1,169	—	1,169
Impact of retroactively adjusted reverse stock splits	—	(9)	9	—	—
Net loss	—	—	—	(12,034)	(12,034)
Balance at September 30, 2024	270,657	$—	$277,343	$(261,994)	$15,349

	Common stock		Additional Paid-in	Accumulated	Stockholders’ Equity
For the Nine Months Ended September 30, 2025	Shares (*)	Amount (*)	Capital (*)	Deficit	(Deficit)
Balance at January 1, 2025	276,881	$—	$277,908	$(283,608)	$(5,700)
Issuance of common stock upon settlement of restricted stock units	42,956	—	—	—	—
Issuance of common stock, net of issuance costs	665,627	12	13,785	—	13,797
Stock-based compensation related to 2024 bonus accrual	—	—	1,215	—	1,215
Promissory note payments settled in equity	30,188	1	374	—	375
Stock-based compensation	—	—	1,382	—	1,382
Impact of retroactively adjusted reverse stock splits	—	(12)	12	—	—
Net loss	—	—	—	(11,770)	(11,770)
Balance at September 30, 2025	1,015,652	$1	$294,676	$(295,378)	$(701)

(*)	Adjusted retroactively to reflect the 1-for-10 reverse stock split that became effective on July 17, 2024 and the 1-for-18 reverse stock split that became effective on October 27, 2025, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,770)	$(12,034)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,804	2,643
Stock-based compensation	1,382	1,169
Release of customer allowance liability	(5,429)	—
Inventory write-downs	—	1,013
Impairment of contract fulfillment assets	1,084	3,217
Other	115	287
Changes in operating assets and liabilities:
Accounts receivable	702	8,579
Non-trade receivable	(2,722)	(3,361)
Related party receivable	181	(644)
Inventory	18	(6,870)
Prepaid expenses and other current assets	811	(639)
Contract fulfillment assets	(6,330)	(8,643)
Other assets	(17)	(125)
Accounts payable	(2,440)	517
Accrued liabilities	(26)	10,828
Income tax payable	115	86
Net cash used in operating activities	(21,522)	(3,977)
Cash flows from investing activities:
Purchase of property and equipment	—	(206)
Net cash used in investing activities	—	(206)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	13,797	3,798
Proceeds from promissory note, net of issuance costs	5,110	—
Repayments of short-term borrowings	(591)	—
Proceeds from stock option exercises, net of taxes paid on vested restricted stock units	—	48
Net cash provided by financing activities	18,316	3,846
Net decrease in cash and cash equivalents	(3,206)	(337)
Cash and cash equivalents at beginning of period	5,343	9,397
Cash and cash equivalents at end of period	$2,137	$9,060
Supplemental disclosure of cash flow information:
Cash paid for interest	$241	$17
Cash paid for income taxes	$122	$12
Non-cash activities:
Receivables transferred to satisfy payables (Note 3)	$—	$11,308
Accrued bonus settled in equity	$1,215	$—
Promissory note payments settled in equity	$375	$—

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

Most of these products are supported by the SonimWare™ platform and enterprise services. In 2025, all of the Company’s new products that launched with tier-one carriers in the United States included a certification associated with carrier first responder initiatives, including FirstNet Ready, FirstNet Trusted, Verizon Frontline Certified, and T-Mobile certified for T-Priority. During 2025 the Company launched the XP Pro Thermal 5G smartphone for Europe which includes an SDK-enabled Sonim IRIS software for custom application development and an integrated thermal camera by FLIR® that benefits a number of vertical trades such as electricians, plumbers, public safety, construction, agriculture, amongst others.

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

No Solicitation and Change of Recommendation

The Asset Purchase Agreement includes covenants requiring the Company not to, directly or indirectly (i) solicit, initiate, knowingly encourage, or knowingly induce any Alternative Transaction (as defined in the Asset Purchase Agreement), (ii) engage in discussions or negotiations regarding any Alternative Transaction, or (iii) enter into any letter of intent, term sheet, memorandum of understanding, or other agreement relating to any Alternative Transaction. However, prior to the obtaining of the stockholder approval of the Asset Purchase Agreement (the “Stockholder Approval”), a customary “fiduciary out” provision allows the Company, under certain specified circumstances, to provide information to, and participate in discussions and engage in discussions or negotiations with, third parties with respect to an acquisition proposal if the Company complied with certain notice and other requirements and the board of directors of the Company (or the Special Committee, as applicable) determines in good faith (in each case after consultation with its outside legal counsel and financial advisors), taking into account the legal, financial, regulatory and other aspects of such proposal, that such proposal would be more favorable to the Company’s stockholders from a financial point of view than the consummation of the Asset Purchase Agreement and is reasonably capable of being consummated (a “Superior Proposal”). Negotiations related to a reverse merger not involving the Business are expressly excluded from the no-solicitation covenant.

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

Because the transaction contemplates the sale of substantially all of the Company’s assets, the Company is pursuing alternative strategies, in addition to completing the asset sale, with the objective of maximizing stockholder value. There can be no assurance that the Asset Purchase Agreement or any additional transaction will ultimately be consummated timely or at all.

Reverse Stock Split

All common share and per-share amounts in this Form 10-Q have been retroactively restated to reflect the effect of the Reverse Stock Splits, as defined below.

2024 Reverse Stock Split

On July 17, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock (the “2024 Reverse Stock Split”). The Company’s common stock began trading on the Nasdaq Capital Market on a post-split basis on July 18, 2024. As a result of the 2024 Reverse Stock Split, each share of common stock issued and outstanding immediately prior to July 17, 2024, was automatically converted into one-tenth (1/10) of a share of common stock. The 2024 Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the 2024 Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the 2024 Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share instead were entitled to receive one whole share in lieu of such fractional share.

The 2024 Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All outstanding stock options, restricted stock units, and warrants entitling their holders to purchase or obtain or convert into shares of our common stock were adjusted, as required by the terms of these securities.

The Company’s stockholders’ equity, in the aggregate, remained unchanged following the 2024 Reverse Stock Split. Net income (loss) per share increased because there were fewer shares of common stock outstanding. There were no other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, that arose as a result of the 2024 Reverse Stock Split.

2025 Reverse Stock Split

On October 27, 2025, subsequent to the balance sheet date, the Company effected a 1-for-18 reverse stock split of its issued and outstanding common stock (the “2025 Reverse Stock Split,” and, together with the 2024 Reverse Stock Split, the “Reverse Stock Splits”). The Company’s common stock began trading on the Nasdaq Capital Market on a post-split basis on October 27, 2025. As a result of the 2025 Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 27, 2025, was automatically converted into one-eighteenth (1/18) of a share of common stock. The 2025 Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the 2025 Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the 2025 Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share instead received a cash payment equal to the fraction of which a stockholder would otherwise be entitled multiplied by $16.8678, which is the closing price per share of common stock on October 20, 2025 (as reported by the Nasdaq Capital Market), as adjusted to give effect to the 2025 Reverse Stock Split.

The 2025 Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All outstanding stock options, restricted stock units, and warrants entitling their holders to purchase or obtain or convert into shares of our common stock were adjusted, as required by the terms of these securities.

The Company’s stockholders’ equity, in the aggregate, remained unchanged following the 2025 Reverse Stock Split. Net income (loss) per share increased because there were fewer shares of common stock outstanding. There were no other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, that arose as a result of the 2025 Reverse Stock Split.

Liquidity and Ability to Continue as a Going Concern

The Company’s condensed consolidated financial statements account for the continuation of its business as a going concern. The Company anticipates closing the Asset Purchase Agreement in late 2025 or early 2026. Once the Asset Purchase Agreement closes, there will be no more revenue from the Company’s existing business. The Asset Purchase Agreement raises uncertainty with respect to the Company’s ability to forecast beyond the asset sale date, and our ability to determine if we can meet our obligations within one year after the date that the financial statements are issued. There is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

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

On April 1, 2025, the Company signed an agreement with a then-related party, in which a family member of the Company’s then-director, Jeffrey Wang, holds an indirect interest of approximately 40%, to purchase parts and components to be used in the manufacturing of the company’s products for the aggregate amount of approximately $1,000. The agreement was executed in the ordinary course of business. During the nine months ended September 30, 2025, the Company purchased approximately $496 in raw materials under this agreement.

As of July 18, 2025, Jeffrey Wang is no longer a director of the Company.

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

NOTE 2 — Revenue Recognition

The Company recognizes revenue primarily from the sale of products, including mobile phones, connected devices, and accessories, and the majority of the Company’s contracts include only one performance obligation, namely the delivery of product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company also recognizes revenue from other contracts that may include a combination of products and NRE services or from the provision of solely NRE services. Where there is a combination of products and NRE services, the Company accounts for the promises as individual performance obligations if they are concluded as distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. During the three and nine months ended September 30, 2025, and 2024, the Company did not have any contracts in which the products and NRE services were concluded to be a single performance obligation. In certain cases, the Company may offer tiered pricing based on volumes purchased for specific model phones. To date, all tiered pricing provisions have fallen into observable ranges of pricing to existing customers, thus, not resulting in any material right which could be concluded as its own performance obligation. In addition, the Company does not offer material post-contract support services to its customers.

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

The Company maintains agreements with certain customers that include provisions for product allowances under specific conditions. Accruals for these agreements are based on available customer-specific data or, when such data is not available, relevant historical trends. These costs are recognized as a reduction to revenue. Based on the terms of these agreements, any unused accruals are released and recognized as revenue. For the nine months ended September 30, 2025, the Company finalized agreements which resulted in the reduction of accruals by approximately $5,429, which was recognized as revenue.

Disaggregation of revenue

The following table presents total net revenues disaggregated by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Smartphones	$8,108	$7,957	$23,976	$19,910
Feature Phones	3,801	6,780	12,447	14,839
Connected Solutions	4,000	49	6,937	330
White Label Products (ODM Model) (Related Party)	—	—	—	7,658
Accessories and Other	305	236	765	577
	$16,214	$15,022	$44,125	$43,314

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

The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40, Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs over the estimated period of time they are expected to be recovered, which is typically three to four years, the estimated life of a particular product model. As of September 30, 2025, and December 31, 2024, the net contract fulfillment assets were $9,053 and $6,399, respectively.

If the Company determines that such contract fulfillment costs are not expected to be recovered, it records an impairment in the period such determination is made. During the nine months ended September 30, 2024, the Company recorded an impairment of contract fulfillment assets of $3,217 due to a decrease in projected profit of one of its hotspots and the cancellation of a consumer durable product. During the nine months ended September 30, 2025, the Company recorded an impairment of contract fulfillment assets of $1,084 due to the end of life of a legacy smartphone, which is included in cost of revenues in the Condensed Consolidated Statements of Operations.

NOTE 3 — Significant Balance Sheet Components

The following table presents the components of the Company’s accounts receivable, net:

	September 30, 2025	December 31, 2024
Trade receivables	$6,204	$6,906
Allowance for credit losses	(2,706)	(2,567)
	$3,498	$4,339

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

Five customers account for 15%, 15%, 13%, 13% and 11% of accounts receivable, net, at September 30, 2025. Three customers account for 33%, 24%, and 12% of accounts receivable, net, at December 31, 2024.

In October 2023, the Company stopped sales of the white label products to its customer as the product reached the end of its life cycle. In February 2024, an agreement was executed that transferred $11,308 of the receivables to the manufacturer of the white label products in exchange for relieving the Company of a $11,308 accounts payable liability.

The following table presents the components of the Company’s inventory:

	September 30, 2025	December 31, 2024
Devices – for resale	$2,194	$4,633
Raw materials	8,080	5,598
Accessories	712	390
	$10,986	$10,621

For certain new products, the Company began purchasing raw materials in 2024 that will be used by the third-party manufacturers to build the products. These purchased parts represent most of the raw materials in inventory at September 30, 2025 and December 31, 2024.

The following table presents the components of the Company’s prepaid expenses and other current assets:

	September 30, 2025	December 31, 2024
Deposits for inventory	$2,186	$2,697
Other	1,653	1,865
	$3,839	$4,562

The following table presents the components of the Company’s accrued liabilities:

	September 30, 2025	December 31, 2024
Customer allowances	$4,171	$11,421
Contract fulfillment liabilities	2,070	2,939
Inventory received, not billed	3,019	1,563
Employee-related liabilities	859	2,247
Other	3,512	2,722
	$13,631	$20,892

LS Receivables Financing Agreement

On September 23, 2024, the Company entered into an invoice purchase agreement (the “LS Receivables Financing Agreement”) with LS DE LLC (“LS”), pursuant to which LS will provide receivables factoring to the Company. Pursuant to the terms of the LS Receivables Financing Agreement, LS will advance 80% of the face value of the receivables being sold by the Company, up to a maximum of $2,500 of eligible customer invoices from the Company. In consideration of the advances, LS is entitled to receive (i) an invoice purchase fee equal to 0.20% of the face amount of each purchased invoice payable at the time of the purchase and (ii) a daily funds usage fee equal to 0.0388%, payable monthly in arrears on the last day of each month. Under the agreement, the Company must repurchase any invoices that LS deems to be uncollectible or no longer qualify as an Eligible Account, as defined in the LS Receivables Financing Agreement. The Company is accounting for this transaction as a secured borrowing and recognizes a factoring liability for any advances until the accounts receivables are collected. As of December 31, 2024, there was $591 outstanding under the LS Receivables Financing Agreement, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2025, the LS Receivables Financing Agreement is terminated.

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

The factoring arrangement provides for a maximum facility of €3,000, with a financing rate of 85% of the face value of qualified receivables. The Company is able to receive an advance on such receivables, less applicable fees and reserves. Factoring fees vary based on the payment terms of the underlying receivables and range from 0.55% to 1.65% of the invoice amount, with an additional late fee assessed on unpaid balances after 95 days. Interest is equal to the greater of 4.00% or EURIBOR + 3.50%. The Factor assumes the credit risk of purchased receivables, subject to specified exclusions and conditions. The agreement has an initial 12-month term and automatically renews unless terminated in accordance with its terms. As of September 30, 2025, there were no borrowings under the Receivables Financing Agreement.

NOTE 4 — Promissory Notes

February Purchase Agreement

On February 21, 2025, the Company entered into a note purchase agreement (the “February Purchase Agreement”) with Streeterville Capital, LLC (the “Lender”) pursuant to which the Company issued and sold to the Lender a promissory note in the original principal amount of $3,300 (the “February Note”).

The Purchase Agreement

Pursuant to the terms of the February Purchase Agreement, until all of the Company’s obligations under the February Note and all other transaction documents are paid and performed in full, the Company agreed to comply with certain covenants, including but not limited to the following: (i) compliance with its filing requirements under the Securities Exchange Act of 1934, as amended, (ii) maintaining the Company’s listing on a national securities exchange, and (iii) refraining from making any Restricted Issuances (as defined in the Purchase Agreement and described below) without the Lender’s prior written consent, which consent may be granted or withheld in the Lender’s sole discretion.

Subject to certain customary exceptions set forth in the February Purchase Agreement, Restricted Issuances include the incurrence or guaranty of any debt obligations other than trade payables in the ordinary course of business, the issuance of any convertible securities in which the number of shares that may be issued pursuant to a conversion right, or the conversion price, varies with the market price of the Company’s common stock, the issuance of any securities with reset provisions and the issuance of any securities in connection with Section 3(a)(9) exchange, a Section 3(a)(10) settlement, or any other similar settlement or exchange. Restricted Issuances do not include ATM facilities, commercial bank loans or lines of credit, leases, grants pursuant to the Company’s incentive plans, and change-in-control transactions that result in full repayment of the Note upon consummation.

The February Purchase Agreement also contains a “most favored nation” clause. Under this provision, for as long as the Note remains outstanding, if the Company issues any debt security with more favorable economic terms or conditions not similarly provided to the Lender, the Company must notify the Lender. At the Lender’s option, such favorable terms will become part of the Note and related transaction documents.

The February Note

The February Note carries an original issue discount of $270, and the Company agreed to pay $30 to the Lender to cover its legal fees, accounting costs, due diligence, monitoring, and other transaction costs, each of which was deducted from the proceeds of the February Note received by the Company resulting in a purchase price of $3,000 received by the Company. The Company incurred additional issuance costs of approximately $210, which consisted of legal costs and placement fees.

Since the February Note remained outstanding on the 90-day anniversary of the issuance, the Company incurred a one-time monitoring fee of approximately $595 during the nine months ended September 30, 2025, which is included in other expense, net, in the Condensed Consolidated Statements of Operations and accrued liabilities in the Condensed Consolidated Balance Sheets.

Interest under the February Note accrues at a rate of 9% per annum. The unpaid amount of the February Note, any interest, fees, charges, and late fees are due 18 months following the date of issuance. The Company may prepay all or any portion of the outstanding balance of the February Note. If the Company elects to prepay the February Note in part, it will be required to pay to the Lender an amount in cash equal to 110% of the portion of the outstanding balance the Company elects to prepay.

Commencing six months after the date of issuance of the February Note and at any time thereafter until the February Note is paid in full, the Lender will have the right to redeem up to $330 under the February Note per calendar month. The Company must pay the redeemed amount in cash within three trading days of receiving a redemption notice. On three separate occasions and not more than once every 90 calendar days, the Company may defer any redemptions the Lender could otherwise make during a calendar month, provided, however, that each deferral increases the outstanding balance of the February Note by 1%. During the three months ended September 30, 2025, the Company and the Lender entered into certain exchange agreements whereby the Company issued 30,188 shares, as adjusted for the Reverse Stock Splits, in exchange for payment-in-full of $375 in principal balance of the February Note, which resulted in the accelerated amortization of $58 in debt discount and debt issuance costs.

At any time following the occurrence of a Major Trigger Event or Minor Trigger Event (each as defined in the February Note), the Lender may increase the outstanding balance of the February Note by 15% for each occurrence of any Major Trigger Event and 5% for each occurrence of any Minor Trigger Event (the “Trigger Effect”), provided that the Trigger Effect may only be applied three times with respect to Major Trigger Events and three times with respect to Minor Trigger Events.

Subject to certain exceptions described below, if the Company fails to cure a Trigger Event within five trading days following the date of transmission of written demand notice by the Lender, the Trigger Event will automatically become an Event of Default (as defined in the February Note). Following the occurrence of any Event of Default, the Lender may, upon written notice to the Company, (i) accelerate the Note, with the outstanding balance of the February Note following application of the Trigger Effect (the “Mandatory Default Amount”) becoming immediately due and payable in cash, and (ii) cause interest on the outstanding balance of the February Note beginning on the date the applicable Event of Default occurred to accrue at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law. However, certain Trigger Events, such as bankruptcy or insolvency, automatically result in an Event of Default, making the outstanding balance immediately payable at the Mandatory Default Amount without notice.

July Purchase Agreement

On July 11, 2025, the Company entered into a note purchase agreement (the “July Purchase Agreement”) with the Lender pursuant to which the Company issued and sold to the Lender a promissory note in the original principal amount of $2,755 (the “July Note,” and together with the February Note, the “Notes”).

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

Subject to certain customary exceptions set forth in the Purchase Agreement, Restricted Issuances include the incurrence or guaranty of any debt obligations other than trade payables in the ordinary course of business, the issuance of any convertible securities in which the number of shares that may be issued pursuant to a conversion right, or the conversion price, varies with the market price of the Company’s common stock, the issuance of any securities with reset provisions and the issuance of any securities in connection with Section 3(a)(9) exchange, a Section 3(a)(10) settlement, or any other similar settlement or exchange. Restricted Issuances do not include ATM facilities, commercial bank loans or lines of credit, leases, grants pursuant to the Company’s incentive plans, and change-in-control transactions that result in full repayment of the July Note upon consummation.

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

July Note

The July Note carries an original issue discount of $225, and the Company agreed to pay $30 to the Lender to cover its legal fees, accounting costs, due diligence, monitoring, and other transaction costs, each of which was deducted from the proceeds of the July Note received by the Company resulting in a purchase price of $2,500 received by the Company. The Company incurred additional issuance costs of approximately $210, which consists of legal costs and placement fees.

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

Security Agreements

The Company’s obligations under the July Note are secured by all of the Company’s assets, including its intellectual property, pursuant to a security agreement and intellectual property security agreement entered into by the Company in favor of the Lender on July 11, 2025. Pursuant to these agreements, the Company granted to the Lender a first-position security interest in all right, title, interest, claims and demands of the Company in and to certain property including, but not limited to: all equity in all wholly-owned or partially owned subsidiaries, all goods and equipment and all inventory, and certain patents, trademarks, and other intellectual property, as more fully detailed therein.

The following table presents the components of the net carrying amount of the Notes as of September 30, 2025:

Principal	$5,680
Less: unamortized debt discount and debt issuance costs	(613)
$5,067
Current portion	$4,817
Long-term portion	$250

The effective interest rate on the February Note and July Note was approximately 27.8% and 22.7%, respectively, for the period from the date of issuance through September 30, 2025. The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Contractual interest expense	$133	$239
Amortization of debt discount	108	172
Amortization of debt issuance costs	98	160
	$339	$571

NOTE 5 — Stockholders’ Equity

ChEF Purchase Agreement

On September 29, 2025, the Company entered into a ChEF purchase agreement (the “ChEF Agreement”) and registration rights agreement (the “Registration Rights Agreement”), each with Chardan Capital Markets LLC (“Chardan”) related to a “ChEF,” Chardan’s committed equity facility.

Pursuant to the ChEF Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $500,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) the Exchange Cap (as defined in the ChEF Agreement), subject to certain conditions and limitations set forth in the Purchase Agreement and applicable Nasdaq listing rules. The Company is under no obligation to sell any securities to Chardan under the ChEF Agreement.

While there are distinct differences, the facility pursuant to the ChEF Agreement is structured similarly to a traditional “at-the-market” equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis. The net proceeds from any sales under the ChEF Purchase Agreement will depend on the frequency with, and prices at, which the shares of our common stock are sold to Chardan. The registration statement in connection with the facility became effective on October 29, 2025.

Use of Proceeds

The Company expects to use a minimum of 33% of proceeds from any sales under the ChEF Agreement for pre-payment of the promissory note in the original principal amount of $2,755 issued by the Company to Streeterville Capital, LLC on July 11, 2025, pursuant to the July Purchase Agreement, until and unless such note is repaid in full. The Company intends to use any remaining proceeds for operations, to support the overall business strategy, for working capital, and general corporate purposes.

Registered Public Offering

On July 2, 2025, the Company consummated a best-efforts public offering (the “Offering”) of 411,111 shares of its common stock, as adjusted for the Reverse Stock Splits, at a public offering price of $13.50 per share, as adjusted for the Reverse Stock Splits. In connection with the Offering, the Company entered into a securities purchase agreement with certain investor signatories thereto for the purchase of shares of common stock described above.

Roth (the “Placement Agent”) served as the exclusive placement agent in connection with the Offering. The Company paid the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the Offering, and reimbursement of certain expenses and legal fees in the amount of $100. The Company also issued to designees of the Placement Agent warrants to purchase up to an aggregate of 11,604 shares of Common Stock, as adjusted for the Reverse Stock Splits (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $13.50 per share, as adjusted for the Reverse Stock Splits, are not exercisable until January 2, 2026, and expire on July 2, 2030. The exercise prices of the Placement Agent Warrants are subject to appropriate adjustment in the event of stock dividends, stock splits, stock combinations, reorganizations or similar events affecting the Common Stock. Subject to limited exceptions, a holder of Placement Agent Warrants will not have the right to exercise any portion of its Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, upon election by a holder prior to the issuance of any Warrants, 9.99%) of the shares of common stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding. The Purchase Agreement contains customary representations, warranties, and covenants by the Company. It also provides for customary indemnification for losses or damages arising out of or in connection with the Offering, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

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

Equity Financing

On April 29, 2024, the Company closed on a capital investment of 19,444 shares of common stock and warrants, as adjusted for the Reverse Stock Splits, with a single investor for an aggregate purchase price of $3,850. In connection with the closing, the Company incurred approximately $66 in issuance costs, which was offset against the proceeds.

Each warrant has an exercise price of $198.00 per share, as adjusted for the Reverse Stock Splits, is immediately exercisable, will expire in five years from the date of issuance, and is subject to customary adjustments for certain transactions affecting the Company’s capitalization. The warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the investor subsequent to the exercise exceeds the specified beneficial ownership limitation provided therein (which is currently 9.99% and may be adjusted upon advance notice). On August 7, 2025, the Company and the investor entered into an amendment to reduce the exercise price of the warrants to $13.50 per share.

On May 12, 2025, the Company closed on a capital investment of 61,111 shares of common stock, as adjusted for the Reverse Stock Splits, and 30,555 warrants, as adjusted for the Reverse Stock Splits, with two investors for an aggregate purchase price of $1,375. In connection with the closing, the Company incurred approximately $169 in issuance costs, which was offset against the proceeds.

Each warrant has an exercise price of $24.9552 per share, as adjusted for the Reverse Stock Splits, is immediately exercisable, will expire in five years from the date of issuance, and is subject to customary adjustments for certain transactions affecting the Company’s capitalization. The warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the investor subsequent to the exercise exceeds the specified beneficial ownership limitation provided therein (which is currently 9.99% and 4.99% and may be adjusted upon advance notice). On August 7, 2025, the Company and the investors entered into an amendment to reduce the exercise price of the warrants to $13.50 per share, as adjusted for the Reverse Stock Splits.

In connection with the close of the capital investment on May 12, 2025, the Company issued 1,375 warrants, as adjusted for the Reverse Stock Splits, to Roth on July 2, 2025. Each warrant has an exercise price of $24.912 per share, as adjusted for the Reverse Stock Splits, is immediately exercisable, will expire in five years from the date of issuance, and is subject to customary adjustments for certain transactions affecting the Company’s capitalization. The warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the investor subsequent to the exercise exceeds the specified beneficial ownership limitation provided therein (which is currently 4.99% and may be adjusted upon advance notice).

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

During the nine months ended September 30, 2025, a total of 193,405 shares of common stock, as adjusted for the Reverse Stock Splits, were sold under the Sales Agreement for net proceeds of $8,229, after payment of commission fees and other related expenses of $258. In the second quarter of 2025, the Company completed its sales of shares of common stock under the Sales Agreement and the ATM program was terminated.

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

NOTE 6 — Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of revenues	$12	$15	$27	$42
Research and development	9	15	23	35
Sales and marketing	38	99	432	289
General and administrative	107	244	900	803
	$166	$373	$1,382	$1,169

Stock-based compensation in Cost of Revenues relates to employees who focus on supply chain management.

Stock Options

Stock option activity, as adjusted for the Reverse Stock Splits, for the nine months ended September 30, 2025, is set forth in the table below:

	Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value*
Outstanding at January 1, 2025	41,874	$112.14
Granted	—	—
Exercised	—	—
Forfeited and Expired	(5,514)	116.18
Outstanding at September 30, 2025	36,360	$111.53	7.38	$—
Vested and Expected to Vest at September 30, 2025	36,360	$111.53	7.38	$—
Exercisable at September 30, 2025	26,171	$117.37	7.12	$—

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of September 30, 2025, there was approximately $692 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.25 years.

Restricted Stock Units

Restricted Stock Unit (“RSU”) activity, as adjusted for the Reverse Stock Splits, for the nine months ended September 30, 2025, is set forth in the table below:

RSUs
Outstanding at January 1, 2025	3,769
Granted	39,187
Released	(42,956)
Forfeited	—
Outstanding at September 30, 2025	—

NOTE 7 — Income Taxes

For the three months ended September 30, 2025, and 2024, the Company recorded provisions for income taxes of $90 and $117, respectively. For the nine months ended September 30, 2025, and 2024, the Company recorded provisions for income taxes of $361 and $279, respectively. The Company’s effective income tax rate is negative 3.2% for the nine months ended September 30, 2025, compared to negative 2.5% for the nine months ended September 30, 2024. The effective tax rate is higher than the U.S. federal statutory tax rate primarily as a result of the Company’s full valuation allowance in the United States and foreign income taxes paid in China and India.

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

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2025, the gross amount of unrecognized tax benefits was approximately $1,507. If the Company’s estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. With the passing of this tax legislation, the most notable corporate tax issue that impacts the Company is the change to IRC §174. Since 2022, the Company has been required to capitalize U.S. and foreign research and development expenditures in accordance with IRC §174 and amortize those costs over 5 years for U.S. costs and 15 years for foreign costs. The new legislation will no longer require U.S. research and development costs to be capitalized; however, foreign costs will continue to be capitalized and amortized over 15 years. U.S. costs that were capitalized in tax years 2022 through 2024 can be expensed in 2025 or over a two-year period, 2025 and 2026. The Company continues to evaluate various elections available to the Company under OBBBA related to IRC Section 174 capitalized R&D costs. Because of the Company’s loss and full valuation allowance, we expect no impact on the Company’s 2025 financial statements regardless of the elections that the Company makes related to IRC Section 174 capitalized R&D costs for the 2025 year.

NOTE 8 — Commitments and Contingencies

Purchase Commitments

The aggregate amount of noncancelable purchase orders as of September 30, 2025, and December 31, 2024, was approximately $14,278 and $15,753, respectively, and were related to the purchase of inventory and components for the Company’s devices, and certification services.

Royalty payments

The Company is required to pay per unit royalties to wireless essential patent holders and other providers of integrated technologies on mobile devices delivered, which, in aggregate, amount to less than 5% of net revenues associated with each unit and expire between 2025 and 2033. Royalty expense for the three months ended September 30, 2025, and 2024 was $304 and $336, respectively. Royalty expense for the nine months ended September 30, 2025, and 2024 was $738 and $818, respectively. Royalty expense is included in Cost of Revenues. The Company may be required to pay additional royalties to additional patent holders and technology providers on future products.

General litigation

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these other matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

As of September 30, 2025, the Company was not subject to any currently pending legal matters or claims that would be expected to have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably. Information on legal proceedings and material developments in connection therewith for the six months ended June 30, 2025, is included in the Company’s quarterly report for that period, filed with the SEC on August 8, 2025, and is incorporated herein by reference.

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

NOTE 9 — Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share. Share and per share amounts for the periods ended September 30, 2024, have been adjusted retrospectively for the Reverse Stock Splits.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(4,753)	$(2,512)	$(11,770)	$(12,034)
Denominator:
Weighted-average shares used in computing net loss per share, basic	984,927	269,388	614,985	258,788
Net loss per share, basic	$(4.83)	$(9.32)	$(19.14)	$(46.50)
Weighted-average shares used in computing net loss per share, diluted	984,927	269,388	614,985	258,788
Net loss per share, diluted	$(4.83)	$(9.32)	$(19.14)	$(46.50)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows. Share amounts for the periods ended September 30, 2025 and 2024, have been adjusted retroactively for the applicable Reverse Stock Splits.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Shares subject to options to purchase common stock	36,360	41,186	36,360	41,186
Unvested restricted stock units	—	2,868	—	2,868
Shares subject to warrants to purchase common stock	62,978	19,444	62,978	19,444
	99,338	63,498	99,338	63,498

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

The following table details the revenues, significant expenses and other segment items regularly provided to and reviewed by the CODM:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$16,214	$15,022	$44,125	$43,314
Less:
Cost of sales	11,857	9,101	26,341	28,402
Amortization of contract fulfillment assets	908	896	2,592	2,595
Other cost of sales	1,633	793	4,175	2,214
Research and development	181	715	2,723	1,728
Sales and marketing	2,452	3,045	9,136	8,756
General and administrative, excluding legal fees	2,712	2,415	7,649	6,799
Legal fees	451	433	1,576	1,138
Impairment of contract fulfillment assets	—	—	—	3,217
Interest expense, net	522	—	1,002	17
Other (income) expense, net	161	19	340	203
Income tax expense	90	117	361	279
Consolidated segment net income (loss)	$(4,753)	$(2,512)	$(11,770)	$(12,034)

The following table summarizes total net revenues by region based on ship-to destinations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
United States	$11,762	$11,667	$34,215	$27,999
Asia Pacific	10	98	581	7,831
Canada	2,618	3,180	5,453	7,364
Europe and Middle East	1,824	77	3,876	120
	$16,214	$15,022	$44,125	$43,314

Long-lived assets, substantially comprised of contract fulfillment assets, located in the United States and Asia Pacific region were $9,756 and $162 as of September 30, 2025, respectively, and $7,384 and $187 as of December 31, 2024, respectively.

Inventory located in the United States and Asia Pacific region was $2,083 and $8,903 as of September 30, 2025, respectively, and $3,383 and $7,238 as of December 31, 2024, respectively.

Concentrations of Revenue Risk

Revenue from customers with concentration greater than 10% accounted for approximately the following percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	31%	37%	45%	40%
Customer B	20%	16%	16%	12%
Customer C (related party)	*	*	*	18%
Customer D	*	11%	*	*

*	Customer revenue did not exceed 10% in the respective period.

NOTE 11 — Subsequent Event

On October 27, 2025, the Company effected a 1-for-18 reverse stock split of its issued and outstanding common stock. The Company’s common stock began trading on the Nasdaq Capital Market on a post-split basis on October 27, 2025. See Note 1, The Company and Its Significant Accounting Policies, under the title “Reverse Stock Split—2025 Reverse Stock Split” for additional details.

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

Most of these products are supported by the SonimWare™ platform and enterprise services. In 2025, all of our new products that launched with tier-one carriers in the United States included a certification associated with carrier first responder initiatives, including FirstNet Ready, FirstNet Trusted, Verizon Frontline Certified, and T-Mobile certified for T-Priority. In 2025, we launched the XP Pro Thermal 5G smartphone for Europe which includes an SDK-enabled Sonim IRIS software for custom application development and an integrated thermal camera by FLIR® that benefits a number of vertical trades such as electricians, plumbers, public safety, construction, agriculture, amongst others.

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

With the primary sales channels in the U.S. and Canada consisting of large wireless carriers, the Company’s customer base is highly concentrated. For the nine months ended September 30, 2025, wireless carriers contributed 83% of our total net revenues, 12% of which related to the expiration of customer allowance agreements as three of our legacy phones approach end-of-life, with our top three carrier customers accounting for 69% of our total net revenues, 11% of which related to the expiration of customer allowance agreements. Our rugged smartphones represented 54% of our total net revenues, 12% of which related to the expiration of customer allowance agreements, while feature phones were 28% of our total net revenues, and connected solutions were 16% of our total net revenues. For the three months ended September 30, 2025, wireless carriers contributed 78% of our total net revenues, with our top three carrier customers accounting for 59% of our total net revenues. Our rugged smartphones represented 50% of our total net revenues, while feature phones were 23% of our total net revenues, and connected solutions were 25% of our total net revenues.

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

Pending Asset Purchase Agreement with Social Mobile and Company’s Strategic Initiatives

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

Because the transaction contemplates the sale of substantially all of the Company’s assets, the Company is pursuing alternative strategies, in addition to completing the asset sale, with the objective of maximizing stockholder value. There can be no assurance that the Asset Purchase Agreement or any additional transaction will ultimately be consummated timely or at all.

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

As of the filing date of this report, Sonim is completing the development, testing and certification of an updated 5G version of the Company’s XP5plus.

2025 Reverse Stock Split

On October 27, 2025, the Company effected a 1-for-18 reverse stock split of its issued and outstanding common stock (the “2025 Reverse Stock Split”). On the same date, our common stock began trading on the Nasdaq Capital Market on a post-split basis. As a result of the 2025 Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 27, 2025, was automatically converted into one-eighteenth (1/18) of a share of common stock. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share instead received a cash payment equal to the fraction of which a stockholder would otherwise be entitled multiplied by $16.8678, which is the closing price per share of common stock on October 20, 2025 (as reported by the Nasdaq Capital Market), as adjusted to give effect to the reverse stock split.

The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All outstanding stock options, restricted stock units, and warrants entitling their holders to purchase or obtain or convert into shares of our common stock were adjusted, as required by the terms of these securities.

All common share and per-share amounts in this Form 10-Q have been retroactively restated to reflect the effect of the 2025 Reverse Stock Split.

Capital Structure

We prioritized adjustments to the Company’s capital structure to better align with our long-term strategy. On October 16, 2025, at a special meeting of stockholders, our stockholders approved an amendment to our amended and restated certificate of incorporation increasing the authorized shares of our common stock from 100,000,000 to 1,000,000,000. The amendment was filed with the Secretary of State of the State of Delaware on October 16, 2025. Our board believes it is in the best interests of the Company and its stockholders to have additional authorized shares available. The primary purpose of the amendment is to provide greater flexibility in managing our common stock for general corporate purposes that our board may, from time to time, deem advisable, which could include, without limitation: (i) financing activities, including the ChEF facility; (ii) stock dividends or splits; (iii) conversions of convertible securities; (iv) issuances of stock options and other equity awards under our incentive plans; and (v) establishing strategic relationships. Having an increased number of authorized but unissued shares allows the Company to act promptly on corporate opportunities without the delay and expense of convening a special meeting of stockholders to approve a further increase in capitalization.

ChEF Purchase Agreement

On September 29, 2025, the Company entered into a ChEF purchase agreement (the “ChEF Agreement”) and registration rights agreement (the “Registration Rights Agreement”), each with Chardan Capital Markets LLC (“Chardan”) related to a “ChEF,” Chardan’s committed equity facility (the “Facility”).

Pursuant to the ChEF Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $500.0 million in aggregate gross purchase price of newly issued shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) the Exchange Cap (as defined in the ChEF Agreement), subject to certain conditions and limitations set forth in the Purchase Agreement and applicable Nasdaq listing rules. The Company is under no obligation to sell any securities to Chardan under the ChEF Agreement.

While there are distinct differences, the facility pursuant to the ChEF Agreement is structured similarly to a traditional “at-the-market” equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis. The net proceeds from any sales under the ChEF Purchase Agreement will depend on the frequency with, and prices at, which the shares of our common stock are sold to Chardan. The registration statement in connection with the Facility became effective on October 29, 2025.

For additional information, refer to Note 5, Stockholders’ Equity, to the condensed consolidated financial statements contained within this report under the title “ChEF Purchase Agreement.”

Equity Financings

On May 12, 2025, we consummated a private placement with two investors and sold 61,111 shares of our common stock, as adjusted for the Reverse Stock Splits, and warrants to purchase up to 30,555 shares of our common stock, as adjusted for the Reverse Stock Splits, for an exercise price of $24.9552 per share, as adjusted for the Reverse Stock Splits, for an aggregate purchase price of $1.38 million. We used the net proceeds from the private placement for working capital and general corporate purposes. On August 7, 2025, the Company and the investor entered into an amendment to reduce the exercise price of the warrants to $13.50 per share, as adjusted for the Reverse Stock Splits.

In connection with the close on the capital investment on May 12, 2025, the Company issued warrants to Roth to purchase up to 1,375 shares of our common stock, as adjusted for the Reverse Stock Splits, on July 2, 2025. Each warrant has an exercise price of $24.912 per share, as adjusted for the Reverse Stock Splits.

On April 29, 2024, we consummated a private placement with a single investor and sold 19,444 shares of our common stock, as adjusted for the Reverse Stock Splits, and warrants to purchase up to 19,444 shares of our common stock for an exercise price of $198.00 per share, as adjusted for the Reverse Stock Splits, for an aggregate purchase price of $3.85 million. We used the net proceeds from the private placement for working capital and general corporate purposes. On August 7, 2025, the Company and the investor entered into an amendment to reduce the exercise price of the warrants to $13.50 per share, as adjusted for the Reverse Stock Splits.

ATM Offering

On August 6, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”). Pursuant to the Sales Agreement, the Company could sell up to an aggregate of $8.9 million in shares of common stock through Roth, as sales agent. During the nine months ended September 30, 2025, a total of 193,405 shares of common stock, as adjusted for the Reverse Stock Splits, were sold under the Sales Agreement for net proceeds of $8.2 million after payment of commission fees and other related expenses of $0.3 million. In the second quarter of 2025, the Company completed its sales of shares of common stock under the Sales Agreement and terminated the ATM program.

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

Registered Public Offering

On July 2, 2025, the Company consummated a best-efforts public offering (the “Offering”) of 411,111 shares of its common stock, as adjusted for the Reverse Stock Splits, at a public offering price of $13.50 per share, as adjusted for the Reverse Stock Splits. In connection with the Offering, the Company entered into a securities purchase agreement with certain investor signatories thereto for the purchase of shares of common stock described above.

Roth served as the exclusive placement agent in connection with the Offering. The Company paid Roth a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the Offering, and reimbursement of certain expenses and legal fees in the amount of $0.1 million. The Company also issued to designees of Roth warrants to purchase up to an aggregate of 11,604 shares of common stock, as adjusted for the Reverse Stock Splits (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $13.50 per share, as adjusted for the Reverse Stock Splits, are not exercisable until January 2, 2026, and expire on July 2, 2030.

The net proceeds of the Offering are approximately $4.8 million, after deducting the Placement Agent fees and expenses and other estimated offering expenses payable by the Company. The Company used the net proceeds of the Offering for overall business strategy, for working capital purposes and for general corporate purposes.

Receivables Financing Agreements

To improve its liquidity, on September 23, 2024, the Company entered into an invoice purchase agreement with LS DE LLC (“LS”), pursuant to which LS will provide receivables factoring to the Company, pursuant to which LS will advance 80% of the face value of the receivables being sold by the Company, up to a maximum of $2.5 million of eligible customer invoices from the Company. As of September 30, 2025, this agreement is terminated.

To improve its liquidity, on August 7, 2025, the Company entered into a factoring agreement (the “Receivables Financing Agreement”) with Tradewind GmbH (“Tradewind”), pursuant to which Tradewind will provide international receivables factoring to the Company, pursuant to which Tradewind will advance 85% of the face value of the receivables being sold by the Company, up to a maximum of €3.0 million of eligible customer invoices from the Company. For additional information, refer to Note 3, Significant Balance Sheet Components, to the condensed consolidated financial statements contained within this report under the title “Receivables Financing Agreement.”

Promissory Notes

On February 21, 2025, the Company entered into the Purchase Agreement with the Lender pursuant to which the Company issued and sold to the Lender the Note. Starting on August 21, 2025, the Lender may exercise its right to redeem up to $330,000 of the Note per calendar month. During the three months ended September 30, 2025, the Company and the Lender entered into certain exchange agreements whereby the Company issued 30,188 shares, as adjusted for the Reverse Stock Splits, in exchange for payment-in-full of $375 in principal balance of the February Note. For additional information, refer to Note 4, Promissory Notes, to the condensed consolidated financial statements contained within this report under the title “February Purchase Agreement.”

On July 11, 2025, the Company entered into an additional note purchase agreement with the Lender pursuant to which the Company issued and sold to the Lender an additional promissory note (the “July Note,” and together with the February Note, the “Notes”). Starting on January 11, 2026, the Lender may exercise its right to redeem up to $275,000 of the July Note per calendar month. Additionally, the July Note was secured by a first-priority interest in all of the Company’s assets. The July Note requires the Company to prepay an amount equal to not less than 33% of the net proceeds received from any equity or debt financing. For additional information, refer to Note 4, Promissory Notes, to the condensed consolidated financial statements contained within this report under the title “July Purchase Agreement.”

The exercise of the Lender’s redemption rights under either note or the Company’s obligation to make prepayments under the July Note may reduce the Company’s liquidity.

Impairment of Contract Fulfillment Assets

The non-recurring costs associated with design and development of new products for technical approval represent costs to fulfill a contract pursuant to ASC 340-40, Other Assets and Deferred Costs. Accordingly, the Company capitalizes these contract fulfillment costs and amortizes such costs over the estimated period of time that the product will be sold, which is typically three to four years. As of September 30, 2025, and December 31, 2024, the net contract fulfillment assets were $9,053 and $6,399, respectively.

If the Company determines that such contract fulfillment costs are not expected to be recovered, it records an impairment in the period such determination is made. During the nine months ended September 30, 2024, the Company recorded an impairment of contract fulfillment assets of $3.2 million due to a decrease in projected profit of one of its hotspots and the cancellation of a consumer durable product. This product was cancelled because higher than anticipated manufacturing costs eliminated the expected profit margin on the product. During the nine months ended September 30, 2025, the Company recorded an impairment of contract fulfillment assets of $1.1 million due to the end of life of a legacy smartphone, which is included in cost of revenues in the Condensed Consolidated Statements of Operations.

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full year or in any future period. Historically, we have experienced higher revenues following the release of new products and start of sales with additional carriers and distributors.

The following tables present key components of our results of operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Increase (Decrease)%		2025	2024	Increase (Decrease)%
Net revenues	$16,214	$15,022	$1,192	8%	$44,125	$35,656	$8,469	24%
Related party net revenues	—	—	—	N/A	—	7,658	(7,658)	(100)%
Total net revenues	16,214	15,022	1,192	8%	44,125	43,314	811	2%
Cost of revenues	14,398	10,790	3,608	33%	33,108	33,211	(103)	—%
Gross profit	1,816	4,232	(2,416)	(57)%	11,017	10,103	914	9%
Operating expenses
Research and development	181	715	(534)	(75)%	2,723	1,728	995	58%
Sales and marketing	2,452	3,045	(593)	(19)%	9,136	8,756	380	4%
General and administrative	3,163	2,848	315	11%	9,225	7,937	1,288	16%
Impairment of contract fulfillment assets	—	—	—	N/A	—	3,217	(3,217)	(100)%
Total operating expenses	5,796	6,608	(812)	(12)%	21,084	21,638	(554)	(3)%
Income (loss) from operations	(3,980)	(2,376)	(1,604)	68%	(10,067)	(11,535)	1,468	(13)%
Interest expense, net	(522)	—	(522)	N/A	(1,002)	(17)	(985)	5,794%
Other expense, net	(161)	(19)	(142)	747%	(340)	(203)	(137)	67%
Income (loss) before income taxes	(4,663)	(2,395)	(2,268)	95%	(11,409)	(11,755)	346	(3)%
Income tax expense	(90)	(117)	27	(23)%	(361)	(279)	(82)	29%
Net income (loss)	$(4,753)	$(2,512)	$(2,241)	89%	$(11,770)	$(12,034)	$264	(2)%

Total Net Revenues

Total net revenues for the three months ended September 30, 2025, increased by $1.2 million compared to 2024. This increase reflects $2.4 million in sales of the H500 hotspot that launched in the fourth quarter of 2024 and $1.6 million in sales of the MegaConnect hotspot that was launched in 2025. These increases were partially offset by a net decrease of $3.0 million in sales of our feature phones, due to declining demand for our legacy feature phones.

Total net revenues for the fourth quarter of 2025 are expected to decline sequentially from the third quarter due to holiday-related seasonality. We do not expect to generate revenue from the current business following the closing of the Asset Purchase Agreement, which we anticipate occurring in late 2025 or early 2026. If the Asset Purchase Agreement does not close in 2025, we expect a further decline in operating revenue from the current business in 2026, because we anticipate permitting the Buyer to manufacture and sell our products pending the consummation of the Asset Purchase Agreement as one of the contemplated approaches to our transition plan.

Total net revenues for the nine months ended September 30, 2025, increased by $0.8 million compared to 2024. Hotspot revenue increased $6.5 million with the launch of the H500 and the MegaConnect hotspots. Smartphone revenue also increased by $4.1 million due to the expiration of customer allowance in 2025. The nine months ended September 30, 2024, include $7.7 million in revenue from white label products sold to a related party, and we had no white label revenue in 2025.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2025, increased by $3.6 million as compared to 2024. This increase reflects the lower margins on the H500 as compared to phones and the lower margins on the XP Pro as compared to the XP10.

Cost of revenues for the nine months ended September 30, 2025, decreased by $0.1 million as compared to 2024. The nine months ended September 30, 2025, include $5.4 million in revenue related to the expiration of customer allowance agreements, which had no related cost of revenues. The nine months ended September 30, 2024, had higher cost of revenues from white label product sales that had a cost of revenues percentage of approximately 94%.

Gross Profit and Margin

Gross profit for the three months ended September 30, 2025, decreased by $2.4 million compared to 2024. This increase reflects the lower margins on the H500 as compared to phones, and the lower margins on the XP Pro as compared to the XP10.

Gross profit for the nine months ended September 30, 2025, increased by $0.9 million compared to 2024 primarily due to the $5.4 million in revenue related to the expiration of customer allowance agreements in 2025. Gross margin for the nine months ended September 30, 2025, was 25%, which reflects the positive impact from the expiration of customer allowance agreements that have no related cost of sales, net of the impact of the decrease in sales of our legacy products, which had higher margins in the aggregate, and the increase in the sales of our new and replacement products, which have lower margins in aggregate, compared to 23% in 2024, which reflects the negative impact of white label products that had a gross margin of approximately 6%.

Research and Development

R&D expenses for the three months ended September 30, 2025, decreased by $0.5 million compared to 2024, primarily due to there being limited R&D projects during the third quarter of 2025 since most our new products launched throughout the first three quarters of 2025.

R&D expenses for the nine months ended September 30, 2025, increased by $1.0 million compared to 2024, primarily due to there being limited R&D projects during the first half of 2024. In 2025, R&D expenses were primarily from internal work on the development of new variants of our XP Pro, including a version with a thermal camera, the HPUE hotspot, the XP400 phone for Europe, and the updated 5G version of our XP3plus.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2025, decreased by $0.6 million compared to 2024 primarily due to a shift in executive costs from sales and marketing to general and administrative expenses.

Sales and marketing expenses for the nine months ended September 30, 2025, increased by $0.4 million compared to 2024 primarily due to an increase in marketing spend to support new products in the first half of 2025, and compliance work for Europe.

General and Administrative

General and administrative expenses for the three months ended September 30, 2025, increased by $0.3 million compared to 2024 primarily due to an increase in legal and other expenses related to the hostile takeover attempt and the divestiture activity being pursued by the Company.

General and administrative expenses for the nine months ended September 30, 2025, increased by $1.3 million compared to 2024 primarily due to an increase in legal and other expenses related to the hostile takeover attempt and the divestiture activity being pursued by the Company.

Impairment of Contract Fulfillment Assets

Impairment of contract fulfillment assets for the nine months ended September 30, 2024, was $3.2 million, resulting from the Company’s determination that it would not recover the contract fulfillment costs capitalized due to a decrease in projected profit for one of its hotspots and the cancellation of the consumer durable product.

Interest Expense

Interest expense for the three and nine months ended September 30, 2025, primarily relates to the Notes, which includes contractual interest expense and the amortization of the debt discount and debt issuance costs, and interest related to accounts receivable financing.

Liquidity and Capital Resources

Historically, we have funded operations from a combination of public and private equity financings, and through the issuance of debt. During the nine months ended September 30, 2025 we received net proceeds of $13.8 million from the sale of our common stock, and we received net proceeds of $5.1 million from the issuance of the Notes.

During the nine months ended September 30, 2025, we reported a net loss of $11.8 million and used $21.5 million in operating cash flow. As of September 30, 2025, our principal source of liquidity consisted of cash and cash equivalents totaling $2.1 million. The Company expects to close the Asset Purchase Agreement at the end of 2025 or the beginning of 2026. Once the Asset Purchase Agreement closes, the Company will have no revenue from the existing business. The Company is investigating strategic alternatives for the remaining assets of the Company following the closure of the Asset Purchase Agreement. The uncertainty regarding the Asset Purchase Agreement and the ability of the Company to implement strategic alternatives after the closing of the Asset Purchase Agreement creates uncertainty regarding the Company’s ability to forecast beyond the asset sale date. There is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(21,522)	$(3,977)
Net cash used in investing activities	—	(206)
Net cash provided by financing activities	18,316	3,846
Net decrease in cash and cash equivalents	$(3,206)	$(337)

Cash flows from operating activities

For the nine months ended September 30, 2025, cash used in operating activities was $21.5 million, primarily attributable to a net loss of $11.7 million and net cash used in a change in net operating assets and liabilities of $9.7 million. The change in net operating assets and liabilities was primarily due to net payments made on accounts payable, an increase in non-trade receivables, and an increase in contract fulfillment assets, which are capitalized costs for product certifications, partially offset by a decrease in accounts receivable and certain prepaid expenses. Non-cash charges primarily consist of $5.4 million related to the expiration of customer allowance agreements, $2.8 million in depreciation and amortization, $1.4 million for stock-based compensation, and $1.1 million for the impairment of contract fulfillment assets related to the end of life of our legacy products.

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

Cash flows from investing activities

For the nine months ended September 30, 2025, and 2024, there were no significant investing activities.

Cash flows from financing activities

For the nine months ended September 30, 2025, the Company received $13.8 million in cash, net of issuance costs, from sales of common stock, as well as $5.1 million in net proceeds from the issuance of the Note and repaid $0.6 million borrowed under the LSQ Receivables Financing Agreement.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of receiving deficiency letters from Nasdaq. On August 13, 2025, we received notice that we were not in compliance with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). On August 22, 2025, we received notice that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) because our stockholders’ equity was below $2.5 million. While we are working to address these deficiencies and have received an extension through December 31, 2025, to regain compliance with Listing Rule 5550(b)(1), there can be no assurance that we will regain compliance with, or continue to satisfy, any applicable Nasdaq requirements within the relevant cure periods, if at all.

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

We may never consummate a transaction complementary to the Asset Purchase Agreement, and even if we do, we may not be able to complete the transaction timely, which may negatively impact our financial condition, results of operations, and our ability to raise capital.

We publicly announced our intent to pursue two contemporaneous strategic tracks: to enter into and consummate the Asset Purchase Agreement and to identify an RTO target and to consummate an RTO.

Expected disposition of our legacy assets and operations under the Asset Purchase Agreement will render Sonim a “shell company,” unless we either (a) initiate a new line of business that is unrelated to and does not compete with the divested business, or (b) complete an alternative transaction (such as an RTO) before the closing of the Asset Purchase Agreement. Accordingly, identifying a suitable RTO target or investors for an alternative transaction and completing an alternative transaction in a timely manner—or otherwise ensuring the continuation of meaningful business operations—is critical to avoiding shell company status.

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

In addition, our stockholders may be less inclined to approve the Asset Purchase Agreement in the absence of a concurrently announced RTO transaction or an alternative transaction creating stockholder value complementary to the Asset Purchase Agreement. Failure to obtain stockholder approval would result in the termination of the Asset Purchase Agreement and would require us to pay the Buyer (i) reimbursement of transaction-related expenses reasonably incurred by the Buyer and its affiliates, and (ii) a termination fee of $1 million. These outcomes could materially and adversely affect our sales, financial condition, and results of operations, as well as the trading price of our common stock. They may also prevent us from realizing some or all of the expected benefits associated with completing the Asset Purchase Agreement and any related strategic transactions within the anticipated timeframe.

Even if we complete an RTO or another alternative transaction, we may be deemed a “former shell company,” which would impose significant regulatory limitations and adversely affect our ability to access capital markets and the liquidity of our common stock.

Even if we identify and consummate an RTO or an alternative transaction intended to avoid shell company status and launch a new line of business, the SEC Staff could nevertheless determine—based on its recent, broadened interpretation in reverse merger contexts—that we may be deemed as a former “shell company.” The uncertainty stemming from a potential post-closing SEC determination could introduce additional execution and timing risk to our financing and strategic plans following any RTO or alternative transaction.

In the event that the proposed transactions are not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.

The conditions to the consummation of the proposed transactions — either the Asset Purchase Agreement or an alternative transaction, including RTO — may not be satisfied as noted above. If the proposed transactions are not consummated, we would remain liable for significant transaction costs and termination fees, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed transactions.

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

We may face litigation filed against us over the Asset Purchase Agreement, an RTO, or an alternative transaction.

Currently, the Company is not aware of any complaints filed or litigation pending related to the Asset Purchase Agreement. However, litigation is a common occurrence in connection with transactions similar to the proposed transaction, so we face potential for litigation or other disputes that relate to the Asset Purchase Agreement, an RTO, or an alternative transaction, including claims related to our process or disclosures and investigatory demands under Delaware law. We can provide no assurance that such litigation, disputes, or demands will not arise in the future. Any such litigation, disputes, or demands, whether successful or not, could delay the closing of the Asset Purchase Agreement, an RTO, or an alternative transaction, or could have a material adverse effect on our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information regarding unregistered equity securities sold during the three months ended September 30, 2025, not otherwise disclosed in the Company’s Current Reports on Form 8-K:

Date of Sale	Description of Securities and Consideration	Exemption from Registration	Underwriters and Other Purchasers

September 3, 2025	2,390 shares of common stock in consideration of the exchange of $25,000 of the original principal amount of the $3,300,000 promissory note issued on February 21, 2025. The exchange was effected at the “Minimum Price” as defined in Nasdaq Listing Rule 5635(d)	Section 3(a)(9) of the Securities Act	Streeterville Capital, LLC

September 17, 2025	12,475 shares of common stock in consideration of the exchange of $150,000 of the original principal amount of the $3,300,000 promissory note issued on February 21, 2025. The exchange was effected at the “Minimum Price” as defined in Nasdaq Listing Rule 5635(d)	Section 3(a)(9) of the Securities Act	Streeterville Capital, LLC

September 22, 2025	15,323 shares of common stock in consideration of the exchange of $200,000 of the original principal amount of the $3,300,000 promissory note issued on February 21, 2025. The exchange was effected at the “Minimum Price” as defined in Nasdaq Listing Rule 5635(d)	Section 3(a)(9) of the Securities Act	Streeterville Capital, LLC

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date

2.1+#	Asset Purchase Agreement dated as of July 17, 2025	8-K	001-38907	2.1	July 22, 2025

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021 (Reverse Stock Split)	8-K	001-38907	3.1	September 15, 2021

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective July 17, 2024 (Reverse Stock Split)	8-K	001-38907	3.1	July 18, 2024

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 21, 2025	8-K	001-38907	3.1	April 21, 2025

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonim Technologies, Inc., effective October 16, 2025 (Increase in authorized shares from 100,000,000 to 1,000,000,000)	8-K	001-38907	3.1	October 20, 2025

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective October 27, 2024 (Reverse Stock Split)	8-K	001-38907	3.1	October 24, 2025

3.7	Amended and Restated Bylaws of Sonim Technologies, Inc., as amended and restated as of June 14, 2024	8-K	001-38907	3.1	June 14, 2024

4.1	Promissory note dated as of February 21, 2025	8-K	001-38907	4.1	February 21, 2025

4.2	Rights Agreement, dated as of April 21, 2025, by and between Sonim Technologies Inc. and Equiniti Trust Company, LLC, which includes the form Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C	8-K	001-38907	4.1	April 21, 2025

4.3	Form of Common Stock Purchase Warrant, dated as of May 12, 2025, issued by Sonim Technologies, Inc. to the purchasers named therein	8-K	001-38907	4.1	May 16, 2025

4.4	Form of Placement Agent Warrant to Purchase Common Stock, issued on July 2, 2025	8-K	001-38907	4.1	July 2, 2025

4.5	Promissory Note dated as of July 11, 2025	8-K	001-38907	4.1	July 17, 2025

10.1	Form of Securities Purchase Agreement dated as of July 1, 2025	8-K	001-38907	10.1	July 2, 2025

10.2#	Note Purchase Agreement, dated as of July 11, 2025, by and between Sonim Technologies, Inc. and Streeterville Capital, LLC	8-K	001-38907	10.1	July 17, 2025

10.3#	Security Agreement, dated as of July 11, 2025, by and between Sonim Technologies, Inc. and Streeterville Capital, LLC	8-K	001-38907	10.2	July 17, 2025

10.4#	Intellectual Property Security Agreement, dated as of July 11, 2025, by and between Sonim Technologies, Inc. and Streeterville Capital, LLC	8-K	001-38907	10.3	July 17, 2025

10.5	Factoring Agreement, dated as of August 7, 2025, by and between Sonim Technologies, Inc. and Tradewind GmbH	8-K	001-38907	10.1	August 12, 2025

10.6	Form of Subscription Agreement Amendment, dated as of August 7, 2025, by and between Sonim Technologies, Inc. and the Investors named therein	8-K	001-38907	10.2	August 12, 2025

10.7	Subscription Agreement Amendment, dated as of August 7, 2025, by and between Sonim Technologies, Inc. and the Investor named therein	8-K	001-38907	10.3	August 12, 2025

10.8	ChEF Purchase Agreement, dated as of September 29, 2025, by and between Sonim Technologies, Inc. and Chardan Capital Markets LLC	8-K	001-38907	10.1	September 29, 2025

10.9	Registration Rights Agreement dated as of September 29, 2025, by and between Sonim Technologies, Inc. and Chardan Capital Markets LLC	8-K	001-38907	10.2	September 29, 2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Indicates a management contract or compensatory plan or arrangement

#	Schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of all omitted schedules to the SEC upon its request.

+	Certain portions of this exhibit (indicated by [***]) have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant has determined that such redacted information is not material and is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIM TECHNOLOGIES, INC.

Date: October 31, 2025	By:	/s/ Hao Liu
Hao (Peter) Liu
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2025	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer
(Principal Financial and Accounting Officer)

