Form 10-K
period 2025-12-31
DNA X, Inc.
filed 2026-04-15
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO

Commission File Number 001-38907

DNA X, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3336783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4445 Eastgate Mall, Suite 200

San Diego, CA 92121

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (661) 618-7580

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock reported on The Nasdaq Stock Market on June 30, 2025 was approximately $12.6 million.

On March 27, 2026, there were 1,488,268 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III, Items 10-14 of this Form 10-K will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference to the Registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that act as well as protections afforded by other federal securities laws. Generally, words such as “achieve,” “aim,” “ambitions,” “anticipate,” “believe,” “committed,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goals,” “grow,” “guidance,” “intend,” “likely,” “may,” “milestone,” “objective,” “on track,” “opportunity,” “outlook,” “pending,” “plan,” “position,” “possible,” “potential,” “predict,” “progress,” “roadmap,” “seek,” “should,” “strive,” “targets,” “to be,” “upcoming,” “will,” “would,” and variations of such words and similar expressions identify forward-looking statements, which are not historical in nature. The forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission or the SEC, including without limitation, the following sections:

(i)	Note 9 - Commitments and Contingencies to those Consolidated Financial Statements regarding the possible outcome of, and future effect on our financial condition and results of operations of, certain litigations and other proceedings to which we are a party;
(ii)	Part I, Item 1. “Business,” including the statements about our business plans and strategy and anticipated benefits therefrom;
(iii)	Part I, Item 1A. “Risk Factors,” including the statements about ongoing risks and uncertainties and our assumptions in connection therewith;
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

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the availability of cash on hand and other sources of liquidity to fund our operations and grow our business;
●	our ability to compete effectively depends on multiple factors and we may not be able to continue to develop solutions to address user needs effectively;
●	we may not be able to continue to develop solutions to address user needs effectively, including features for traders on our cryptocurrency trading platform;
●	cryptocurrency values have been volatile and may cause a decrease in trading activity on our cryptocurrency trading platform;
●	the financial and operational projections that we may provide from time to time are subject to inherent risks;
●	our ability to incorporate emerging technologies into our trading software given the lengthy development cycle;
●	our ability to adapt to new requirements from customer in our evolving industry;
●	our ability to remain in compliance with the listing requirements of the Nasdaq Capital Market;
●	our quarterly results may vary significantly from period to period;
●	we rely primarily on third-party contractors to maintain and develop our trading platform;
●	if our software contains defects or errors, we could incur significant unexpected expenses, experience downtime on our online trading platform with a loss of commission revenue, and be subject to liability for claims;
●	we are dependent on the continued services and performance of a concentrated and limited group of senior management;
●	we face risks related to the impact of various economic, political, environmental, social, and market events beyond our control that can impact our business and results of operations; and
●	other risks and uncertainties described in this annual report in the “Risk Factors” section, as such descriptions may be updated or amended in any future reports we file with the SEC.

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

As used herein, “DNA X,” the “Company,” “we,” “us,” “our,” and similar terms include DNA X, Inc. and its subsidiaries, unless the context indicates otherwise.

ii

SUMMARY OF RISK FACTORS

Our business involves significant risks. The following is a summary of some of the risks and uncertainties as of the date of the filing of this Annual Report on Form 10-K that could materially adversely affect our business, financial condition, and results of operations. This summary does not address all these risks. You should read this summary together with the more detailed description of each risk factor contained below in the section titled “Risk Factors.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our securities could decline and you could lose all or part of your investment. Further, there are additional risks not described below that are either not currently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business or operations or the market price of our securities.

Risks Related to Our Business and Industry

●	Our ability to compete effectively depends on being able to develop solutions that address users’ needs effectively.

●	We face strong competitors with greater resources and more extensive experience in the industry.

●	We have to add new customers, and we have to keep our existing customers from moving to one of our competitors.

●	We rely primarily on third-party contractor to maintain our platform and to develop new features.

●	We continue to grow our business that may require us to increase our resources to support the business.

●	We are dependent on the continued services and performance of our management and key personnel.

●	Our products may contain defects or errors.

Risks Related to Our Financial Condition

●	The report of our independent registered public accounting firm for the year ended December 31, 2025 contains a statement with respect to substantial doubt as to our ability to continue as a going concern. We may not be able to continue as a going concern if we are unable to raise additional funding.

●	We may not generate sufficient revenue to operate our business and maintain its growth.

●	Our growth and revenue have been adversely impacted by the recent decrease in the value of cryptocurrencies.

●	We are not yet profitable, and it may take time to become profitable.

Risks Related to Information Technology and Intellectual Property

●	Without successful protection of our intellectual property, our competitive position may be harmed.

●	The occurrence of security breaches, improper access to or disclosure of our data or customer data, and other cyber incidents can inflict monetary and reputational damages.

●	Others may claim that we infringe on their intellectual property rights.

Risks Related to Legal and Regulatory Matters

●	Changes in laws and regulations concerning the trading of cryptocurrencies could increase our costs and adversely impact our business.

●	Changes in regulations in the jurisdiction of our customers could prevent us from serving certain customers and could reduce our revenue.

Risks Related to Ownership of Our Common Stock

●	We face risks related to potential hostile bids and stockholder activists.

●	Sales of our common stock under resale registration statements or the perception of such sales can result in a decline in the price of our common stock.

●	Our quarterly results may vary significantly from period to period.

●	Financial projections we communicate to the markets from time to time may be inaccurate.

●	Our quarterly results may vary significantly from period to period.

●	We are required to meet the Nasdaq continued listing requirements and other Nasdaq rules, or we may risk delisting.

General Risk Factors

●	We face risks related to the impact of various economic, political, environmental, social, and market events beyond our control that can impact our business and results of operations.

iii

PART I

Item 1. Business.

Overview

We are a provider of crypto trading services to the public. Our services are available over the internet at www.dnax.us. We serve individual cryptocurrency traders around the world. Our products allow users to efficiently buy and sell cryptocurrencies with cash or cash equivalents, or to exchange one cryptocurrency for another cryptocurrency. Our platform allows users to execute strategies between pairs of cryptocurrencies that allow them to swap between the currencies as the prices diverge or converge. This allows users to automate strategies without the need to continuously monitor the market. We are developing products to increase the number of cryptocurrencies that are available for trading on our platform and products the Company expects to bring in additional customers and drive additional revenue from commissions and fees.

We are currently operating on a limited basis to monitor the platform and address any bugs or performance issues. We plan to add additional features and products to the platform throughout 2026 as we execute our growth strategy. We will continue to monitor the platform to ensure that it can handle the anticipated increase in trading volume. We may use social media and traditional media to market our platform to potential customers. We may expand our marketing efforts as new products become available to customers.

Prior to December 2025, when we acquired our platform, we operated under the name Sonim Technologies, Inc. and were primarily focused on designing and manufacturing cell phones and mobile hotspots. We developed the software that ran on our products. We completed the disposition of substantially all assets of our phone and hotspot business in January 2026.

Our Products

Trading and Swapping Cryptocurrencies

Our www.dnax.us website allows users to trade or swap certain cryptocurrencies for other cryptocurrencies or for cash equivalent currencies. New customers can set up an account on our website that will allow them to trade cryptocurrencies. The customer owns the assets before and after the trade and commissions are automatically deducted from the trade. We do not take custody of any of our customers’ crypto assets. We employ various security measures in an effort to protect our customers and ourselves from cyber threats. The trades on our platform are generally completed immediately and there is no delay in settling the transactions.

Our platform allows anyone to set up an automated trading strategy and to buy one currency when the price ratio with another currency is reached in one direction, and to sell the currency when the ratio is reached in the other direction. This allows users to automatically trade and capture profits as cryptocurrencies trade with certain ranges. These strategies can be viewed by all users and can be duplicated. Our platform maintains histories of the strategies that can be analyzed to develop new strategies. We generate commission revenue from our users’ trading activity on our platform.

We are developing new products such as products that are intended to allow users to loan out their cryptocurrencies in exchange for fees that are analogous to interest. We are also working to expand our platform to provide users with the ability to trade additional cryptocurrencies.

Our Strategy

The three pillars of our go-forward strategy are as follows:

●	Demonstrate the trading strategies of existing users to show new users how strategies can be implemented to capture profits. Keep a leaderboard to allow potential traders to see actual strategies being implemented. Allow users to simulate trading to get familiar with how to use a strategy.

●	Add new products that will bring new users to our platform and provide us with additional opportunities to generate fees from new and existing users. Possible products are staking (borrowing assets to allow user to receive fees that are analogous to interest) and loaning funds from held customer assets.

●	Add additional cryptocurrencies that can be traded or swapped on the platform.

Our Target Markets

We believe that anyone who owns cryptocurrencies can benefit from our platform. And that those who do not own cryptocurrencies can learn how to profit from trading currencies and can use our platform to get started.

Sales and Marketing

As of December 31, 2025, we have done minimal marketing for our trading platform. Most of the growth of our platform has come through word of mouth and earned media on social media platforms. We plan on increasing our marketing spend as we add new products and expand our platform to support new cryptocurrencies.

Competition

We operate in a highly competitive environment serving customers who trade cryptocurrencies. We have positioned our services to be priced lower than our larger competitors. We monitor our competitors’ offerings, and we will seek to implement features similar to other available platforms. Our fees are lower than our large competitors and we believe that we have a model that keeps our costs as low as possible.

Intellectual Property

We have obtained licenses for certain software that is incorporated into our platform, and we pay fees to licensors that we report as cost of revenue. We have developed customizations to standard software that we believe makes it difficult for others to duplicate our platform. We believe that our platform will provide a competitive advantage over our competition as we add new customized features. We do not believe that our products infringe on the proprietary rights of any third party. There can be no assurance, however, that third parties will not claim such infringement by us with respect to current or future products.

For further discussion of the risks in connection with each of the foregoing matters, see “Item 1A. Risk Factors—Risks Related to Information Technology and Intellectual Property” of this Annual Report on Form 10-K.

Legislation and Regulation

We are subject to a variety of laws and regulations that involve matters central to our business operations and future business plans. Many of these laws and regulations continue to evolve through legislative and regulatory action and judicial interpretation, and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the products we offer, require us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that regulators may disagree with our conclusions.

Therefore, we monitor these areas closely and invest in our legal, compliance, product, and engineering teams to ensure our business practices evolve to help us comply with the current laws, regulations, and legal standards to which we are subject, as well as to plan and prepare for changes in interpretations thereof, as well as additional laws, regulations, and legal standards that are introduced in the future.

Securities

In recent years, the SEC and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws, and in the case of the SEC, has made public statements on this topic, however, these statements are not binding or definitive guidance. A number of enforcement actions and regulatory proceedings have since been initiated and concluded against digital assets and digital asset products, as well as against trading platforms that support digital assets and digital asset products. The SEC has characterized a number of crypto assets, products, and services as securities in these regulatory proceedings and enforcement actions. The SEC has stated more recently that a crypto asset itself is not a security, but there is uncertainty and inconsistency in the courts that have grappled with the issue of whether or how certain crypto asset transactions could be deemed securities. Several foreign governments have also issued similar warnings cautioning that digital assets may be deemed to be securities or other similarly regulated financial instruments under the laws of their jurisdictions. We have established policies and practices to evaluate each crypto asset we consider making available for trading on our platform. We also evaluate all other products and services prior to launch under U.S. federal and applicable international securities laws.

Commodities and derivatives

The Commodity Futures Trading Commission, or CFTC, has stated, and CFTC enforcement actions have confirmed, that many crypto assets, including Bitcoin and Ethereum, fall within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936, or the CEA. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot commodity markets, including the spot crypto markets. We are subject to such authority with respect to improper trading on our platform. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products, and certain retail leveraged commodity transactions involving crypto assets, including the markets on which these products trade. Separately, security-based swaps are subject to SEC regulation and oversight. In general, we seek to ensure that crypto asset transactions on our crypto asset trading platform do not constitute futures, swaps, security-based swaps, other derivative products, or retail leveraged commodity transactions. While many of our products are offered under the authority of the CFTC, state laws and regulations may create conflicting obligations or constraints on our business. We may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements.

Anti-corruption, economic and trade sanctions and export controls

We are subject to anti-corruption and economic and trade sanctions laws and regulations in the United States and other jurisdictions in which we operate. Anti-corruption laws, such as the Foreign Corrupt Practices Act in the United States and the Bribery Act 2010 in the United Kingdom, or the “Bribery Act, generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. Some of these laws, such as the Bribery Act, also prohibit improper payments between private entities and persons. Economic and trade sanctions programs that are administered by the U.S. Department of the Treasury’s OFAC and equivalent applicable foreign authorities prohibit or restrict transactions to or from, or dealings with or involving, certain countries, regions, governments, and in certain circumstances, specified individuals and entities such as narcotics traffickers, terrorists, and terrorist organizations, as well as certain digital currency addresses owned by the foregoing. We are also required to comply with export control laws and regulations administered by the United States and other applicable jurisdictions, including those administered by the U.S. Department of Commerce’s Bureau of Industry and Security. We have implemented compliance programs and controls designed to comply with the laws and regulations to which we are subject.

Privacy and protection of user data

We are subject to a number of laws, rules, directives, and regulations relating to the collection, use, retention, security, processing, and transfer of personally identifiable information about our customers and employees in the countries where we operate. Our business relies on the processing of personal data in many jurisdictions. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is regulated by multiple privacy and data protection laws and, in some cases, the privacy and data protection laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Consumer protection

The Federal Trade Commission, or FTC, the Consumer Financial Protection Bureau, or CFPB, and other U.S. federal, state, and local and foreign regulatory agencies regulate financial products, including money transfer services related to remittance or peer-to-peer transfers. These agencies, as well as certain other governmental bodies, including state attorneys general, have broad consumer protection mandates and discretion in enforcing consumer protection laws, including matters related to unfair or deceptive, and, in the case of the CFPB, abusive acts or practices, or UDAAPs, and they promulgate, interpret, and enforce rules and regulations that affect our business. The CFPB has enforcement authority to prevent an entity that offers or provides consumer financial services or products in the United States from committing or engaging in UDAAPs or violating other federal consumer financial laws, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings. Market disruptions have led to certain attempts by consumer protection focused agencies, including the CFPB, to directly regulate the crypto industry. New laws or regulations, or changes in enforcement of existing laws or regulations could require us to change certain business practices related to consumer disclosures, marketing and operational features related to payments and remittance regulations and other laws that may impact our business.

Research and Development

Our contractors are developing new features and products that allow us to trade additional cryptocurrencies that will enhance our platform. Our goal is to continue to offer innovative products to our customers that will allow us to increase our customer base and to increase commissions revenue.

Employees and Human Capital Resources

We had four full-time employees and four contractors as of December 31, 2025 as part of continuing operations. We strive to give our employees and consultants the tools that they need to succeed and we focus on attracting and retaining the best resources that are available.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

We were incorporated in the state of Delaware on August 5, 1999, under the name Sonim Technologies Inc. On January 23, 2026, we changed our name to “DNA X, Inc.”. Our principal headquartered are located at 4445 Eastgate Mall, Suite 200, San Diego, California, 92121, and our telephone number is (650) 378-8100.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. The SEC’s website is www.sec.gov. Our website provides a link to the documents that we file or furnish with the SEC, which are available free of charge on the same day that they are filed or furnish. The specific location on the website where these reports can be found is https://ir.dna-x.global. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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

Risks Related to Our Business and Industry

The prices of most cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies might cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, and we may not effectively identify, prevent or mitigate cryptocurrency market risks. Volatility in the price of various cryptocurrencies may also lead to reduced or unpredictable trading volume, which could cause our operating results to fluctuate significantly over time. Any of the foregoing could adversely affect the success of our business, financial condition and results of operations.

The prices of most cryptocurrencies are based in part on market adoption and future expectations, which might or might not be realized. As a result of these and other factors, the prices of cryptocurrencies are highly speculative. The prices of cryptocurrencies have been subject to dramatic fluctuations (including as a result of prior bear market cycles), which have impacted, and will continue to impact, our trading volumes and operating results and might adversely impact our growth strategy and business. Several factors could affect a cryptocurrency’s price, including, but not limited to:

●	Global cryptocurrency supply, including various alternative currencies which exist, and global cryptocurrency demand, which can be influenced by the growth or decline of retail merchants’ and commercial businesses’ acceptance of cryptocurrencies as payment for goods and services, the security of online cryptocurrency exchanges and digital wallets that hold cryptocurrencies, the perception that the use and holding of digital currencies is safe and secure, and regulatory restrictions on their use.

●	Changes in the software, software requirements or hardware requirements underlying a blockchain network, such as a fork. Forks have occurred and are likely to occur again in the future and could result in a sustained decline in the market price of cryptocurrencies.

●	Changes in the rights, obligations, incentives, or rewards for the various participants in a blockchain network.

●	The maintenance and development of the software protocol of cryptocurrencies.

●	Cryptocurrency exchanges’ deposit and withdrawal policies and practices, liquidity on such exchanges and interruptions in service from or failures of such exchanges.

●	Regulatory measures, if any, that affect the use and value of cryptocurrencies or regulatory or judicial assertions or determinations that certain cryptocurrencies are securities.

●	Competition for and among various cryptocurrencies that exist and market preferences and expectations with respect to adoption of individual currencies.

●	Actual or perceived manipulation of the markets for cryptocurrencies.

●	Actual or perceived connections between cryptocurrencies (and related activities such as mining) and adverse environmental effects or illegal activities.

●	Social media posts and other public communications by high-profile individuals relating to specific cryptocurrencies or listing or other business decisions by cryptocurrency companies relating to specific cryptocurrencies.

●	Expectations with respect to the rate of inflation in the economy, monetary policies of governments, trade restrictions, and currency devaluations and revaluations.

While we have observed a positive trend in the total market capitalization of cryptocurrency assets over the long-term, driven by increased adoption of cryptocurrency trading by both retail and institutional investors as well as continued growth of various non-investing use cases, historical trends are not indicative of future adoption, and it is possible that the rate of adoption of cryptocurrencies might slow or decline, which would negatively impact our business, financial condition, and results of operations.

While we currently support several cryptocurrencies for trading, market interest in particular cryptocurrencies can also be volatile and there are many cryptocurrencies in the market that we do not support. Our business could be adversely affected, and growth in our net revenue earned from cryptocurrency transactions could slow or decline, if the markets for the cryptocurrencies we support deteriorate or if demand moves to other cryptocurrencies not supported by our platform.

Volatility in the values of cryptocurrencies caused by the factors described above or other factors might impact the demand for our services and have an adverse effect on our business, financial condition and results of operations. If we are unable to effectively identify, prevent or mitigate the risks associated with this volatility, the success of our business, our financial condition and results of our operations may be adversely affected.

The future development and growth of crypto is subject to a variety of factors that are difficult to predict and evaluate. If crypto does not grow as we expect, our business, operating results, and financial condition could be adversely affected.

Crypto assets built on blockchain technology were only introduced in 2008 and remain in the early stages of development. In addition, different crypto assets are designed for different purposes. Bitcoin, for instance, was designed to serve as a peer-to-peer electronic cash system, while Ethereum was designed to be a smart contract and decentralized application platform. Many other crypto networks, ranging from cloud computing to tokenized securities networks, have only recently been established. The further growth and development of any crypto assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer, and usage of crypto assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:

●	many crypto networks have limited operating histories, have not been validated in production, and are still in the process of developing and making significant decisions that will affect the design, supply, issuance, functionality, and governance of their respective crypto assets and underlying blockchain networks, any of which could adversely affect their respective crypto assets;

●	many crypto networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce bugs, security risks, or adversely affect the respective crypto networks;

●	several large networks, including Bitcoin and Ethereum, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed, or if these networks do not achieve widespread adoption, it could adversely affect the underlying crypto assets;

●	security issues, bugs, and software errors have been identified with many crypto assets and their underlying blockchain networks, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some crypto assets, such as when creators of certain crypto networks use procedures that could allow hackers to counterfeit tokens. Any weaknesses identified with a crypto asset could adversely affect its price, security, liquidity, and adoption rate. If one or more malicious actors obtains a majority of the compute or staking power on a crypto network, as has happened in the past, it may be able to engage in illicit activity, which could cause financial losses to holders, damage the network’s reputation and security, and adversely affect its value;

●	the development of new technologies for mining, such as improved application-specific integrated circuits (commonly referred to as ASICs), or changes in industry patterns, such as the consolidation of mining power in a small number of large mining farms, could reduce the security of blockchain networks, lead to increased liquid supply of crypto assets, and reduce a crypto asset’s price and attractiveness;

●	if rewards and transaction fees for miners or validators on any particular crypto network are not sufficiently high to attract and retain miners or validators, a crypto network’s security and speed may be adversely affected, increasing the likelihood of a malicious attack;

●	crypto networks may have consolidated points of failure (such as concentrated ownership or an “admin key”), allowing a small group of holders to have significant unilateral control and influence over key decisions related to their crypto networks, such as governance decisions and protocol changes, as well as the market price of such crypto assets;

●	the governance of many decentralized blockchain networks, including L2 blockchains like Base Chain (formerly Base), is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular crypto network, a lack of incentives for developers to maintain or develop the network, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network’s utility and ability to respond to challenges and grow; and

●	many crypto networks are in the early stages of developing partnerships and collaborations, any or all of which may not succeed and adversely affect the usability and adoption of the respective crypto assets.

Various other technical issues have also been uncovered from time to time that resulted in disabled functionalities, exposure of certain users’ personal information, theft of users’ assets, and other negative consequences, and which required resolution with the attention and efforts of their global miner, user, and development communities. If any such risks or other risks materialize, and in particular if they are not resolved, the development and growth of crypto may be significantly affected and, as a result, our business, operating results, and financial condition could be adversely affected.

In the U.S., any particular cryptocurrency’s status as a ‘security’ is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we might be subject to regulatory scrutiny, investigations, fines, and other penalties.

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures that we believe are not securities under relevant U.S. federal and state securities laws. Determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis, which may change and evolve over time based on changes in the cryptocurrency and its related ecosystem and on evolving legal and regulatory developments. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. The analysis may become clearer depending on the outcome in certain cases currently pending in varying stages of litigation. The SEC Staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC, individual commissioners and the SEC Staff have previously taken positions that certain cryptocurrencies are “securities” in the context of settled or litigated enforcement actions. Although the SEC had not historically provided advance confirmation on the status of any particular cryptocurrency as a security, speeches by senior officials at the SEC have indicated that the SEC generally does not consider certain cryptocurrencies to be securities and Staff of the SEC’s Division of Corporation Finance published statements clarifying that the Division does not view the offers and sales of certain “stablecoins” and “meme coins” to constitute securities transactions. Moreover, SEC Staff have authored informal, non-binding “no-action” letters to the promoters of a handful of digital assets to the effect that the Staff would not recommend enforcement action to the SEC on the basis that transactions in such digital assets, as described to the Staff by their respective promoters, are securities transactions, including with respect to the issuance of tokens in connection with internet and energy decentralized physical infrastructure projects and a consumer finance rewards program. However, such statements and views are not official policy statements by the SEC and reflect only the SEC Staff’s and speakers’ views, which are not binding on the SEC or any court or other agency (including, for instance, the New York Department of Financial Services, or NYDFS, which recently published a consumer alert concerning meme coins that did not opine on whether meme coins constituted securities but warned consumers of the risks of such coins), may be withdrawn at any time without notice or comment by the SEC or its senior officials, cannot be generalized to any other cryptocurrency, and might evolve (including, for instance, recently enacted legislation provides guidelines for the regulation of stablecoins in the U.S., which may differ from the views set forth in the SEC Staff statement regarding stablecoins). With respect to all cryptocurrencies other than Bitcoin and Ether, there is less certainty about whether they would be viewed as securities under the applicable federal and state securities laws. However, on November 12, 2025, SEC Chairman Paul Atkins stated during a speech that it is his view that “most crypto tokens trading today are not themselves securities,” further specifying his view that, subject to certain qualifications, he does not believe certain “digital commodities,” “network tokens,” “digital collectibles,” or “digital tools” constitute securities and that he anticipates the Commission will consider establishing a clear token taxonomy in the coming months. However, such statement is not binding on the SEC or any court or other agency. Additionally, U.S. regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which they may view as unregistered securities. Additionally, the current presidential administration and control of Congress in the U.S. present considerable uncertainty as to cryptocurrency regulations and how regulators will apply the securities laws to cryptocurrencies and what changes Congress may enact with respect to cryptocurrencies. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state regulator, or a court were to assert or determine that a cryptocurrency supported by our platform is a “security” under U.S. law.

For example, in June 2023, the SEC charged Binance and, separately, Coinbase with operating their respective cryptocurrency trading platforms as unregistered national securities exchanges, brokers, and clearing agencies, also alleging that certain cryptocurrencies supported on their respective platforms are securities. The charges also implicated Coinbase’s staking-as-a-service program and its non-custodial wallet. In November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. In February 2025, March 2025, and May 2025, each of Coinbase, Kraken, and Binance, respectively, entered into a court-approved joint stipulation with the SEC to dismiss each of the SEC’s lawsuits against such parties with prejudice. Several other digital assets market participants, including us, have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. Also, in April 2025, the Office of the Deputy Attorney General issued a memorandum, or the April DOJ Memo, setting out new enforcement priorities for digital asset-related investigations and prosecutions by the DOJ. The April DOJ Memo directed prosecutors not to “target virtual currency exchanges, mixing and tumbling services, and offline wallets for the acts of their end users or unwitting violations of regulations”. The April DOJ Memo explained that the DOJ will instead prioritize cases against individuals who cause financial harm to digital asset investors and consumers and/or use digital assets in furtherance of other criminal conduct. The decisions by regulators not to bring enforcement actions provides, and any other action, settlement, or related investigation by regulators, might provide, additional guidance on the legal status of cryptocurrencies as securities more generally, which has affected and might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. On January 21, 2025, the SEC announced that then-Acting Chairman Mark Uyeda “launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets.” The task force is focused on helping the SEC “draw clear regulatory lines, provide realistic paths to registration, craft sensible disclosure frameworks, and deploy enforcement resources judiciously.” The SEC formed the Crypto Task Force to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend practical policy measures that aim to foster innovation and protect investors. Since formation, the Crypto Task Force has accepted written submissions on various cryptocurrency-related topics from industry participants; hosted roundtables on topics relating to security status, trading, custody, tokenization, DeFi, and financial surveillance and privacy; and has held meetings with interested stakeholders. On July 31, 2025, SEC Chairman Paul Atkins announced the launch of “Project Crypto,” described as “a Commission-wide initiative to modernize the securities rules and regulations to enable America’s financial markets to move on-chain.” In connection with this initiative, Chairman Atkins indicated that he has asked the Crypto Task Force to work on developing proposals to implement recommendations in the July 30, 2025, President’s Working Group on Digital Asset Markets Report, as well as a potential innovation exemption. While these developments are positive, the Crypto Task Force’s work remains in the early stages, and no formal rulemaking or exemptions have been proposed or adopted to date. In addition, notwithstanding recent positive developments involving the SEC, DOJ, and other federal regulators, state regulators retain independent authority to enforce their own securities laws, which may differ from or be interpreted more expansively than federal law. As a result, a state regulator could determine that a particular digital asset, product, or service constitutes a security under state law, even if the SEC has elected not to pursue enforcement action, the SEC has provided informal guidance or assurances to the contrary, or the asset, product, or service is otherwise excluded from the definition of a security at the federal level. Moreover, private litigants may assert claims under federal or state securities laws based on similar theories, regardless of the positions taken by federal regulators.

If the SEC, a state regulator or a private litigant alleges that staking services we offer in the U.S. involve unregistered offers and sales of securities or unregistered securities broker-dealer activity in violation of the Securities Act, the Exchange Act or applicable state laws or regulations, and the courts agree with such plaintiff, we may be required to cease our staking activities and may be subject to monetary and other penalties.

We intend to develop products on our platform that will make available crypto staking to our customers. In several enforcement actions filed by the SEC under the prior administration, the SEC alleged that certain companies had offered staking services to retail customers for various digital assets as unregistered securities or acted as unregistered securities broker-dealers in facilitating offers or sales of third-party staking services in violation of the registration provisions of the Securities Act or the Exchange Act. For example, as described above, in 2023 the SEC charged Kraken, Coinbase and Binance with offering and selling digital asset staking-as-a-service programs to retail customers as unregistered investment contract schemes in violation of the Securities Act. In June 2024, the SEC charged Consensys Software Inc. with acting as an underwriter of unregistered securities in violation of the Securities Act and as an unregistered broker in violation of the Exchange Act by marketing the Lido and Rocket Pool third-party liquid staking-as-a-service programs to retail customers through Consensys’ “Metamask Staking” platform. As noted above, the litigation against Binance, Coinbase, and Kraken has been dismissed, and the SEC filed a stipulation to dismiss its lawsuit against Consensys with prejudice in March 2025. Although we intend to develop our staking services in a manner that we believe will not constitute an offer or sale of “securities” subject to securities laws or SEC regulations, there can be no assurance that the SEC will agree with our interpretation of the applicable federal laws or regulations, or if we will be successful if we seek relief from the courts.

In addition, there is no guarantee that state regulators will agree with our interpretation of applicable state laws or regulations. For example, several state regulators have issued cease and desist orders to, or filed lawsuits against, Coinbase with respect to its staking services, alleging that Coinbase’s staking services constitute unregistered securities offerings under applicable state laws and regulations. While certain of the state regulators have since dismissed their lawsuits against Coinbase with respect to its staking services, not all state regulators have done so.

If the SEC, a state regulator or a private litigant were to prevail on claims that our staking services offered in the U.S. violate the Securities Act, Exchange Act or applicable state laws and regulations, we may be subject to monetary penalties, liabilities, reputational harm, and may be required to cease offering these services.

Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platform.

Domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the U.S., cryptocurrencies are regulated by both federal and state authorities, depending on the context of their usage. For example, on October 13, 2023, California enacted the Digital Financial Assets Law, or DFAL, which, upon effectiveness on July 1, 2026, will prohibit any person or entity engaging in digital financial asset business activity or holding itself out as being engaged in digital financial asset business activity, with or on behalf of a resident of California (including businesses with a place of business in California), unless that person or entity either (i) holds a license under the DFAL, (ii) has submitted an application for such license on or before July 1, 2026 and is awaiting approval or denial of that application, or (iii) is exempt from licensure. Once licensed, the licensee must comply with requirements related to record maintenance, fee and risk disclosures, cybersecurity, customer protection, and anti-fraud and anti-money laundering. In addition, the NYDFS requires that any persons or entity engaging in virtual currency activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly referred to as a BitLicense, from the NYDFS and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements, among others, or must be chartered under the New York Banking Law and be approved by the NYDFS to engage in virtual currency business activity. We will continue to monitor developments in state-level legislation, guidance or regulations applicable to us. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and might make cryptocurrencies, or certain cryptocurrency business activities, illegal altogether. As regulation of cryptocurrencies continues to evolve, there is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues or other requirements relating to cryptocurrencies, could impede the growth of our cryptocurrency operations. The current presidential administration and control of Congress in the U.S. also present considerable uncertainty as to future cryptocurrency regulations. Additionally, regulation in response to the climate impact of cryptocurrency mining could negatively impact cryptocurrency trading on our platform.

The cryptocurrency accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret accounting principles. A change in these rules and regulations or interpretations could have a significant effect on our reported financial results and financial position, and could even affect the reporting of transactions completed before the announcement or effectiveness of a change. Further, there are a limited number of precedents for the financial accounting treatment of cryptocurrency assets (including related issues of valuation and revenue recognition), and while the staff of the SEC’s Division of Trading and Markets provided certain limited FAQ guidance on May 15, 2025 with respect to net capital considerations, no formal guidance has been provided by the FASB or the SEC. Accordingly, there remains significant uncertainty as to the appropriate accounting for cryptocurrency asset transactions, cryptocurrency assets, and related revenues. Uncertainties in or changes in regulatory or financial accounting standards could result in the need to change our accounting methods and/or restate our financial statements, and could impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, and result in a loss of investor confidence.

In addition, future regulatory actions or policies, including, for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets could limit or restrict cryptocurrency usage, custody, or trading, or the ability to convert cryptocurrencies to fiat currencies. The current presidential administration and control of Congress in the U.S. also present considerable uncertainty as to such regulatory actions or policies. Any future regulatory actions or policies could reduce the demand for cryptocurrency trading and adversely affect our business, financial condition and results of operations.

Furthermore, the Infrastructure Investment and Jobs Act significantly changes the tax reporting requirements applicable to brokers and holders of cryptocurrency and digital assets. On August 25, 2023, the Treasury Department and Internal Revenue Service released proposed regulations on the sale and exchange of digital assets by brokers. On June 28, 2024, final regulations were released that require information reporting by digital asset brokers on certain digital asset sales or exchanges that occur on or after January 1, 2025, and basis tracking for digital assets that are treated as “covered securities” if acquired on or after January 1, 2026. The implementation of these requirements, and any further legislative changes or related guidance from the Internal Revenue Service and the Treasury Department, might significantly impact our tax reporting and withholding processes and result in increased compliance costs. Failure to comply with these new information reporting and withholding requirements might subject us to significant tax liabilities and penalties. Similarly, the OECD has published final guidance on a new “crypto-asset reporting framework” and amendments to the existing rules for reporting crypto assets under the global “common reporting standard” that might apply to our international operations. These new rules might give rise to potential liabilities or disclosure requirements, and implementation of these requirements might significantly impact our operations and result in increased costs.

Efforts to expand our business internationally subject us to additional laws, regulations, or other government or regulatory scrutiny. Various foreign jurisdictions have adopted, and may continue to adopt laws, regulations or directives that affect crypto-asset industry participants, the crypto-asset markets, and their users, particularly trading platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, the Markets in Crypto-Assets regulation, or MiCA, went into effect on December 30, 2024 in Europe, and in the U.K. the Financial Conduct Authority announced new proposals for certain aspects of the prudential requirements for crypto firms. Monitoring and maintaining our compliance with the laws and regulations to which we are subject is complex and requires us to expend significant resources. In addition, any failure to comply with any applicable laws and regulations could result in regulatory fines, suspensions of personnel or other sanctions, including revocation of our registration or that of our subsidiaries, which could, among other things, require changes to our business practices and scope of operations or harm our reputation, which, in turn could have a material adverse effect on our results of operations, financial condition or business. In addition, new laws or regulations, or new interpretations of existing laws or regulations, could have a material adverse impact on our ability to operate as currently intended, or require us to obtain additional or newly created registrations or licenses in the future and cause us to incur significant expense in order to ensure compliance. Additionally, under recommendations from the Financial Crimes Enforcement Network, or FinCEN, and the Financial Action Task Force, the U.S. and several international jurisdictions have imposed the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may incur high costs to implement and comply with the Travel Rule, and could also face penalties for technical violations or lose customers if it negatively impacts customer experience.

A temporary or permanent blockchain “fork” could adversely affect our business.

Most blockchain protocols, including Bitcoin and Ethereum, are open source. Any user can download the software, modify it and then propose that users and miners of Bitcoin, Ethereum or other blockchain protocols adopt the modification. When a modification is introduced and a substantial majority of miners consent to the modification, the change is implemented and the Bitcoin, Ethereum or other blockchain protocol networks, as applicable, remain uninterrupted, although such modifications might cause certain cryptocurrencies to fail our Crypto Listing Frameworks. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of impacted blockchain protocol network and respective blockchain with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the Bitcoin, Ethereum or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s cryptocurrency lacking interchangeability.

Both Bitcoin and Ethereum protocols have been subject to “forks” that resulted in the creation of new networks, including, among others, Bitcoin Cash, BSV, Bitcoin Diamond, Bitcoin Gold, Ethereum Classic, and Ethereum Proof-of-Work. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked cryptocurrencies. Due to the lack of a central registry or rulemaking body in the cryptocurrency market, no single entity has the ability to dictate the nomenclature of forked cryptocurrencies, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked cryptocurrencies, and which results in further confusion to customers as to the nature of cryptocurrencies they hold on platforms. In addition, several of these forks were contentious and as a result, participants in certain communities might harbor ill will towards other communities. As a result, certain community members might take actions that adversely impact the use, adoption and price of Bitcoin, Ethereum or any of their forked alternatives.

Furthermore, forks can lead to disruptions of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of customer cryptocurrencies. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some cryptocurrency platforms. Another possible result of a fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to gain the majority of the mining power of that network. Such disruption and loss could cause our company to be exposed to liability, even in circumstances where we have no intention of supporting a cryptocurrency compromised by a fork.

Moreover, we might decide not to or not be able to support a cryptocurrency resulting from the fork of a network which might cause our customers to lose confidence in us or reduce their engagement on our platform. In assessing whether we will support a cryptocurrency resulting from the fork of a network, among our top priorities is to safeguard our customer’s assets, and we spend extensive time designing, building, testing, reviewing and auditing our systems to check whether the cryptocurrencies we support remain safe and secure. To the extent that we decide not to support, or to cease support of, certain forked cryptocurrencies, it could negatively impact customer sentiment and our business, operating results, and financial condition, especially to the extent that our competitors continue to support such forked cryptocurrencies on their platforms.

We currently rely on third-party service providers for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our customers.

We rely on third parties in connection with many aspects of our business, including payment processors, financial institutions, and payment gateways to process transactions; cloud computing services and data centers that provide facilities, infrastructure, smart contract development, website functionality and access, components, and services, including databases and data center facilities and cloud computing; as well as third parties that provide outsourced customer service, compliance support and product development functions, which are critical to our operations. Because we rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. We do not directly manage the operation of any of these third parties, including their data center facilities that we use. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, data theft or loss, break-ins, computer viruses or vulnerabilities in their code, denial-of-service attacks, sabotage, acts of vandalism, loss, disruption, or instability of third-party financial institution relationships, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics and similar events. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our customers, or give preferential treatment to competitors. There can be no assurance that third parties that provide services to us or to our customers on our behalf will continue to do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our customers on our behalf, such as if third-party service providers close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could adversely affect our business, operating results, and financial condition.

To become competitive and stimulate consumer demand, we must successfully manage the introduction of services and the transition and enhancement of existing services.

We operate in a highly competitive, quickly changing environment characterized by evolving industry standards, frequent new product and service introductions, increasing demand for customized solutions, rapid competitive developments, and changing customer demand. Technological advancements could render our products obsolete, which may force us to develop new products to keep our customers.

Our success will depend on our ability to respond to changing technologies and customer requirements, effectively stimulate customer demand for new and upgraded products, and our ability to develop and introduce new and enhanced products in a cost-effective and timely manner.

As a result, we are currently prioritizing spending on research and development to provide new products to our platform. There can be no assurance that we will have sufficient resources to complete the development of our new products and bring them to market. Even if we are able to introduce our new products or new cryptocurrencies available for trading, there can be no assurance that these new product introductions will lead to new customers or increase our revenue. If we fail to develop new products on a timely and cost-effective basis, or if our new products fail to achieve market acceptance, our business, operations, financial condition, and liquidity would be further materially adversely affected and we may be required to delay, reduce or cease our operations and we may be required to seek bankruptcy protection.

The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, marketing, and other difficulties that could delay or prevent the development, introduction, or marketing of our new products and enhancements. If we experience delays with new products, if our expectations regarding market demand and direction are incorrect, if revenue from our existing services begin to decline, or if the rate of decline exceeds the rate of growth, it will materially and adversely affect our business, results of operations and financial condition, and may require us to significantly reduce or even eliminate certain research and development programs.

We participate in a competitive industry, which may become more competitive. Competitors with greater resources and significant experience in high-volume brokerage services may be able to respond more quickly and cost-effectively than we can to new or emerging technologies and changes in customer requirements.

We face significant competition in developing and selling our solutions. Our primary competitors are larger trading platforms such as Galaxy Digital (NASDAQ: GLXY) and Coinbase (NASDAQ: COIN).

We cannot provide assurance that we will be able to compete successfully against current or future competitors. Increased competition in crypto trading platforms, or related products may result in price reductions, lower gross profit margins, and loss of market share, and could require increased spending on research and development, sales and marketing, and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with large financial institutions, that may create additional pressures on our competitive position in the marketplace.

Most of our competitors have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, sales, marketing, and other resources and experience than we do. In addition, because of their higher trading volume, they are able to keep their trading costs relatively low and, as a result, may be able to recognize higher margins on their services than we do. Many of our competitors may also have existing relationships with our potential customers. This competition may result in reduced prices, reduced margins, and longer customer acquisition cycles for our trading platform. Our competitors may also be able to quickly and cost-effectively respond to new or emerging technologies and changes in customer requirements. The combination of brand strength, and financial resources of our competitors could cause us to lose market share and could reduce our margins on our products, especially if any of our larger competitors moved into the market that we serve. If any of our larger competitors were to commit greater technical, sales, marketing, and other resources to our markets, our ability to compete would be adversely impacted. If we are unable to successfully compete with our competitors, our revenue will suffer and as a result, our financial condition will be adversely impacted.

We are dependent on the continued services and performance of a concentrated and limited group of senior management and other key personnel, the loss of any of whom could adversely impact our business.

Our future success depends in large part on the continued contributions of a concentrated and limited group of management and key contractors. Due to the small size of our Company and our limited number of employees, each member of our executive team serves a critical role to our success. If we are unable to retain sufficiently experienced and capable employees and contractors, including those who can help us increase revenue, our business and financial results may suffer. The loss of the services of any additional executive could impede the achievement of our strategic objectives, seriously harm our ability to successfully implement our business strategy and adversely impact our operating results. In addition, if additional executives or contactors resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner, and we could experience significant declines in productivity and/or errors due to insufficient staffing or managerial oversight. Moreover, experienced and capable employees in the technology industry remain in high demand, and there is continual competition for their talents. Given our size, we may be at a disadvantage, relative to our larger competitors, in the competition for these resources.

We continue to grow our business. The assumptions underlying these efforts may prove to be inaccurate, or we may fail to achieve the expected benefits from these efforts, and we may have to change our growth model in the future.

In order to be successful, we must have a competitive business model that brings innovative products and services to the market in a timely manner. We continue to operate our business in response to changes in industry and market conditions and to focus on quality improvement, reduced direct and indirect costs, and new revenue growth. We must manage the potentially higher growth areas of our business, which entail higher operational and financial risks, as well as the non-core areas, in order for us to achieve improved results. Our assumptions underlying these actions may not be correct, we may be unable to successfully execute these plans, and even if successfully executed, our actions may not be effective or may not lead to the anticipated benefits. As a result, we may determine that business transformation will be needed, and we may be unable to maintain or improve our market competitiveness or profitability.

If our products contain defects or errors, we could incur significant unexpected expenses, lose revenue, suffer damage to our brand and reputation, and be subject to liability claims.

The software that runs our trading platform is highly complex and incorporates leading-edge technology. The industry standards upon which many of our products are based are also complex, changes over time, and may be interpreted in different manners. Software often contains defects or programming flaws that can unexpectedly interfere with expected operations. In addition, our software is designed to handle high volumes of transacts across complex networks. Because of the nature of these products, they can only be fully tested when completely deployed with large volumes of transactions, and there is no assurance that our testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our software, or our products may not operate as expected. If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, loss of revenue and market share, diversion of development resources, and legal actions by our customers. Defects, integration issues, or other performance problems in our products could also result in damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, operations, financial condition, and liquidity.

Further, errors, defects, or bugs in our solutions could be exploited by hackers or could otherwise result in an actual or perceived breach of our information systems. Alleviating any of these problems could require significant expense and could cause interruptions or delays, which would reduce demand for our products and result in a loss of revenue, a delay in market acceptance, and injure our reputation and could adversely impact our business, results of operations and financial condition.

If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business will suffer.

Our ability to successfully grow our business depends on a number of factors including our ability to:

●	accelerate the adoption of our solutions by new customers;

●	develop and deliver new products and services;

●	increase awareness of the benefits that our solutions offer; and

●	become more cost-effective and scalable by utilizing contractors.

As usage of our solutions grows, we will need to continue to make investments to develop and implement new or updated solutions, technologies, security features, and cloud-based infrastructure operations. In addition, we will need to appropriately scale our internal business systems and our services organization, to serve our growing customer base. Any failure of, or delay in, these efforts could impair the performance of our solutions and reduce customer satisfaction. Further, our growth could increase quickly and place a strain on our managerial, operational, financial, and other resources, and our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully, we may need to invest in sales and marketing, research and development, general and administrative functions, and other areas. We are likely to recognize the costs associated with these investments earlier than receiving some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely impact our operating results.

If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new solutions or upgrades to our existing solutions, satisfy customer requirements, maintain the quality and security of our solutions, or execute our business plan, any of which could harm our business, operating results and financial condition.

The market for our trading platform enhancements may not develop as quickly as we expect or may not develop at all.

Our future success is substantially dependent upon continued enhancements to our trading platform. These new product acceptance by our customers may take longer than we expect or may not occur at all and may not be as widespread as we expect. If the market does not develop as we expect, our business, operating results, and financial condition will be significantly harmed.

Our future success is dependent on our ability to create independent brand awareness for our company and products with potential customers, and our inability to achieve such brand awareness could limit our prospects.

Increasing customer brand awareness requires investment in our sales and marketing efforts. As a result, we expect our sales and marketing expenses to increase in the future, primarily from increased use of social and traditional media. However, there can be no assurance that we will successfully increase our brand awareness or do so in a cost-efficient manner while maintaining market share. Our failure to establish stand-alone brand awareness with potential customers would leave us vulnerable to competitors who have more band awareness and may have an adverse impact on our future growth.

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

Risks Related to Our Financial Condition

The report of our independent registered public accounting firm for the year ended December 31, 2025 contains a statement with respect to substantial doubt as to our ability to continue as a going concern. We may not be able to continue as a going concern if we are unable to raise additional funding.

We anticipate that we will incur losses and generate negative operating cash flows in the foreseeable future as we continue to develop and grow our platform, and that we will require additional funding to support our planned operating activities. The report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2025 contains a statement indicating that there is substantial doubt about our ability to continue as a going concern. Until such time, if ever, as we can generate substantial revenue, we expect that we will be required to fund our operations through equity offerings, debt financings or other capital sources. We may be unable to generate sufficient revenue to fund our operations, and capital funding may not be available on terms acceptable to us or at all. If we are unable to generate sufficient revenue or secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development efforts or relinquish rights to our technology on less favorable terms than we would otherwise choose, terminate our operations, or seek protection under the provisions of the U.S. Bankruptcy Code. These actions could materially impact our business, results of operations, future prospects and the value of our common stock, and stockholders may receive no value for their investment.

We may not generate sufficient liquidity to operate our business and maintain its growth.

We will require significant funds to implement our business strategy, upgrade and expand our services, and meet our other liquidity needs. Our trading platform started operating in November 2025 and our historical revenue is not indicative of our future performance. There can be no assurance that we will generate sufficient revenue to offset the cost of maintaining our operations, including significant accounting, legal, administrative, and other costs associated with being a public company, and successfully expand our business in accordance with our growth strategy. Additionally, our cash needs may increase in the near future as we focus on growing and developing our business.

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

We are not currently profitable with our current trading volume and commission revenue and we may not achieve or maintain profitability in the future.

Our crypto trading platform has not produced revenue sufficient to cover our operating expenses since we acquired it on December 15, 2025. We are not certain whether or when we will obtain a high enough volume of trading to achieve profitability in the future.

Our ability to use our net operating losses to offset future taxable income will be subject to certain limitations.

As of December 31, 2025 and 2024, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $13.4 million and $120.1 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Due to cumulative investments through ATM sales or public offerings from 2023 to July 2, 2025 and the resulting ownership change, the future use of the NOLs to reduce future taxable income of the Company is severely limited.

Risks Related to Information Technology and Intellectual Property

Our products and services rely on software and systems that are highly technical and have been, and may in the future be, subject to interruption, instability, and other potential flaws due to software errors, design defects, and other processing, operational, and technological failures, whether internal or external.

We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions on our platform. Our systems and operations, including our cloud-based operations and disaster recovery operations, those of the third parties on which we rely to conduct certain key functions, and those of companies we have acquired or may seek to acquire in the future, are vulnerable to disruptions from natural disasters, power and service outages, interruptions or losses, computer and telecommunications failures, software bugs, cybersecurity attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, vulnerabilities, human error, terrorism, improper operation, unauthorized entry, data loss, intentional bad actions, and other similar events and we have experienced such disruptions in the past.

Our products and internal systems also rely on software that is highly technical and complex (including software developed or maintained internally and/or by third parties and also including machine learning models) in order to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely has in the past contained and might in the future contain errors, bugs, vulnerabilities, design defects, or technical limitations that might compromise our ability to meet our objectives. Some such problems are inherently difficult to detect, and some such problems might only be discovered after code has been released for external or internal use. Media outlets have in the past and might in the future learn of our plans for features by examining hidden but unprotected images and code in publicly available beta versions of our app, resulting in unwanted publicity prior to our intended announcement dates. Such problems might also lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect data and intellectual property, or an inability to provide some or all of our services.

While we have made, and continue to make, investments designed to correct software errors and design defects and to enhance the reliability and scalability of our platforms and operations, the risk of software and system failures and design defects is always present, we do not have fully redundant systems, and we might fail to maintain, expand, and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis. It might become increasingly difficult to maintain and improve the availability of our platforms, especially as our platforms and product offerings become more complex and our customer base grows. For instance, we have needed and will continue to need to have adequate capacity and infrastructure on our platform with respect to the rollout, offering, and settlement of event contracts. We might also encounter technical issues in connection with changes and upgrades to the underlying networks of supported cryptocurrencies. Any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain networks might occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our platforms. If we are unable to identify, troubleshoot, and resolve any such issues successfully, we might no longer be able to support such cryptocurrency, our customers’ assets might be frozen or lost, the security of our hot or cold wallets might be compromised, and our platforms and technical infrastructure might be affected.

In addition, surges in trading volume on our platform might in the future cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate, executed incorrectly, or not executed at all. Disruptions to, destruction of, improper access to, breach of, instability of, or failure to effectively maintain our information technology systems (including our data processing systems, self-clearing platform, and order routing system) that allow our customers to use our products and services, and any associated degradations or interruptions of service could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental investigations, civil litigation, and liability for damages. Frequent or persistent interruptions, or perceptions of such interruptions whether true or not, in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies might be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems.

A security breach or other significant disruption of our IT systems or those of our partners, suppliers, or manufacturers, caused by cyberattacks or other means, could have a negative impact on our operations, sales, and operating results.

We rely extensively on our information systems for our business operations. We have experienced and expect to continue to experience attempts to compromise our information technology systems and those of our third-party service providers. All IT systems are potentially vulnerable to damage, unauthorized access, or interruption from a variety of sources, including but not limited to, cyberattacks, cyber intrusions, computer viruses, security breaches, denial-of-service attacks, ransomware or other malware, energy blackouts, natural disasters and severe weather conditions, terrorism, sabotage, war, insider trading, human error, and computer and telecommunication failures. Attacks against the Company can escalate during periods of geopolitical tensions or conflict. Additionally, we use open-source software from time to time, which may be more susceptible to cybersecurity vulnerabilities that may not be identified timely. Cyber attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. For example, the development and implementation of AI technologies may further increase our exposure to or exacerbate the risks of cyber attacks or other security incidents, particularly where such technologies are exploited by third parties to breach our IT systems.

A cyberattack or other significant disruption involving our IT systems or those of our outsource partners could result in the unauthorized release of proprietary, confidential, or sensitive information of ours or result in virus and malware installation on our devices. Such unauthorized access to, or release of, this information or other security breaches could: (i) allow others to unfairly compete with us, (ii) compromise safety or security, (iii) subject us to claims for breach of contract, tort, and other civil claims, and (iv) damage our reputation. We could face regulatory penalties, enforcement actions, remediation obligations, or private litigation by parties whose data is improperly disclosed or misused. Any or all of the foregoing could negatively impact our business, financial condition, and results of operations.

If we are unable to successfully protect our intellectual property, our competitive position may be harmed.

Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary rights. We also enter, and plan to continue to enter, into confidentiality, invention assignment, or license agreements with our employees, consultants, and other parties with whom we contract, and control access to and distribution of our software, documentation, and other proprietary information. The steps we take to protect our intellectual property may be inadequate, and it is possible that some or all of our confidentiality agreements will not be honored, and certain contractual provisions may not be enforceable. Existing trade secret, trademark, and copyright laws offer only limited protection. Unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, time-consuming, and costly, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, the effect of either of which would harm our competitive position in the market. Furthermore, disputes can arise with our strategic partners, customers, or others concerning the ownership of intellectual property.

Others may claim that we infringe on their intellectual property rights, which may result in costly and time-consuming litigation and could delay or otherwise impair the development and commercialization of our products.

In recent years, there has been a significant increase in litigation in the United States involving patents and other intellectual property rights, and because our products are comprised of complex technology, we may become involved in or impacted by assertions regarding infringement of patent and other intellectual property rights of third parties. Third parties may assert intellectual property infringement claims against us. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our intellectual property rights. Defending any such claims, with or without merit, could be time-consuming, and expensive, or require us to enter into a royalty or licensing agreement, any of which could reduce our margins. If we are unable to obtain a required license, our ability to offer certain products may be impaired. In addition, if we fail to obtain a license, or if the terms of the license are burdensome to us, our operations could be significantly harmed.

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

(1)	comprehensive privacy laws that provide data privacy rights (including, in California, a private right of action in the event of a data breach resulting from our failure to implement and maintain reasonable security procedures and practices) and impose significant obligations on controllers and processors of consumer data; and

(2)	laws imposing obligations on businesses that collect or disclose biometric information (including, in Illinois, Texas, and Washington).

●	the EU General Data Protection Regulation and the United Kingdom General Data Protection Regulations, which apply to all of our activities conducted from an establishment in the EU or the United Kingdom, respectively, or related to products and services that we offer to the EU or the United Kingdom users or customers, respectively, or the monitoring of their behavior in the EU or the UK, respectively.

We may incur substantial expense in complying with the obligations imposed by various jurisdictions in which we do business or seek to do business and we may be required to make significant changes in our business operations, all of which may adversely impact our revenues and our business overall. Additionally, our failure or perceived failure to comply with privacy and information security laws and regulations would result in negative publicity, fines, and orders requiring that we change our practices, which will adversely affect our business, reputation, financial condition, and operating results.

Risks Related to Legal and Regulatory Matters

Changes in laws and regulations concerning trading of cryptocurrencies could increase our costs and adversely impact our business.

Our business depends on our ability to offer cryptocurrency trading services, and offering these services may be subject to laws and regulations that are subject to change over time. New or increased regulations over cryptocurrency trading could increase our costs, require costly modifications to our products, or limit our ability to sell those products or services.

The unfavorable outcome of any future litigation, arbitration, or administrative action could have a significant adverse impact on our financial condition or results of operations.

From time to time, we may be a party to litigation, arbitration, or administrative actions. Our business may bring us into conflict with third parties with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. Our financial results and reputation could be negatively impacted by unfavorable outcomes to any future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act, the U.K. Bribery Act, or other anti-corruption laws. Monitoring, initiating, and defending against legal actions is time-consuming for our management, likely to be expensive, and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation. Lawsuits are subject to inherent uncertainties, and defense and disposition costs depend upon many unknown factors. Lawsuits could result in judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of our stockholders’ investment in our common stock. There can be no assurances as to the favorable outcome of any litigation or administrative proceedings. In addition, it can be very costly to defend litigation or administrative proceedings and these costs could negatively impact our financial results.

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

We have been subject to the SEC investigation and stockholders’ class actions in the past and may become subject to securities-related investigations or legal proceedings in the future. The ultimate resolution of such investigations and lawsuits cannot be predicted, and the claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation. We were subject to an SEC investigation that started in March 2020. Although there were no penalties imposed against the Company as a result of that SEC investigation, we cannot predict the outcome of any particular proceeding, or whether any new SEC investigation will be resolved favorably or ultimately result in charges or material damages, fines, or other penalties, enforcement actions, or civil or criminal proceedings against us or members of our senior management.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international presence, we may engage with third-party intermediaries to market our services. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

We cannot assure you that our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. If we increase our international presence, our risks under these laws, rules, and regulations may increase. Further, any change in the applicability or enforcement of these laws, rules, and regulations could adversely impact our business operations and financial results.

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

Risks Related to Ownership of Our Common Stock

Our membership interests in our operating subsidiary are subject to a put option in favor of a third party that is exercisable until June 30, 2026 unless we achieve certain operating milestones. If the put option is exercised before we are able to achieve the milestones, our rights to our cryptocurrency trading platform could be lost, which could have a material adverse effect on us, may require us to cease operations, and could cause you to lose all of your investment.

As discussed in Note 6—Stockholders’ Equity to the consolidated financial statements included in this Form 10-K, our membership interests in DNA X LLC, our wholly owned subsidiary through which we operate the our DNA X cryptocurrency trading platform, are subject to a put option pursuant to which the party from whom we acquired such membership interests, or DNA Holdings, in connection with our acquisition of our platform may elect to reacquire such membership interests in exchange for shares of our common stock, or the Put Option. The Put Option is exercisable at any time until June 30, 2026 unless we realize at least $600 million in aggregate trading volume or aggregate revenues of at least $1.0 million per day, or the Milestones.

If we are unable to achieve the Milestones and DNA Holdings elects to exercise the Put Option and the transactions contemplated by the exercise of the Put Option are consummated, we would lose our ownership interest in DNA X LLC and, by extension, our rights to continue operating the DNA X platform. The loss of our rights to our platform could have a material adverse effect on our ability to generate revenue and cover our operating expenses and require us to scale back operations. The loss of our platform could also affect our ability to meet the requirements for continued listing on Nasdaq. Any of the foregoing could a material adverse effect on the trading price of our common stock and cause you to lose some or all of your investment.

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

We are required to meet the continued listing requirements of the Nasdaq and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share, which we previously failed to meet resulting in three reverse stock splits in a five-year period in order to regain compliance. Additionally, on August 22, 2025, we received a notice from the staff of the Listing Qualifications Department, or the Staff, of Nasdaq that we had failed to meet a required minimum of $2.5 million in stockholders’ equity for continued listing, as required by Nasdaq Listing Rule 5550(b)(1), or the Stockholders’ Equity Rule. On February 20, 2026, we received a letter from the Staff informing us that we had regained compliance with the Stockholders’ Equity Rule following the completion of our disposition of substantially all of the assets relating to our legacy phone and hotspot business in January 2026.

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

Resales of our common stock may cause the market price of our securities to drop significantly. The sale of shares of our common stock in the public market or otherwise, including sales pursuant to and two effective Registration Statements and prospectuses, one an S-1 dated October 29, 2025, (the “Chardan Registration Statement”) and one an S-3 dated April 9, 2024, (the Roth Registration Statement”) or the perception that such sales could occur, could reduce the prevailing market price of shares of our common stock and increase the volatility of our share price. These sales, or the possibility that these sales may occur, also might make it more difficult for us:

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

Our quarterly results and, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied significantly from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the expected growth in revenue. Consequently, if our revenue does not meet projected levels in the short term, operating expenses would be high relative to revenue, resulting in potential operating losses. If our revenue or operating results do not meet the expectations of investors, the price of our common stock may decline substantially.

Factors that may contribute to fluctuations in our quarterly results, many of which are outside our control and may be difficult to predict, include:

●	fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures or to secure long-term customer relationships, as well as the timing of purchases by our key customers;

●	fluctuations in our customers, which include the addition of new customers and losing old customers;

●	the timing, market acceptance and rate of adoption of our new product releases and our competitors’ new product releases;

●	our ability to manage maintenance and development costs, maintain or improve quality, and increase our volume of trades;

●	any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation, as well as aggressive pricing tactics by our competitors;

●	the availability of third-party contractors for product development;

●	any future changes in U.S. GAAP or new interpretations of existing accounting rules;

●	the impact of a significant natural disaster, as well as interruptions or shortages in the supply of utilities such as electricity;

●	general economic and political conditions in domestic and international markets, and other factors beyond our control; and

●	additional developments regarding our intellectual property.

The financial and operational projections that we may provide from time to time are subject to inherent risks.

The projections and timelines that our management may provide from time to time (including with respect to financial or operational matters and the expansion of our products) reflect numerous assumptions made by our management with respect to our specific, as well as general business, economic, market and financial conditions, including our ability to correctly assess the demand to such products from different consumers and other matters, all of which may be difficult to predict and many of which are beyond our control.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain stockholder litigation matters and the U.S. federal district courts as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, of 1933, as amended, or the Securities Act which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

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

General Risk Factors

Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our operating results and financial condition.

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

During challenging economic times or as a result of political changes, our customers may tighten their budgets and face constraints in gaining timely access to sufficient funding or other credit, which could result in an impairment of their ability to allocate assets for investments.

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

(ii)	utilizing procedures for responding to cybersecurity incidents; and

(iii)	conducting regular vulnerability scans and tests utilizing threat intelligence feeds in the assessment of hardware and software

Although we are still in the process of developing a formal incident response plan, our team has practical experience to cover all phases of the incident management process, including identification, containment, eradication, recovery, and post-incident analysis.

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

Item 2. Properties.

We maintain our corporate headquarters in a leased facility in San Diego, California. In addition, in 2025 we leased facilities in Shenzhen, China, in Beijing, China and in Bangalore, India for employees that performed engineering, logistics services, and software development for our discontinued operations. The Chinese leases were assigned to the purchaser of our assets in January 2026 and we will not renew the Bangalore lease when it expires in August 2026.

Item 3. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 9—Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Stock Market LLC under the symbol “SONM.”

Holders of Record

As of March 24, 2026, there were 30 holders of record of our common stock based on information furnished by Equiniti Trust Company, LLC, the transfer agent for our securities.

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

Recent Sales of Unregistered Securities

On December 15, 2025, we entered into a securities purchase agreement with DNA Holdings Venture, Inc., or DNA Holdings, and issued to DNA Holdings a convertible promissory note in the original principal amount of $1.2 million, or the DNA Note, and received aggregate gross proceeds in the same amount. For more information on the DNA Note 5 and Note 6 – Purchase of DNA X, LLC, to the Consolidated Financial Statements.

Purchase of Equity Securities

None

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition, Results of Operations.

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes thereto contained in Part IV of this Annual Report on Form 10-K. As discussed in the section titled “Cautionary Note About Forward-Looking Statements,” this discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A., “Risk Factors,” included in Part I of this Annual Report on Form 10-K.

Company Overview

Through our investment in DNA X, LLC, we are a provider of crypto trading services to the public. Our services are available over the internet at www.dnax.us. We serve individual cryptocurrency traders around the world. Our products allow users to efficiently buy and sell cryptocurrencies with cash or cash equivalents, or to exchange one cryptocurrency for another cryptocurrency. Our platform allows users to execute strategies between pairs of cryptocurrencies that allow them to swap between the currencies as the prices diverge or converge. This allows users to automate strategies without the need to continuously monitor the market. We are developing products to increase the number of cryptocurrencies that are available for trading on our platform and products that are expected to bring in additional customers and drive additional revenue from commissions and fees.

We are currently operating on a limited basis to monitor the platform and address any bugs or performance issues. We plan to add additional features and products to the platform throughout 2026 as we execute our growth strategy. We will continue to monitor the platform to ensure that it can handle the anticipated increase in trading volume during 2026. We may use social media and traditional media to market our platform to potential customers. We may expand our marketing efforts as new products become available to customers.

Prior to our purchase of the DNA X platform, we operated a cell phone and hotspot manufacturing and software development company under the name Sonim Technologies Inc. We completed the disposition of substantially all assets of our phone and hotspot business in January 2026.

The accompanying financial statements present operations from the phone and hotspot business as a discontinued operation for all periods presented and the assets and liabilities of the phone and hotspot business are presented as assets and liabilities held for sale for all periods presented. See Note 4 for account level detail of the discontinued operations.

Recent Developments

Acquisition of Membership Units in the DNA X, LLC Trading Platform

On December 15, 2025, we acquired 100% of the membership units in DNA X, LLC and its cryptocurrency trading platform that operates under the name DNA X. The platform allows individuals to open an account and to buy or sell cryptocurrencies, or to trade pairs of cryptocurrencies. This business became operational in November 2025 and trading volume has increased steadily since then. Following the sale of our legacy phone and hotspot business, we are now completely focused on operating the DNA X trading platform.

Sale of Phone and Hotspot Assets to Pace Car Acquisition LLC

On January 23, 2026 the Company completed the sale of substantially all assets related to our phone and hotspot business to Pace Car Acquisition LLC, or Buyer, for aggregate cash consideration of $15.0 million, less customary working capital adjustments. The Buyer assumed most of our then outstanding liabilities, and a portion of the proceeds from the transaction was used to repay our debt with Streeterville Capital in full. Most of the employees and contractors providing services related to our phone and hotspot business transferred to the Buyer at the close of the transaction.

Upon the close of the sale, we changed our name from Sonim Technologies Inc to DNA X, Inc. to reflect the shift in our focus to the operation of our DNA X cryptocurrency trading platform.

Reverse Stock Split

On October 28, 2025, we effected a 1-for-18 reverse stock split of our issued and outstanding common stock or the Reverse Stock Split. Our common stock began trading on the Nasdaq Capital Market on a post-split basis on October 29, 2025. As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 29, 2025, was automatically converted into one-eighteenth (1/18) of a share of common stock. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in our equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share instead were entitled to receive the value of the fractional share in cash. The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All outstanding stock options, restricted stock units, and warrants entitling their holders to purchase or obtain or convert into shares of our common stock were adjusted, as required by the terms of these securities.

All common share and per-share amounts in this Form 10-K have been retroactively restated to reflect the effect of the Reverse Stock Split.

ChEF Purchase Agreement

On September 29, 2025, the Company entered into a ChEF purchase agreement (the “ChEF Agreement”) and registration rights agreement (the “Registration Rights Agreement”), each with Chardan Capital Markets LLC or Chardan, related to a ChEF, Chardan’s committed equity facility.

Pursuant to the ChEF Agreement, the Company has the right from time to time at our option to sell and issue to Chardan up to the lesser of (i) $500,000 in aggregate gross purchase price of newly issued shares of our common stock, and (ii) the Exchange Cap (as defined in the ChEF Agreement), subject to certain conditions and limitations set forth in the ChEF Agreement and applicable Nasdaq listing rules. We are under no obligation to sell any securities to Chardan under the ChEF Agreement.

The net proceeds from any sales under the ChEF Purchase Agreement will depend on the frequency we use, and the price of shares of our common stock that we sell to Chardan. The registration statement in connection with the facility became effective on October 29, 2025.

Registered Public Offering

On July 2, 2025, the Company consummated a best-efforts public offering (the “Offering”) of 411,111 shares of its common stock, as adjusted for the Reverse Stock Splits, at a public offering price of $13.50 per share, as adjusted for the Reverse Stock Splits. In connection with the Offering, we entered into a securities purchase agreement with certain investor signatories thereto for the purchase of shares of common stock described above.

Roth or the Placement Agent, served as the exclusive placement agent in connection with the Offering. We paid the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the Offering, and reimbursement of certain expenses and legal fees in the amount of $100. We also issued to designees of the Placement Agent warrants to purchase up to an aggregate of 11,604 shares of Common Stock, as adjusted for the Reverse Stock Splits or the Placement Agent Warrants. The Placement Agent Warrants have an exercise price of $13.50 per share, as adjusted for the Reverse Stock Splits, are not exercisable until January 2, 2026, and expire on July 2, 2030. The exercise prices of the Placement Agent Warrants are subject to appropriate adjustment in the event of stock dividends, stock splits, stock combinations, reorganizations or similar events affecting our common stock. Subject to limited exceptions, a holder of Placement Agent Warrants will not have the right to exercise any portion of its Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, upon election by a holder prior to the issuance of any Warrants, 9.99%) of the shares of common stock then outstanding. At the holder’s option, upon notice to us, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding. The Purchase Agreement contains customary representations, warranties, and covenants by us. It also provides for customary indemnification for losses or damages arising out of or in connection with the Offering, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

The shares of common stock and the Placement Agent Warrants described above and the underlying shares of common stock were offered pursuant to a Registration Statement on Form S-1, as amended (File No. 333-288221), which was declared effective by the SEC on June 30, 2025.

The net proceeds of the Offering are approximately $4,800, after deducting the Placement Agent fees and expenses and other estimated offering expenses payable by us. We used the net proceeds of the Offering for overall business strategy, for working capital purposes and for general corporate purposes.

Registered Public Offering

On May 12, 2025, we closed on a capital investment of 61,111 shares of common stock, as adjusted for the Reverse Stock Splits, and 30,555 warrants, as adjusted for the Reverse Stock Splits, with two investors for an aggregate purchase price of $1,375. In connection with the closing, we incurred approximately $169 in issuance costs, which was offset against the proceeds.

Each warrant has an exercise price of $24.9552 per share, as adjusted for the Reverse Stock Splits, is immediately exercisable, will expire in five years from the date of issuance, and is subject to customary adjustments for certain transactions affecting our capitalization. The warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the investor subsequent to the exercise exceeds the specified beneficial ownership limitation provided therein (which is currently 9.99% and 4.99% and may be adjusted upon advance notice). On August 7, 2025, we and the investors entered into an amendment to reduce the exercise price of the warrants to $13.50 per share, as adjusted for the Reverse Stock Splits.

In connection with the close of the capital investment on May 12, 2025, we issued 1,375 warrants, as adjusted for the Reverse Stock Splits, to Roth on July 2, 2025. Each warrant has an exercise price of $24.912 per share, as adjusted for the Reverse Stock Splits, is immediately exercisable, will expire in five years from the date of issuance, and is subject to customary adjustments for certain transactions affecting our capitalization. The warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the investor subsequent to the exercise exceeds the specified beneficial ownership limitation provided therein (which is currently 4.99% and may be adjusted upon advance notice).

Compliance with Nasdaq Listing Rules

On August 22, 2025, we received a letter from the Staff of Nasdaq notifying us that we did not comply with the Stockholders’ Equity Rule. On February 20, 2026 the company received a letter from the Staff notifying us that we have regained compliance with the Stockholders’ Equity Rule following the completion of the Asset Sale on January 23, 2026.

Key Metrics

The key financial metrics for the DNA X trading platform is trading volume which is the dollar value of assets that were traded and was $6,721 from December 15, 2025 to December 31, 2025, and resulted in $27 in commissions revenue, which is usually a fixed rate of 0.4% of the volume. Daily trading volume has been steadily increasing since the trading platform became operational in November 2025. In January 2026 the commissions revenue was $53. We believe that the decrease in cryptocurrencies values since October 2025 has had a negative effect on trading volume. We will continue to monitor the revenue and will consider employing marketing activities to help grow trading volume.

Factors Affecting Our Results of Operations

After the completion of our asset sale on January 23, 2026, the growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose important challenges that we must successfully address to improve our results of operations.

Research and Development

We believe that our performance is significantly dependent on the investments we make to improve the features available on our trading platform and to improve the customer experience when they execute trades. We will continue to allocate a significant portion of revenue generated from commission to improve the trading platform software and to develop software that will allow the trading of additional cryptocurrencies.

New Customer Acquisitions

We are focused on continuing to acquire new customers for the trading platform. Since we purchased the platform, we have not allocated any resources to marketing. In 2026 we will use social media and traditional media to generate publicity for DNA X and to improve brand recognition. We will monitor the number of new active customers to determine if additional marketing resources should be provided.

Seasonality and New Features Introduction

We have not noted any seasonality or any significant effect for new features. We will continue to observe how these factors affect trading volume.

Components of Our Results of Operations

The following describes the line items set forth in our consolidated statements of operations.

Revenues

Revenue is recognized by DNA X, LLC, the entity that owns the trading platform, on the day that a trade is completed. DNA X, LLC does not take possession of the cryptocurrency that is traded or of any proceeds from the trade. Only the agreed upon commission is transferred to DNA X, LLC at the time that the trade is completed. The trades settle immediately and there are never any receivables from a trade. The net income from DNA X, LLC is included in other income (expense) in the consolidated statement of operations.

Revenue from Discontinued Operations

Revenue from Discontinued Operations is from the sale of the phones and hotspots to cell phone carriers. This business was discontinued on January 23, 2026 when the assets were sold. See Note 4 for details on discontinued operations.

Operating Expenses

Operating expenses are general and administrative expenses for the management of the DNA X platform, and for pubic company costs such as legal fees, external auditors, and director fees.

Results of Operations

Years Ended December 31, 2025 and 2024:

The following tables present key components of our results from continuing operations for the respective periods (in thousands):

	Year Ended December 31,
	2025	2024
Net revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Operating expenses:
Research and development	—	—
Sales and marketing	—	—
General and administrative	5,406	3,100
Impairment of contract fulfillment costs	—	—
Restructuring charges	—	—
Total operating expenses	5,406	3,100
Net income (loss) from operations	(5,406)	(3,100)
Interest expense	(1,486)	(29)
Loss on extinguishment of debt	(161)	—
Other income (expense), net	(902)	246
Net income (loss) before income taxes	(7,955)	(2,883)
Income tax expense	—	—
Net loss	$(7,955)	$(2,883)

General and administrative. General and administrative expenses for the year ended December 31, 2025 were $5,406 which includes management costs to manage the DNA X platform following the December 15, 2025 acquisition. Other general and administrative costs were for public company costs such as legal, external auditors, director fees, and filing fees. For the year ended December 31, 2024, costs were for public company costs.

Interest expense. Interest expense was $1,485 for the year ended December 31, 2025 and was from the notes with Streeterville, the note from DNA Holdings, and for fees paid to finance accounts receivable. There were no notes outstanding in 2024.

Other income (expense). Other income (expense) was $902 for the year ended December 31, 2025 and was primarily fees from the notes with Streeterville. In 2024 the income was from gains on foreign currency adjustments.

Going Concern, Liquidity and Capital Resources

On January 23, 2026, the assets of our phone and hotspot business were sold for $15 million less normal working capital adjustments. The Buyer assumed most liabilities including accounts payable and customer liabilities related to the phone and hotspot business, and the debt with Streeterville was paid off. The $3.5 million in cash received by us was used for general corporate purposes. We are pursuing an equity transaction to ensure that we can continue to operate the DNA X trading platform until we become cash flow positive.

We are subject to the risks and uncertainties associated with operating a cryptocurrency trading platform, including the ability to attract new customers and to keep existing customers from moving their business to our competitors. We received approximately $3.5 million in cash proceeds from the sale of our phone and hotspot business on January 23, 2026. We expect that the cash proceeds received from the sale will allow us to operate our DNA X platform through the second quarter of 2026. Because the cash flow from the DNA X platform is not currently generating enough cash to cover our overhead, we will need to raise additional capital in order to fund our operations. Additional capital may not be available on commercially reasonable terms, or at all. Our ability to raise additional capital will be dependent upon a number of factors, many of which are outside of our control, including the factors described in Item 1A. Risk Factors – “The report of our independent registered public accounting firm for the year ended December 31, 2025 contains a statement with respect to substantial doubt as to our ability to continue as a going concern. We may not be able to continue as a going concern if we are unable to raise additional funding” and the other factors discussed in Item 1A. – Risk Factors in this Form 10-K. Due to the uncertainty of obtaining financing, there is substantial doubt regarding the Company’s ability to continue as a going concern as of the date of the filing of this Form 10-K.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(23,526)	$(8,486)
Net cash used in investing activities	—	(214)
Net cash provided by financing activities	19,486	4,646
Net decrease in cash and cash equivalents	$(4,040)	$(4,054)

Cash flows from operating activities

For the year ended December 31, 2025, cash used in operating activities was $23.5 million, primarily attributable to a net loss of $20.7 million from continuing and discontinued operations. An increase to net operating assets of $6.0 million ($11.3 million for contract fulfillment assets, $7.0 million for A/R, partially offset by an increase of $9.5 million for accounts payable) was partially offset by a $3.2 million for non-cash items ($4.3 million for amortization, $2.1 million in impairment charges, and $1.5 million in stock-based compensation, partially offset by a $5.4 million release of a customer allowance liability).

For the year ended December 31, 2024, cash used in operating activities was $8.5 million, primarily attributable to a net loss of $33.6 million from continuing and discontinued operations, partially offset by non-cash charges of $14.9 million and net cash provided by a change in net operating assets and liabilities of $10.3 million. Non-cash charges primarily consisted of $3.6 million in depreciation and amortization, $1.5 million in stock-based compensation, $6.5 million in impairment of contract fulfillment assets, and $2.3 million in the provision for credit loss. The change in net operating assets and liabilities was primarily due to an increase in accounts payable of $14.3 million primarily due to an increase in unpaid R&D costs, and an increase in accrued liabilities of $8.0 million primarily due to an increase in accrued customer allowances. These increases were partially offset by a $7.1 million increase to contract fulfillment assets.

Cash flows from investing activities

For the years ended December 31, 2025 and 2024, there were no significant investing activities.

Cash flows from financing activities

For the year ended December 31, 2025, cash provided by financing activities was $19.4 million from $13.7 million for ATM and private placements, and $5.1 million from proceeds from three promissory notes.

For the year ended December 31, 2024, cash provided by financing activities was $4.6 million, primarily due to $4.0 million in proceeds from an investor for the purchase of shares, as well as ATM sales.

Material Cash Requirements

We did not have any significant non-cancelable purchase orders as of December 31, 2025 because we stopped purchasing parts and inventory in anticipation of the sale of our phone and hotspot assets in January 2026.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures This guidance requires expanded annual income tax disclosures, including (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. This guidance was adopted by the Company effective for the annual period ending December 31, 2025. The adoption affected the footnote disclosures and did not have a material impact on the condensed consolidated financial statements.

We recognized an income tax benefit of $1,146 during 2025 as compared to an expense of $226 during 2024. The tax benefit in 2025 is due to our ability to recognize a portion of our deferred tax assets in 2025 based on estimated taxes following the Company’s sale of our phone and hotspot assets that occurred in January 2026. See Note 8 and Note 12.

Item 7A. Quantitative and Qualitative Item Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of DNA X, Inc., and the independent registered public accounting firm’s report are incorporated by reference from Part IV, Item 15(1) and (2):

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to filing this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective for accounting for complicated transactions related to investments and acquisitions.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that assessment, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

Material Weakness in Internal Control Over Financial Reporting

The Company identified a material weakness in its internal control over financial reporting related to a lack of personnel with sufficient technical accounting expertise to appropriately analyze and account for complex, non-routine transactions. Specifically, the Company did not maintain adequate resources with the requisite knowledge of U.S. GAAP to properly evaluate the accounting implications of significant transactions, including accounting for business acquisitions.

As a result of this deficiency, the Company failed to appropriately apply relevant accounting guidance, which led to errors in the initial recording of certain transactions and required adjustments during the financial statement close process. Additionally, the review controls designed to detect such errors were not effective due to the same lack of technical expertise.

Management concluded that this control deficiency constitutes a material weakness because there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There was a change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This change resulted in the material weakness noted above.

Item 9B. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers, and directors. The Code of Conduct is available on our website at https://ir.dna-x.global. The Nominating and Corporate Governance Committee of our Board of Directors will be responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

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

The additional information required by this Item 10 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2025 fiscal year.

Item 11. Executive Compensation.

The information required by this Item 11 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2026 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2025 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2026 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2025 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2026 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2025 fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2026 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2025 fiscal year.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following - consolidated financial statements and related documents are filed as part of this report:

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1+#	Asset Purchase Agreement, dated as of July 17, 2025, by and among the Company, Pace Car Acquisition LLC and Clay Crolius	8-K	001-38907	2.1	July 22, 2025
2.2	First Amendment to Asset Purchase Agreement, dated as of November 24, 2025, by and among the Company, Pace Car Acquisition LLC and Clay Crolius	8-K	001-38907	2.1	November 26, 2025
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38907	3.1	May 17, 2019
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021	8-K	001-38907	3.1	September 15, 2021
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective July 17, 2024	8-K	001-38907	3.1	July 18, 2024
3.4	Amended and Restated Bylaws of DNA X, Inc., as amended and restated as of June 14, 2024	8-K	001-38907	3.1	June 14, 2024
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonim Technologies, Inc., effective October 16, 2025 (Increase in authorized shares from 100,000,000 to 1,000,000,000)	8-K	001-38907	3.1	October 20, 2025
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective October 27, 2025 (Reverse Stock Split)	8-K	001-38907	3.1	October 24, 2025
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 21, 2025	8-K	001-38907	3.1	April 21, 2025
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-230887	4.1	April 29, 2019
4.2	Form of Common Stock Purchase Warrant	8-K	001-38907	4.1	April 29, 2024
4.3*	Description of the Registrant’s Securities
4.4	Rights Agreement, dated as of April 21, 2025, by and between Sonim Technologies Inc. and Equiniti Trust Company, LLC, which includes the form Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C	8-K	001-38907	4.1	April 21, 2025
4.5	Form of Common Stock Purchase Warrant, dated as of May 12, 2025, issued by Sonim Technologies, Inc. to the purchasers named therein.	8-K	001-38907	4.1	May 16, 2025
4.6	Form of Placement Agent Warrant to Purchase Common Stock, issued on July 2, 2025	8-K	001-38907	4.1	July 2, 2025
4.7	Convertible Promissory Note dated as of December 15, 2025	8-K	001-38907	4.1	December 18, 2025
10.5+#	Asset Purchase & Employee Transfer Agreement dated as of December 22, 2020, by and among DNA X, Inc. (India) Private Limited and Coforge Ltd.	8-K	001-38907	10.1	December 29, 2020
10.6+#	ODM Services Agreement dated as of February 26, 2021, by and among DNA X, Inc. and FIH (Hong Kong) Limited	8-K	001-38907	10.1	March 4, 2021
10.7†	Non-Employee Director Compensation Policy dated as of January 1, 2024	10-K	001-38907	10.8	March 27, 2024
10.8#	Subscription Agreement, dated as of April 13, 2022, by and between DNA X, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.1	April 14, 2022
10.9†#	Amended and restated letter agreement, dated as of December 8, 2023, by and between DNA X, Inc. and Clay Crolius	8-K	001-38907	10.2	December 11, 2023
10.10	Registration Rights Agreement, dated as of July 13, 2022, by and between DNA X, Inc. and AJP Holding Company, LLC	8-K	001-38907	10.5	July 13, 2022
10.11†	First Amendment to Employment Agreement, dated as of April 15, 2025, by and between DNA X, Inc and Clay Crolius.	8-K	001-38907	10.1	April 16, 2025
10.12†	Second Amendment to Employment Agreement, dated as of February 9, 2026, by and between DNA X, Inc and Clay Crolius.	8-K	001-38907	10.1	February 10, 2026
10.13†#	Employment Agreement, dated as of October 16, 2025, by and between DNA X, Inc and Michael Mulica.	8-K	001-38907	10.1	October 20, 2025
10.14†	First Amendment to Employment Agreement, dated as of February 9, 2026, by and between DNA X, Inc. and Michael Mulica.	8-K	001-38907	10.2	February 10, 2026
10.15#	Subscription Agreement, dated as of April 29, 2024, by and between DNA X, Inc. and the purchaser named therein	8-K	001-38907	10.1	April 29, 2024

10.16	Registration Rights Agreement, dated as of April 29, 2024, by and between DNA X, Inc. and the purchaser named therein	8-K	001-38907	10.2	April 29, 2024
10.17	First Amendment to Registration Rights Agreement, dated as of June 2, 2024, by and between DNA X, Inc. and the investor named therein	8-K	001-38907	10.1	June 4, 2024
10.18	Lock-Up Agreement, dated as of April 29, 2024, by and between DNA X, Inc. and the purchaser named therein	8-K	001-38907	10.3	April 29, 2024
10.19+	Invoice Purchase Agreement, dated as of September 23, 2024, by and between DNA X, Inc. and LS DE LLC	8-K	001-38907	10.1	September 27, 2024
10.20	Note Purchase Agreement, dated as of February 21, 2025, by and between DNA X, Inc. and Streeterville Capital, LLC	8-K	001-38907	10.1	February 21, 2025
10.21	Form of Subscription Agreement, dated as of May 12, 2025, by and between Sonim Technologies, Inc. and the purchasers named therein	8-K	001-38907	10.1	May 16, 2025
10.22	Registration Rights Agreement, dated as of May 12, 2025, by and between Sonim Technologies, Inc. and the purchasers named therein	8-K	001-38907	10.2	May 16, 2025
10.23	Form of Securities Purchase Agreement dated as of July 1, 2025	8-K	001-38907	10.1	July 2, 2025
10.24#	Note Purchase Agreement, dated as of July 11, 2025, by and between Sonim Technologies, Inc. and Streeterville Capital, LLC	8-K	001-38907	10.1	July 17, 2025
10.25#	Security Agreement, dated as of July 11, 2025, by and between Sonim Technologies, Inc. and Streeterville Capital, LLC	8-K	001-38907	10.2	July 17, 2025
10.26#	Intellectual Property Security Agreement, dated as of July 11, 2025, by and between Sonim Technologies, Inc. and Streeterville Capital, LLC	8-K	001-38907	10.3	July 17, 2025
10.27	Factoring Agreement, dated as of August 7, 2025, by and between Sonim Technologies, Inc. and Tradewind GmbH	8-K	001-38907	10.1	August 12, 2025
10.28	Form of First Amendment to Subscription Agreement Amendment, dated as of August 7, 2025, by and between Sonim Technologies, Inc. and the Investors named therein	8-K	001-38907	10.2	August 12, 2025
10.29	Subscription Agreement Amendment, dated as of August 7, 2025, by and between Sonim Technologies, Inc. and the Investor named therein	8-K	001-38907	10.3	August 12, 2025
10.30	ChEF Purchase Agreement, dated as of September 29, 2025, by and between Sonim Technologies, Inc. and Chardan Capital Markets LLC	8-K	001-38907	10.1	September 29, 2025
10.31	Registration Rights Agreement dated as of September 29, 2025, by and between Sonim Technologies, Inc. and Chardan Capital Markets LLC	8-K	001-38907	10.2	September 29, 2025
10.32#	Securities Purchase Agreement, dated as of December 15, 2025, by and between Sonim Technologies, Inc. and DNA Holdings Venture, Inc.	8-K	001-38907	10.1	December 18, 2025
10.33#	Membership Interest Purchase Agreement, dated as of December 15, 2025, by and between Sonim Technologies, Inc. and DNA Holdings Venture, Inc.	8-K	001-38907	10.2	December 18, 2025
10.34	Exchange Agreement, dated as of December 16, 2025, by and between Sonim Technologies, Inc. and Streeterville Capital, LLC	8-K	001-38907	10.3	December 18, 2025
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	DNA X, Inc. Clawback Policy for Incentive-based Compensation effective as of October 2, 2023	10-K	001-38907	97.1	March 27, 2024
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and Contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement
+	Portions of this exhibit have been redacted in compliance with Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request
#	Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of such schedules and attachments to the SEC upon its request

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA X, Inc.

Date: April 14, 2026	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mike Mulica	Acting Chief Executive Officer and Chairman of the Board	April 14, 2026
Mike Mulica	(Principal Executive Officer)

/s/ Clay Crolius	Chief Financial Officer	April 14, 2026
Clay Crolius	(Principal Financial and Accounting Officer)

/s/ Scott Walker	Director	April 14, 2026
Scott Walker

/s/ George Thangadurai	Director	April 14, 2026
George Thangadurai

/s/ Jack Steenstra	Director	April 14, 2026
Jack Steenstra

/s/ James Cassano	Director	April 14, 2026
James Cassano

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

DNA X, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DNA X, Inc. (f/k/a Sonim Technologies, Inc.), (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is subject to the risks and uncertainties associated with operating a cryptocurrency trading platform, including the ability to attract new customers and keep existing customers from moving their business to other competitors. Further, the Company is not currently generating enough cash to cover the Company’s overhead, and as such, the Company must secure capital by either issuing equity or through debt. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Membership Interest Purchase Agreement

Critical Audit Matter Description

As described in Note 6 to the consolidated financial statements, the Company entered into a Membership Interest Purchase Agreement with DNA Holdings Venture Inc. (“DNA Holdings”) pursuant to which the Company purchased 100% of the membership interests in DNA X, LLC (“DNA X”) for an aggregate purchase price of 223,201 shares of the Company’s common stock that had a value of $1.2 million on the closing date. The Membership Interest Purchase Agreement grants DNA Holdings a put option (the “Put Option”) whereby DNA Holdings will have the right to exchange the shares of common stock issued to DNA Holdings for the Purchased Interests then held by the Company if at any time prior to June 30, 2026 (the “Put Period”) DNA X does not realize either: (1) aggregate trading volume of at least $600 million or (2) aggregated revenues of at least $1 million per day. To the extent not exercised during the Put Period, the Put Option will terminate upon expiration of the Put Period. As of December 31, 2025, the Put Option was outstanding, and the Company accounts for the investment in DNA X under the equity method of accounting because it determined it was able to exercise significant influence and initially recorded the investment at cost.

We identified the evaluation of management’s accounting for the Membership Interest Purchase Agreement as a critical audit matter. Evaluating management’s conclusions required especially challenging and subjective auditor judgment and increased extent of effort, including the need to involve a subject matter expert on technical accounting matters.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to this matter included the following, among others:

●	Obtaining and reviewing the Membership Interest Purchase Agreement and related documents to understand the underlying terms and conditions, including the terms of the Put Option.
●	Utilizing a subject matter expert on technical accounting matters to assist in -

○	Assessing the economic substance of the transaction to determine whether the risks and rewards of ownership were transferred.
○	Determining whether the seller’s rights represent substantive rights that affect the Company’s ability to exercise control over DNA X.
○	Evaluating which entity has the power to direct the activities that most significantly impact DNA X LLC’s economic performance.

●	Evaluating the completeness and accuracy of the financial statement presentation and disclosure of the terms and conditions of the Membership Interest Purchase Agreement.

/s/ Baker Tilly US, LLP

San Jose, CA
April 14, 2026

We have served as the Company’s auditor since 2013.

DNA X, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 and 2024

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,303	$5,343
Prepaid expenses and other current assets	676	—
Current assets held for sale	26,930	26,822
Total Current assets	28,909	32,165
Investment in DNA X, LLC	1,242	—
Deferred tax assets	1,441	64
Other assets	274	384
Non-current assets held for sale	12,032	7,126
Total assets	$43,898	$39,739
Liabilities and stockholders’ deficit
Accounts payable	4,030	738
Accrued liabilities	704	250
Promissory notes, net	5,065	—
Derivative liability on convertible note	171	—
Current liabilities held for sale	38,057	42,752
Total current liabilities	48,027	43,740
Income tax payable	2,598	1,699
Total liabilities	50,625	45,439
Commitments and contingencies (Note 9)	—	—

Redeemable common stock, $0.001 par value; 223,201 shares issued and outstanding; redemption value $1,228 (Note 6)	1,228	—

Stockholders’ deficit
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized: and 1,265,067 and 276,881 shares issued and outstanding at December 31, 2025 and 2024, respectively*	1	—
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized: and no shares issued and outstanding at December 31, 2025 and 2024	—	—
Additional paid-in capital*	296,309	277,908
Accumulated deficit	(304,265)	(283,608)
Total stockholders’ deficit	(7,955)	(5,700)
Total liabilities, redeemable common stock, and stockholders’ deficit	$43,898	$39,739

*	Adjusted retroactively to reflect the 1-for-18 reverse stock split that became effective on October 28, 2025, see Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

DNA X, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2025 and 2024

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	2025	2024
Continuing operations:
Net revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Operating expenses
General and administrative	5,406	3,100
Other	—	—
Total operating expenses	5,406	3,100
Net income (loss) from operations	(5,406)	(3,100)
Interest expense, net	(1,486)	(29)
Loss on extinguishment of debt	(161)	—
Other income (expense), net	(902)	246
Net loss from continuing operations before income taxes	(7,955)	(2,883)
Income tax expense from continuing operations	—	—
Net loss from continuing operations	(7,955)	(2,883)
Discontinued Operations:
Loss from discontinued operations, net of tax	(12,702)	(30,765)
Net loss	$(20,657)	$(33,648)
Net loss per share basic and diluted:
Continuing operations*	(11.00)	(11.00)
Discontinued operations*	(17.58)	(117.37)
Net loss*	$(28.58)	$(128.37)
Weighted-average shares used in computing net loss per share:
Basic and diluted*	722,689	262,118

*	Adjusted retroactively to reflect the 1-for-18 reverse stock split that became effective on October 28, 2025, see Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

DNA X, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2025 and 2024

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares*	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2024	245,952	$4	$272,324	$(249,960)	$22,368
Issuance of common stock to settle restricted stock units	3,819	—	52	—	52
Issuance of common stock, net of issuance costs	27,110	4	4,003	—	4,007
Taxes withheld on net settled vesting of restricted stock units			(4)		(4)
Stock-based compensation	—	—	1,525	—	1,525
Impact of retroactively adjusted reverse stock split	—	(8)	8	—	—
Net loss	—	—	—	(33,648)	(33,648)
Balance at December 31, 2024	276,881	$—	$277,908	$(283,608)	$(5,700)

Issuance of common stock upon settlement of restricted stock units, net of taxes withheld	42,956	1	(1)	—	—
Issuance of common stock, net of issuance costs	677,927	12	13,659	—	13,671
Stock-based compensation related to 2024 bonus accrual	—	—	1,215	—	1,215
Promissory note payments settled in equity	267,342	1	1,974	—	1,975
Stock-based compensation	—	—	1,541	—	1,541
Impact of retroactively adjusted reverse stock split	(39)	(13)	13	—	—
Net loss	—	—	—	(20,657)	(20,657)
Balance at December 31, 2025	1,265,067	$1	$296,309	$(304,265)	$(7,955)

*	Adjusted retroactively to reflect the 1-for-18 reverse stock split that became effective on October 28, 2025, see Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

DNA X, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025 and 2024

(IN THOUSANDS)

	2025	2024
Cash flows from operating activities:
Net loss	$(20,657)	$(33,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,300	3,557
Stock-based compensation	1,541	1,525
Release of customer allowance liability	(6,207)	—
Loss on extinguishment of debt	161	—
Provision for credit losses	—	2,295
Inventory write-downs	—	887
Impairment of contract fulfillment assets	2,068	6,484
Other	358	110
Changes in operating assets and liabilities:
Accounts receivable	(1,111)	7,362
Non-trade receivable	(5,883)	(6,158)
Related party receivable	181	(181)
Inventory	3,849	(4,991)
Prepaid expenses and other current assets	2,114	(2,948)
Contract fulfillment assets	(11,314)	(7,137)
Other assets	(21)	1,876
Accounts payable	9,531	14,309
Accrued liabilities	(1,958)	8,001
Deferred tax assets	(1,377)	(10)
Income tax payable	899	171
Net cash used in operating activities	(23,526)	(8,486)
Cash flows from investing activities:
Purchase of property and equipment	—	(214)
Net cash used in investing activities	—	(214)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	13,671	4,007
Proceeds from promissory notes, net of issuance costs	6,370	—
Proceeds (payments) from short-term borrowings	(555)	591
Proceeds from stock option exercises, net of taxes paid on vested restricted stock units	—	48
Net cash provided by financing activities	19,486	4,646
Net increase (decrease) in cash and cash equivalents	(4,040)	(4,054)
Cash and cash equivalents at beginning of the year	5,343	9,397
Cash and cash equivalents at end of the year	$1,303	$5,343
Supplemental disclosure of cash flow information:
Cash paid for interest	$945	$29
Cash paid for income taxes	$122	$134
Non-cash activities:
Purchase of DNA X LLC membership units for redeemable common stock	$1,228	$—
Accrued bonus settled in equity	$1,215	$—
Receivables transferred to satisfy payables	$—	$11,308
Bifurcation of the conversion feature in convertible note	$171	$—
Promissory note payments settled with equity	$1,814	$—

The accompanying notes are an integral part of these consolidated financial statements.

DNA X, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except Share and Per Share Amounts)

NOTE 1—The Company and Its Significant Accounting Policies

Description of Business—DNA X, Inc. (“the Company”) was incorporated in the state of Delaware on August 5, 1999 under the name Sonim Technologies Inc., and is headquartered in San Diego, California. Effective January 23, 2026, the Company changed its name to DNA X, Inc. The Company operates a cryptocurrency trading service that operates on the internet and allows customers to trade cryptocurrencies and to implement strategies to buy and sell pairs of cryptocurrencies. See www.dnax.us for more information on the services offered. Until January 23, 2026, the Company operated a cell phone and mobile hotspot manufacturing business. The assets of the phone and mobile hotspot business were sold to Pace Car Acquisition LLC on January 23, 2026.

The Company generates revenue from trading commissions that are based on the value of the trades that customers execute on the Company’s DNA X trading website. Customers are individual investors from around the world. DNA X has positioned itself as a low price trading platform that allows traders to implement strategies to take advantage of fluctuations in relative values of cryptocurrency pairs. The platform allows investors to set up automated trading strategies, to monitor other trader’s trading strategies in real time, and to simulate trades without any cost. DNA X has been operating since November and has grown through word-of-mouth and social media. The Company is currently building enhanced features for traders that will be implemented in 2026 and are expected to drive more customers to DNA X. The Company is also working on expanding the number of cryptocurrencies that will be available to trade which is expected to increase trading volume and commission revenue.

Liquidity and Ability to Continue as a Going Concern—The Company’s consolidated financial statements account for the continuation of its business as a going concern. The Company is subject to the risks and uncertainties associated with operating a cryptocurrency trading platform including the ability to attract new customers and to keep existing customers from moving their business to other competitors. The Company received approximately $3.5 million in cash proceeds from the sale of its phone and hotspot business on January 23, 2026. This cash is expected to allow the Company to operate the DNA X platform through the second quarter of 2026. Since the cash flow from the DNA X platform is not currently generating enough cash to cover the Company’s overhead, the Company must secure capital by either issuing equity or through debt. The Company is currently analyzing options to raise capital and expects to implement a plan in the second quarter of 2026. Due to the uncertainty of obtaining financing, there is substantial doubt regarding the Company’s ability to continue as a going concern as of the date of the filing of this 10-K.

Reverse Stock Split—On October 28, 2025, the Company effected a 1-for-18 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). The Company’s common stock began trading on the Nasdaq Capital Market on a post-split basis on October 29, 2025. As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 18, 2025, was automatically converted into one-eight-tenth (1/18) of a share of common stock. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share, instead cash was paid to stockholders for the value of the fractional share.

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

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of DNA X, Inc. and its wholly owned foreign subsidiaries, Sonim Technologies (India) Private Limited, Sonim Technologies (Shenzhen) Limited, Sonim Technologies Inc. Shenzhen Limited Beijing Branch, Sonim Technologies (Hong Kong) Limited, Sonim Technologies Germany GmbH and Sonim Technologies Communications India Private Limited (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications—Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Related Party Transactions—Effective December 15, 2023, in the ordinary course of business, the Company entered into an agreement pursuant to which the Company would execute various statements of work and sell white label products under the ODM model arrangement with a related party, in which a family member of the Company’s then director, Jeffrey Wang, holds an indirect interest of approximately 40% (the “ODM Arrangement”). Pursuant to the ODM Arrangement, the Company consummated various sales transactions during the year ended December 31, 2024 that are reported as part of discontinued operations.

On October 1, 2024, the Company signed an agreement with a related party, in which a family member of the Company’s director, Jeffrey Wang, holds an indirect interest of approximately 40%, to perform non-recurring engineering services in the amount of $1,000, which were capitalized as contract fulfillment assets and are reported as part of non-current assets held for sale. The agreement was executed in the ordinary course of business. Jeffrey Wang resigned as a director in 2025 and the previous related parties are no longer considered to be related parties as of December 31, 2025.

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

Concentrations of Credit Risk—The Company’s commission revenue is concentrated in the cryptocurrency trading industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results.

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits as of December 31, 2025 and 2024.

Segment Information—The Company operated in one reporting segment in 2025, which is the cryptocurrency trading segment. In 2024 the Company operated in one reporting segment, the phone and hotspot manufacturing segment that was discontinued. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. During 2025 and 2024, the Company’s chief operating decision maker allocated resources and assessed performance based upon discrete financial information at the consolidated level. See Note 11.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents. As of December 31, 2025 and 2024, cash and cash equivalents consist of cash deposited with banks and money market funds. Included in the Company’s cash and cash equivalents are amounts held by foreign subsidiaries. The Company had $501 and $1,695 of foreign cash and cash equivalents included in the Company’s cash positions on December 31, 2025, and 2024, respectively.

Accounts Receivable and Allowance for Credit Losses—Accounts receivable are reported as part of assets held for sale and consist primarily of amounts due from customers in the course of normal business activities. Collateral on trade accounts receivable is generally not required. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. Under this guidance, the Company maintains an allowance for credit losses for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of the economic health of its customers and its history of credit losses. Accounts are written off against the allowance account when they are determined to be no longer collectible.

LS Receivables Financing Agreement—On September 23, 2024, the Company entered into an invoice purchase agreement (the “Receivables Financing Agreement”) with LS DE LLC (“LS”), pursuant to which LS will provide receivables factoring to the Company. Pursuant to the terms of the Receivables Financing Agreement, LS will advance 80% of the face value of the receivables being sold by the Company, up to a maximum of $2,500 of eligible customer invoices from the Company. In consideration of the advances, LS is entitled to receive (i) an invoice purchase fee equal to 0.20% of the face amount of each purchased invoice payable at the time of the purchase and (ii) a daily funds usage fee equal to 0.0388%, payable monthly in arrears on the last day of each month. Under the agreement, the Company must repurchase any invoices that LS deems to be uncollectible or no longer qualify as an Eligible Account, as defined in the Receivables Financing Agreement. The Company is accounting for this transaction as a secured borrowing and recognizes a factoring liability for any advances until the accounts receivables are collected. As of December 31, 2024, there was $591 outstanding under the Receivables Financing Agreement, which is included in Accrued Liabilities in the Consolidated Balance Sheets. As of September 30, 2025, the LS Receivables Financing Agreement is terminated.

Receivables Financing Agreement—On August 7, 2025, the Company entered into a non-recourse factoring agreement with Tradewind GmbH (the “Factor”). Under the terms of the agreement, the Company has committed to sell eligible accounts receivable from designated international customers to the Factor on a continuing basis, subject to individual credit limits and other conditions specified in the agreement.

The factoring arrangement provides for a maximum facility of €3,000, with a financing rate of 85% of the face value of qualified receivables. The Company is able to receive an advance on such receivables, less applicable fees and reserves. Factoring fees vary based on the payment terms of the underlying receivables and range from 0.55% to 1.65% of the invoice amount, with an additional late fee assessed on unpaid balances after 95 days. Interest is equal to the greater of 4.00% or EURIBOR + 3.50%. The Factor assumes the credit risk of purchased receivables, subject to specified exclusions and conditions. The agreement was terminated in January 2026. As of December 31, 2025, no fees were due under this agreement.

Inventory—The Company reports inventories at the lower of cost or net realizable value. Cost is determined using a first-in, first-out method (“FIFO”) and includes the cost of inventory, materials, labor, and manufacturing overhead related to the purchase and production of inventories. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventory is included in assets held for sale.

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

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, generally 24 to 36 months. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations. Property and equipment is included in assets held for sale.

Variable Interest Entities—The Company evaluates its interests in legal entities to determine whether the entity is a variable interest entity (“VIE”) and whether the Company is the primary beneficiary of the VIE in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation.

A VIE is an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support or (ii) has equity holders that lack the characteristics of a controlling financial interest. The Company is considered the primary beneficiary of a VIE when it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company is the primary beneficiary, the VIE is consolidated and all intercompany balances and transactions are eliminated. For VIEs in which the Company is not the primary beneficiary, the Company accounts for its interest under the equity method of accounting or other applicable guidance. The Company presents, on a separate line within the consolidated balance sheets, the assets of consolidated VIEs that can only be used to settle the obligations of the VIE and the liabilities of consolidated VIEs for which creditors do not have recourse to the general credit of the Company.

The Company’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the carrying value of its investments and any unfunded commitments. The Company reassesses its involvement with VIEs on an ongoing basis.

Equity Method Investments—The Company accounts for investments in entities over which it has the ability to exercise significant influence, but not control, using the equity method of accounting in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the voting interests of an entity; however, the Company also considers qualitative factors such as representation on the board of directors, participation in policy-making decisions, and material intercompany transactions. Under the equity method, investments are initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee’s net income or loss and distributions received. The Company’s share of earnings or losses is recorded as a separate line item within the consolidated statements of operations.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the Company determines that a decline in fair value is other-than-temporary, the investment is written down to its estimated fair value. Distributions received from equity method investees are accounted for as reductions of the carrying amount of the investment unless the distributions represent a return on investment. The Company discontinues applying the equity method when its investment balance is reduced to zero and resumes recognizing its share of earnings only after its share of cumulative earnings exceeds previously unrecognized losses.

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

In connection with leases, for the year ended December 31, 2025 and 2024, the Company recognized $331 and $330, respectively, of rent expense. The Company does not have any lease extension or termination options on any lease. There are no residual value guarantees in any lease. The weighted average remaining lease term of the operating leases is approximately 0.5 years and 1.2 years for the years ended December 31, 2025 and 2024. The weighted average of the discount rate for each lease as of December 31, 2025 was 8.5%.

Non-recurring Engineering (“NRE”) Tooling and Purchased Software Licenses—For the discontinued operations, third-party design services relating to the design of tooling materials and purchased software licenses used in the manufacturing process are capitalized and included in other assets that are part of assets held for sale.

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

The Company recognizes revenue primarily from the sale of its phones and hotspots and commission revenue from its DNA X trading platform. Commission revenue is recognized when the trade is completed and the Company receives the commission in the form of cryptocurrencies that are convertible to U.S. dollars at a fixed rate.

Revenue related to the phone and hotspot business has been presented within discontinued operations for all periods presented. The DNA X trading platform is accounted for as an equity investment and revenue from the trading platform is recorded net of the trading platform expenses as net investment income (loss) which is included in other income (expense) in the statement of operations.

Revenue recognition for discontinued operations was reduced for discounts, price protection and customer incentives.

Cost of Revenues—Cost of revenues includes direct and indirect costs associated with operating the crypto trading platform.

Advertising—The Company expenses the costs of advertising, including promotional expenses, as incurred. For the years ended December 31, 2025 and 2024 the Company had no advertising expenses.

Research and Development—Research and development expenses consist of compensation costs and development fees paid to third parties. The Company expenses research and development costs as incurred.

Stock-Based Compensation—The Company measures equity classified stock-based awards granted to employees, nonemployee directors, and consultants based on the estimated fair value on the date of grant and recognizes compensation expense of those awards, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. For awards subject to performance conditions, the Company evaluates the probability of achieving each performance condition at each reporting date and begins to recognize expense over the requisite service period when it is deemed probable that a performance condition will be met using the accelerated attribution method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each restricted stock award is measured as the fair value per share of the Company’s common stock on the date of grant.

Comprehensive Income or Loss—The Company had no items of comprehensive income or loss other than net loss for the years ended December 31, 2025 and 2024. Therefore, a separate statement of comprehensive loss has not been included in the accompanying consolidated financial statements.

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

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is more likely than not that an uncertain tax position will not be sustained upon examination by a taxing authority. Such estimates are subject to change. See Note 8.

Net Loss per Share—Net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. For the years ended December 31, 2025 and 2024, for purposes of the calculation of diluted net loss per share, warrants to purchase stock, unvested restricted stock units and stock options to purchase common stock are considered potentially dilutive securities but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. As a result, diluted net loss per share is the same as the basic net loss per share for the periods presented.

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

Pronouncements adopted in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures This guidance requires expanded annual income tax disclosures, including (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. This guidance was adopted by the Company effective for the annual period ending December 31, 2025. The adoption affected the footnote disclosures and did not have a material impact on the condensed consolidated financial statements.

Pronouncements not yet adopted

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

NOTE 2—Revenue recognition

The Company recognizes revenue primarily from the trading commissions for its DNA X trading platform. The Company’s contracts for its services include only one performance obligation, namely the completion of a trade. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606.

Net revenue for an individual transaction is recognized when the trade is completed and the DNA X LLC receives the commission. The DNA X LLC trading platform is accounted for as an equity investment and revenue from the trading platform is recorded net of the trading platform expenses as net investment income (loss) which is included in other income (expense) in the statement of operations.

Disaggregation of net revenues

The Company only had revenue from continuing operations for commission revenue.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used for the years ended December 31, 2025 and 2024.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1	$—	$—	$1

Liabilities:
Derivative liability – conversion feature on note	$—	$—	$171	171

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$103	$—	$—	$103

*	Included in cash and cash equivalents on the consolidated balance sheets.

NOTE 4—Discontinued Operations

On December 30, 2025, the stockholders of the Company approved the asset purchase agreement to sell the phone and hotspot manufacturing business to Pace Car Acquisition LLC during a special stockholders’ meeting.

See note 12. Due to the vote, the sale of assets became likely and the assets and liabilities to be sold or assumed were segregated as a disposal group. The sale of the assets represents a strategic shift away from manufacturing hardware because of the high cost of developing new products, higher costs of manufacturing products outside of China, and competition from larger competitors with more resources. The asset sale closed on January 23, 2026. As of December 31, 2025, the phone and hotspot business met the criteria for “Held for Sale” classification. Results of the phone and hotspot business have been retrospectively reclassified as discontinued operations for all periods presented. No impairment was recognized as the fair value less costs to sell exceeded the carrying amount.

The following schedules present the carrying amounts of major classes of assets and liabilities associated with the disposal group:

DISCONTINUED OPERTATIONS

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 and 2024

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2025	December 31, 2024
Assets held for sale
Cash and cash equivalents	$—	$—
Accounts receivable, net	4,720	4,339
Non-trade receivable	13,410	7,119
Related party receivable	—	181
Inventory	6,911	10,621
Prepaid expenses and other current assets	1,889	4,562
Total current assets held for sale	26,930	26,822
Property and equipment, net	105	227
Contract fulfillment assets	11,605	6,399
Other assets	322	500
Total non-current assets held for sale	12,032	7,126
Total assets held for sale	$38,962	$33,948
Liabilities held for sale
Accounts payable	28,349	22,110
Accrued liabilities	9,708	20,642
Total liabilities held for sale	$38,057	$42,752

DISCONTINUED OPERTATIONS

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2025 and 2024

(IN THOUSANDS)

	2025	2024
Net revenues	$56,894	$50,919
Related party net revenues	—	7,379
Total net revenues	56,894	58,298
Cost of revenues	48,672	48,378
Gross profit	8,209	9,920
Operating expenses
Research and development	3,046	14,235
Sales and marketing	11,602	12,962
General and administrative	7,292	9,284
Impairment of contract fulfillment assets	103	3,464
Restructuring charges	—	514
Total operating expenses	22,043	40,459
Net income (loss) from operations	(13,834)	(30,539)
Other income (expense)	(14)	—
Loss before income Tax expense	(13,848)	(30,539)
Income tax benefit (expense)	1,146	(226)
Net loss from discontinued operations	$(12,702)	$(30,765)

DISCONTINUED OPERATIONS

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025 and 2024

(IN THOUSANDS)

	2025	2024
Cash flows from operating activities for discontinued operations:
Net loss	$(12,702)	$(30,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,300	3,557
Stock-based compensation	1,541	1,525
Release of customer allowance liability	(6,207)	—
Provision for credit losses	—	2,295
Inventory write-downs	—	887
Impairment of contract fulfillment assets	2,068	6,484
Other	358	110
Changes in operating assets and liabilities:
Accounts receivable	(1,111)	7,362
Non-trade receivable	(5,883)	(6,158)
Related party receivable	181	(181)
Inventory	3,849	(4,991)
Prepaid expenses and other current assets	2,114	(2,948)
Contract fulfillment assets	(11,314)	(7,137)
Other assets	178	1,990
Accounts payable	6,239	13,683
Accrued liabilities	(2,412)	8,001
Income tax payable	—	—
Net cash used in operating activities from discontinued operations	(18,801)	(5,774)
Cash flows from investing activities from discontinued operations:	—
Purchase of property and equipment	—	(214)
Net cash used in investing activities from discontinued operations	—	(214)
Supplemental disclosure of cash flow information from discontinued operations:
Non-cash activities from discontinued operations:
Accrued bonus settled in equity	$1,215	$—
Receivables transferred to satisfy payables	$—	$11,308

The Company ceased depreciation and amortization on the property, plant, and equipment and intangible assets included in the Disposal Group starting on December 31, 2025.

NOTE 5 — Promissory Notes

Convertible Promissory Note from DNA Holdings Venture Inc.

On December 15, 2025, the Company issued a note (the “DNA Note”) to DNA Holdings Ventures Inc. (“DNA Holdings”) in exchange for proceeds of $1,200 in cash. The DNA Note is an unsecured obligation of the Company and matures on December 15, 2026. The DNA Note bears interest at a rate of 10% per annum, payable in cash on the earlier of (i) the Maturity Date and (ii) the date of any mandatory redemption of the DNA Note as described below. Upon the occurrence and during the continuance of an event of default under the DNA Note, the interest rate increases to 20% per annum.

Conversion

Beginning on the six-month anniversary of the original issue date of the DNA Note, the outstanding principal amount of, and accrued but unpaid interest on, the DNA Note will be convertible, in whole or in part, at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $5.50 per share (the “Minimum Price” as defined in Nasdaq Listing Rule 5635(d)), subject to adjustment as described below.

The DNA Note provides for customary anti-dilution and other adjustments to the conversion price, including in connection with stock dividends, stock splits, reverse stock splits, reclassifications and similar transactions, as well as a “full ratchet” price-protection adjustment in the event that the Company issues or is deemed to issue common stock or common stock equivalents at an effective price per share lower than the then-current conversion price (subject to customary exceptions for “Exempt Issuances” such as equity incentive awards and the exercise or conversion of outstanding securities). In such a case, the conversion price will be reduced to the lower price. The DNA Note also entitles the holder to participate, on a pro rata “as converted” basis, in certain rights offerings and distributions to holders of common stock. However, the conversion price cannot be reduced below $1.10, and no adjustment to the conversion price may be made under the “full-ratchet” adjustment or the anti-dilution adjustment, unless and until the Company has received approval from the Company’s stockholders in accordance with the Nasdaq Listing Rules.

At any time after (i) the termination of the Asset Purchase Agreement or (ii) during the continuance of any event of default under the DNA Note, the conversion price will equal the “Alternate Conversion Price,” which is defined as 80% of the closing price of the Company’s common stock on the Company’s principal trading market on the date of conversion (subject to the same adjustment provisions described above). In addition, if at any time the Depository Trust Company imposes a “chill” on the Company’s shares, the holder may convert the DNA Note at the Alternate Conversion Price while such “chill” is in effect. Condition (i) above is not possible as the Asset Purchase Agreement closed on January 23, 2026.

Because the note has an alternate conversion price, the exercise price is not fixed, and we are required to separate the debt portion from the conversion feature portion. We calculated the present value of the debt using the effective interest rate of our most recent loan which was 28.4% per annum. The remaining value of $171 is recorded as a derivative liability that represents the value of the conversion feature. We will determine the fair value of the derivative liability at the end of each future period and will record a gain or loss on the derivative liability. A loan discount on the debt portion was recorded on the date of issuance and will be amortized to interest expense on a straight line basis over the life of the note.

Redemption

Upon the occurrence of a “Change of Control Transaction” (as defined in the DNA Note), the Company is required to redeem the outstanding principal amount of the DNA Note for cash at a price equal to 110% of the then outstanding principal amount, plus accrued but unpaid interest and any other amounts then due under the DNA Note (the “Redemption Amount”), at the closing of such transaction. Notwithstanding the foregoing, the transactions contemplated by the Asset Purchase Agreement do not constitute a Change of Control Transaction under the DNA Note. In lieu of receiving the Redemption Amount, and subject to any required stockholder approval under the rules of the Company’s principal trading market, the holder may elect to convert the DNA Note, in whole or in part, upon a Change of Control Transaction at a price per share equal to the lower of (i) the closing price of common stock on the original issue date of the DNA Note and (ii) the closing price of common stock on the date of consummation of such Change of Control Transaction.

Events of Default

The DNA Note contains customary events of default, including, among others: (i) failure to pay principal, interest or other amounts when due; (ii) breaches of covenants or other agreements in the DNA Note or other transaction documents; (iii) certain cross-defaults to other material indebtedness; (iv) certain bankruptcy or insolvency events; (v) certain judgments in excess of specified thresholds; and (vi) certain Change of Control Transactions or dispositions of substantially all of the Company’s assets (other than the transactions contemplated by the Asset Purchase Agreement). Upon an event of default, the holder may declare all outstanding obligations under the DNA Note immediately due and payable, in which case the Company is required to pay a “Mandatory Default Amount” equal to 100% of the then outstanding principal amount of the DNA Note plus accrued and unpaid interest and all other amounts due under the DNA Note, and interest accrues at the default rate described above.

Covenants

The DNA Note also includes negative covenants that, for so long as any portion of the DNA Note remains outstanding (unless waived by the holder), restrict the Company and its subsidiaries from, among other things: (i) incurring additional indebtedness, other than “Permitted Indebtedness” as defined in the DNA Note and the Purchase Agreement; (ii) granting liens, other than “Permitted Liens”; (iii) amending the Company’s organizational documents in a manner that adversely affects the rights of the holder; (iv) repaying, repurchasing or otherwise acquiring shares of its Common Stock or Common Stock equivalents (other than in limited circumstances); (v) repaying other indebtedness, subject to limited exceptions; and (vi) paying cash dividends or distributions on the Company’s equity securities.

This note was executed contemporaneously with the

The closing of the note transaction was done contemporaneously with the purchase of the DNA X, LLC business. See Note 6.

February Purchase Agreement

Both of the promissory notes with Streeterville Capital LLC (the “Lender”) described below were paid off on January 23, 2026 from proceeds of the Asset Purchase Agreement. See note 12.

On February 21, 2025, the Company entered into a note purchase agreement (the “February Purchase Agreement”) with Streeterville Capital, LLC (the “Lender”) pursuant to which the Company issued and sold to the Lender a promissory note in the original principal amount of $3,300 (the “February Note”).

The February Purchase Agreement

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

The following table presents the components of the net carrying amount of the Notes as of December 31, 2025:

Principal	$5,652
Less: unamortized debt discount and debt issuance costs	(587)
$5,065
Current portion	$5,065

The effective interest rate on the February Note, July Note, and DNA Note were approximately 28.4%, 23.0%, and 10.0% respectively, for the period from the date of issuance through December 31, 2025. The following table sets forth total interest expense recognized related to the Notes:

Year Ended December 31, 2025
Contractual interest expense	$417
Amortization of debt discount	277
Amortization of debt issuance costs	251
$945

NOTE 6—Stockholders’ Deficit

On October November 2, 2018, the Company amended and restated its previous certificate of incorporation and adjusted its authorized capital stock (par value of $0.001) to consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. On October 16, 2025, at a special meeting of stockholders, our stockholders approved an amendment to our amended and restated certificate of incorporation increasing the authorized shares of our common stock from 100,000,000 to 1,000,000,000. Each outstanding share of common stock entitles the holder to one vote on each matter properly submitted to the stockholders of the Company for vote. As of December 31, 2025, no shares of preferred stock have been issued.

The following table, as adjusted for the Reverse Stock Split, shows shares of common stock reserved as of:

	December 31,
	2025	2024
Shares subject to options to purchase common stock	—	41,971
Unvested restricted stock units	—	3,775
Shares subject to warrants to purchase common stock	62,979	19,444
	62,979	65,190

Purchase of DNA X, LLC Membership Units with Issuance of Redeemable Shares

On December 15, 2025, the Company entered into a membership interest purchase agreement with DNA Holdings Venture Inc. (“DNA Holdings” or “Seller”) pursuant to which the Company purchased 100% of the membership interests in DNA X, LLC, a Delaware limited liability company, for an aggregate purchase price of 223,201 redeemable shares of the Company’s common stock that had a value of $1,228 on the closing date, representing 19.99% of the outstanding shares of the Company’s common stock as of the date of issuance.

DNA X, LLC is engaged in the business of DNAX DeFi, an advanced on-chain trading protocol that lets users automate their decentralized exchange trading — things like limit orders, grid / range orders, and recurring trades. DNA X, LLC operates a crypto trading platform (www.dnax.us) that allows customers to buy and sell cryptocurrencies, and to implement strategies to buy and sell cryptocurrency pairs to take advantage of fluctuations of market prices between cryptocurrency pairs. The platform allows investors to efficiently implement trading strategies, to track historical results, and to monitor other traders’ strategies. The Company purchased this business because of the growth potential of commission revenue that will be generated as more customers join the platform and as trading volume increases as additional cryptocurrencies are added. The purchase allows the Company to diversify away from the capital intensive device hardware business that has little growth potential, into an industry with huge growth potential and requires lass ongoing capital investments.

The transaction closed contemporaneously with the sale of a note for $1,200 to DNA Holdings. See Note 5.

Under the Membership Interest Purchase Agreement, DNA Holdings also agreed to vote all shares of the Company’s common stock beneficially owned by DNA Holdings in favor of the asset purchase agreement, dated July 17, 2025, as subsequently amended and as amended from time to time, by and among the Company and Pace Car Acquisition LLC. This asset purchase agreement was approved by the Company’s stockholders on December 30, 2025.

Pursuant to the Membership Interest Purchase Agreement, so long as DNA Holdings, directly or indirectly, beneficially owns at least 5% of the Company’s outstanding common stock, DNA Holdings will have the right under the Membership Interest Purchase Agreement to designate one officer and one nominee for election to the Company’s board of directors, and the Company will be required to take reasonably necessary corporate action to appoint such designees, subject to the oversight of the Company’s nominating and governance committee. DNA Holdings designated Scott Walker for appointment to the Company’s Board of Directors and on January 30, 2026 the Board of Directors appointed Scott Walker to service on the Board as a director.

The Membership Interest Purchase Agreement also grants DNA Holdings a put option (the “Put Option”). If at any time prior to June 30, 2026 (the “Put Period”) DNA X does not realize either (i) aggregate trading volume of at least $600,000,000 or (ii) aggregate revenues of at least $1,000,000 per day, DNA Holdings will have the right, during the Put Period, to exchange the shares of common stock issued to DNA Holdings under the Membership Interest Purchase Agreement for the Purchased Interests then held by the Company. To the extent not exercised during the Put Period, the Put Option will terminate upon the expiration of the Put Period.

The Company evaluated its interests in DNA X LLC and concluded that they are not the primary beneficiary, as they do not have the power to direct the activities that most significantly impact DNA X LLC’s economic performance. The Company’s assessment considered DNA X LLC’s governance structure and contractual arrangements established in connection with the acquisition of its interest, including the Put Option held by the Seller. The Put Option provides the Seller with substantive kick-out rights, through the Put Period ending on June 30, 2026, including the ability to remove the Company from its decision-making role over DNA X LLC’s significant activities. As a result, the Company considered DNA X LLC as a variable interest entity (“VIE”), however, the Company is not the primary beneficiary and does not control DNA X LLC. Accordingly, the Company does not consolidate DNA X LLC in its financial statements.

The Company determined that it has significant influence over DNA X LLC because until the Put Option is exercised, it oversees the governance structure and directs the activities that most significantly impact DNA X LLC’s economic performance. This significant influence requires the Company to account for the investment in DNA X LLC under the equity method of accounting. The carrying amount of the Company’s investment in DNA X LLC was $1,242 as of December 31, 2025, and is included as an equity method investment in the consolidated balance sheets. The Company’s share of earnings from DNA X LLC is included in other income (expense) from continuing operations in the consolidated statements of operations.

The Company’s maximum exposure to loss as a result of its involvement with the DNA X LLC is $1,242 as of December 31, 2025, which represents the carrying value of its investment and any unfunded commitments. The Company has not provided, and is not contractually required to provide, additional financial support to DNA X LLC.

The Company reassesses whether it is the primary beneficiary of the VIE on an ongoing basis as facts and circumstances change.

Because the stock issued may be returned to the Company if the Seller exercises their Put Option, the Company classified the stock issued to the Seller as redeemable common stock on the consolidated balance sheets. The Company considers this to be temporary equity and is not included with over permanent equity on the consolidated balance sheets. When the Put Option expires, then the redeemable common stock will be reclassified as permanent equity. The redemption value at December 31, 2025 is calculated using the $5.50 stock price that was used to value the consideration on the December 15, 2025 transaction date for the purchase of DNA X LLC. The Company will reevaluate the redemption value at the end of future periods and record accretion for any change in value.

Securities Purchase Agreement

The Purchase Agreement contains customary representations and warranties of the Company and DNA Holdings. Additionally, pursuant to the Purchase Agreement, the Company made certain covenants including, but not limited to: (i) timely filing of its reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended, (ii) restrictions on the adoption of stockholder rights plans, poison pills, or similar anti-takeover measures, (iii) limitations on the use of proceeds from the Offering to the ordinary course of business of the Company, and (vi) for so long as the DNA Note remains outstanding, a covenant not to effect or enter into any variable rate transaction (as defined in the Purchase Agreement).

Additionally, under the Purchase Agreement, DNA Holdings has agreed to a Voting Arrangement that is substantially identical to the Voting Arrangement described above under “Membership Interest Purchase Agreement.”

Convertible Promissory Note

Repayment Date; Interest

The DNA Note is an unsecured obligation of the Company and matures on December 15, 2026 (the “Maturity Date”). The DNA Note bears interest at a rate of 10% per annum, payable in cash on the earlier of (i) the Maturity Date and (ii) the date of any mandatory redemption of the DNA Note as described below. Upon the occurrence and during the continuance of an event of default under the DNA Note, the interest rate increases to 20% per annum.

Conversion

Beginning on the six-month anniversary of the original issue date of the DNA Note, the outstanding principal amount of, and accrued but unpaid interest on, the DNA Note will be convertible, in whole or in part, at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $5.50 per share (the “Minimum Price” as defined in Nasdaq Listing Rule 5635(d)), subject to adjustment as described below.

The DNA Note provides for customary anti-dilution and other adjustments to the conversion price, including in connection with stock dividends, stock splits, reverse stock splits, reclassifications and similar transactions, as well as a “full ratchet” price-protection adjustment in the event that the Company issues or is deemed to issue common stock or common stock equivalents at an effective price per share lower than the then-current conversion price (subject to customary exceptions for “Exempt Issuances” such as equity incentive awards and the exercise or conversion of outstanding securities). In such a case, the conversion price will be reduced to the lower price. The DNA Note also entitles the holder to participate, on a pro rata “as converted” basis, in certain rights offerings and distributions to holders of common stock. However, the conversion price cannot be reduced below $1.10, and no adjustment to the conversion price may be made under the “full-ratchet” adjustment or the anti-dilution adjustment, unless and until the Company has received approval from the Company’s stockholders in accordance with the Nasdaq Listing Rules.

At any time after (i) the termination of the Asset Purchase Agreement or (ii) during the continuance of any event of default under the DNA Note, the conversion price will equal the “Alternate Conversion Price,” which is defined as 80% of the closing price of the Company’s common stock on the Company’s principal trading market on the date of conversion (subject to the same adjustment provisions described above). In addition, if at any time the Depository Trust Company imposes a “chill” on the Company’s shares, the holder may convert the DNA Note at the Alternate Conversion Price while such “chill” is in effect.

Redemption

Upon the occurrence of a “Change of Control Transaction” (as defined in the DNA Note), the Company is required to redeem the outstanding principal amount of the DNA Note for cash at a price equal to 110% of the then outstanding principal amount, plus accrued but unpaid interest and any other amounts then due under the DNA Note (the “Redemption Amount”), at the closing of such transaction. Notwithstanding the foregoing, the transactions contemplated by the Asset Purchase Agreement do not constitute a Change of Control Transaction under the DNA Note. In lieu of receiving the Redemption Amount, and subject to any required stockholder approval under the rules of the Company’s principal trading market, the holder may elect to convert the DNA Note, in whole or in part, upon a Change of Control Transaction at a price per share equal to the lower of (i) the closing price of common stock on the original issue date of the DNA Note and (ii) the closing price of common stock on the date of consummation of such Change of Control Transaction.

Events of Default

The DNA Note contains customary events of default, including, among others: (i) failure to pay principal, interest or other amounts when due; (ii) breaches of covenants or other agreements in the DNA Note or other transaction documents; (iii) certain cross-defaults to other material indebtedness; (iv) certain bankruptcy or insolvency events; (v) certain judgments in excess of specified thresholds; and (vi) certain Change of Control Transactions or dispositions of substantially all of the Company’s assets (other than the transactions contemplated by the Asset Purchase Agreement). Upon an event of default, the holder may declare all outstanding obligations under the DNA Note immediately due and payable, in which case the Company is required to pay a “Mandatory Default Amount” equal to 100% of the then outstanding principal amount of the DNA Note plus accrued and unpaid interest and all other amounts due under the DNA Note, and interest accrues at the default rate described above.

Covenants

The DNA Note also includes negative covenants that, for so long as any portion of the DNA Note remains outstanding (unless waived by the holder), restrict the Company and its subsidiaries from, among other things: (i) incurring additional indebtedness, other than “Permitted Indebtedness” as defined in the DNA Note and the Purchase Agreement; (ii) granting liens, other than “Permitted Liens”; (iii) amending the Company’s organizational documents in a manner that adversely affects the rights of the holder; (iv) repaying, repurchasing or otherwise acquiring shares of its Common Stock or Common Stock equivalents (other than in limited circumstances); (v) repaying other indebtedness, subject to limited exceptions; and (vi) paying cash dividends or distributions on the Company’s equity securities.

ChEF Purchase Agreement

On September 29, 2025, the Company entered into a ChEF purchase agreement (the “ChEF Agreement”) and registration rights agreement (the “Registration Rights Agreement”), each with Chardan Capital Markets LLC (“Chardan”) related to a “ChEF,” Chardan’s committed equity facility.

Pursuant to the ChEF Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $500 million in aggregate gross purchase price of newly issued shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) the Exchange Cap (as defined in the ChEF Agreement), subject to certain conditions and limitations set forth in the Purchase Agreement and applicable Nasdaq listing rules. The Company is under no obligation to sell any securities to Chardan under the ChEF Agreement.

While there are distinct differences, the facility pursuant to the ChEF Agreement is structured similarly to a traditional “at-the-market” equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis. The net proceeds from any sales under the ChEF Purchase Agreement will depend on the frequency of and the prices for which the shares of our common stock are sold to Chardan. The registration statement in connection with the facility became effective on October 29, 2025.

In November 2025, the Company sold 12,300 shares of stock through the ChEF and received $79 in net proceeds. The net proceeds were used for general corporate purposes.

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

Roth Capital Partners, LLC (“Roth”), (the “Placement Agent”) served as the exclusive placement agent in connection with the Offering. The Company paid the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds raised at the closing of the Offering, and reimbursement of certain expenses and legal fees in the amount of $100. The Company also issued to designees of the Placement Agent warrants to purchase up to an aggregate of 11,604 shares of Common Stock, as adjusted for the Reverse Stock Splits (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $13.50 per share, as adjusted for the Reverse Stock Splits, are not exercisable until January 2, 2026, and expire on July 2, 2030. The exercise prices of the Placement Agent Warrants are subject to appropriate adjustment in the event of stock dividends, stock splits, stock combinations, reorganizations or similar events affecting the Common Stock. Subject to limited exceptions, a holder of Placement Agent Warrants will not have the right to exercise any portion of its Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, upon election by a holder prior to the issuance of any Warrants, 9.99%) of the shares of common stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding. The Purchase Agreement contains customary representations, warranties, and covenants by the Company. It also provides for customary indemnification for losses or damages arising out of or in connection with the Offering, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

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

ATM Offering

On August 6, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with Roth. Pursuant to the Sales Agreement, the Company may sell, at its option, shares of common stock through Roth, as sales agent. Sales of shares of the Company’s common stock made pursuant to the Sales Agreement are being made under the Registration Statement on Form S-3 filed on April 9, 2024 (File No. 333-278577), which was declared effective by the SEC on May 3, 2024. Subject to the terms and conditions of the Sales Agreement, Roth may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act. Roth will be entitled to compensation at a commission rate of 3% of the gross sales price per share sold through it under the Sales Agreement. The Company agreed to provide Roth with customary indemnification and contribution rights, including for liabilities under the Securities Act. In addition, the Company is required to reimburse Roth for certain specified expenses in connection with entering into the Sales Agreement.

During the twelve months ended December 31, 2025, a total of 193,405 shares of common stock, as adjusted for the Reverse Stock Splits, were sold under the Sales Agreement for net proceeds of $8,229, after payment of commission fees and other related expenses of $258. In the second quarter of 2025, the Company completed its sales of shares of common stock under the Sales Agreement and the ATM program was terminated.

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

NOTE 7—Stock-based Compensation

As of December 31, 2025, the Company had the 2012 Equity Incentive Plan (the “2012 Option Plan”), 2019 Equity Incentive Plan (the “2019 Option Plan”) and the 2019 Employee Stock Purchase Plan (“ESPP”) in place.

The 2019 Option Plan provides for the grant of incentive and non-statutory stock options (“Options”), stock appreciation rights (“SAR”), restricted stock awards (“RSA”), and restricted stock units (“RSU”) to employees, nonemployee directors, and consultants of the Company. Option awards granted under the 2019 Option Plan generally become exercisable ratably over a two-year or four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Board of Directors, certain awards may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other awards are exercisable only to the extent vested. At December 31, 2025 and 2024, there were no shares that had been early exercised that were subject to the Company’s repurchase right at that date. The exercise price or strike price for Options and SARs granted under the 2019 Option Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive stock options granted under the 2019 Option Plan to ten percent or greater stockholders must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and are not exercisable after five years from the date of grant.

The Board of Directors adopted, and its stockholders approved, the ESPP and the 2019 Option Plan in March 2019 and April 2019, respectively, each of which became effective in connection with the IPO. As of December 31, 2025, there were 1,434 shares, as adjusted for the Reverse Stock Split, of common stock available to be issued under the ESPP. The number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 50,000 shares, unless the Board of Directors or the compensation committee of the Board of Directors determines prior to such date that there will be a lesser increase, or no increase. The increase under the ESPP for both 2025 and 2024 was 277 shares, as adjusted for the Reverse Stock Split. During 2025 and 2024, there were no purchases under the ESPP.

As of December 31, 2025, there were 4,035 shares of common stock available to be issued under the 2019 Option Plan, plus the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expired or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2019 Option Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, unless the Board of Directors or compensation committee determines prior to the date of increase that there will be a lesser increase, or no increase. The automatic increase under the 2019 Option Plan for the years ended December 31, 2025 and 2024 was 13,844 shares and 11,967 shares, as adjusted for the Reverse Stock Split, respectively. In June 2024, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under the 2019 Option Plan by 16,666 shares, as adjusted for the Reverse Stock Split, which was approved by the Company’s stockholders on June 20, 2024.

Stock-based compensation expense included in discontinued operations is as follows:

	For the Year Ended
	December 31,
	2025	2024
Cost of revenues	$40	$59
Research and development	21	51
Sales and marketing	474	372
General and administrative	1,006	1,043
	$1,541	$1,525

Stock Options:

Stock option activity for the years ended December 31, 2025 and 2024 is as follows, as adjusted for the Reverse Stock Split:

		Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic
	Options	per share	(in years)	Value*
Outstanding at January 1, 2024	28,593	$167.04
Granted	14,389	$103.68
Exercised	—	$—
Forfeited and expired	(1,108)	$1,358.46
Outstanding at December 31, 2024	41,874	$112.14
Granted	—	$—
Exercised	—	$—
Forfeited and expired	(6,991)	$119,47
Outstanding at December 31, 2025	34,883	$110.67	7.15	$—
Vested and expected to vest at December 31, 2025	34,883	$110.67	7.15	$—
Exercisable at December 31, 2025	26,758	$113.74	6.92	$—

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

The total intrinsic value of stock options exercised to purchase common stock during the year ended December 31, 2025 was zero.

As of December 31, 2025, there was approximately $499 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.25 years.

There were no stock options granted for 2025. The weighted average grant date fair value of options granted during the year ended December 31, 2024 was $103.68, as adjusted for the Reverse Stock Split.

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

The following table summarizes the RSU activity for the year ended December 31, 2025 and has been adjusted retrospectively for the Reverse Stock Split:

	RSUs	Weighted average grant date fair value per share
Outstanding at January 1, 2025	3,769		$109.02
Granted	39,187		46.77
Released	(42,956)		52.23
Forfeited	—
Outstanding at December 31, 2025	—	$

As of December 31, 2025, there was approximately no unamortized stock-based compensation cost related to unvested RSUs.

NOTE 8—Income Taxes

The following table presents the income (loss) before income taxes for domestic and foreign operations (in thousands):

	2025	2024

Domestic loss	$(7,955)	$(2,883)
Foreign subsidiaries income	—	—
Income (loss) before income taxes from continuing operations	$(7,955)	$(2,883)

Continuing operations	2025
Loss from continuing operations before income taxes	$(7,955)
Income taxes	—
Loss from continuing operations	$(7,955)

Discontinued operations
Loss from discontinued operations before income taxes	$(13,848)
Income taxes	1,146
Loss from discontinued operations	$(12,702)
Net loss	$(20,657)

	2025	2024	Continuing Operations 2025	Discontinued Operations 2025
Current income tax expense:
Federal	$—	$1	$—	$—
State	(13)	12	—	(13)
Foreign	296	222	—	296
Total Current	283	236	—	283

Deferred income tax expense (benefit):
Federal	(1,970)		—	(1,970)
State	(48)		—	(48)
Foreign	589	(10)	—	589
Total Deferred	(1,429)	(10)	—	(1,429)
Total provision for income taxes	$(1,146)	$226	$—	$(1,146)

The Company’s effective tax rate differs from the federal statutory rate due to the following (in thousands):

		Continuing Operations
	2024	2024
Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal tax benefits	0.41%	—%
Stock compensation	-0.66%	—%
Change in assertion – permanent reinvestment	0.00%	—%
Foreign rate differential	-0.24%	—%
Tax Credits	0.00%	—%
GILTI Inclusion	-0.37%	—%
Adjustment to Section 382 Limit Tax Carryovers	0.00%	—%
Non-deductible expenses	-0.06%	—%
Valuation allowance	-20.73%	-21.00%
Other	0.00%	—%
Effective tax rate	0.68%	—%

2025 Continuing Operations
	In thousands		Percent
Tax at federal statutory rate	$	(1,670)	21.00%
State income taxes, net of federal tax benefit		—	—%
Foreign tax effects		—	—
India		—	—
Change in assertion – permanent reinvestment		—	—%
Other		—	—%
Other foreign jurisdictions		—	—%
Effect of change in tax laws or rates in current year		—	—%
Effect of cross-border tax laws - GILTI		—	—%
Tax credits		—	—%
Change in valuation allowance		1,670	-21.00%
Nontaxable or nondeductible items
Section 382 change in control limits		—	—%
Other		—	—%
Changes in unrecognized tax benefits		—	—%
Provision (benefit) for income taxes		$—	—%

Net cash paid (refunds received) for income taxes consisted of the following:

2025
Federal	$—
State and local jurisdictions
CA	1
NJ	1
TX	22
Foreign
China	89
India	35
$148

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities at December 31 (in thousands):

	2025	2024
Gross deferred tax assets:
Net operating loss carryforward	$2,693	$25,379
Section 174 capitalized costs	3,747	3,443
R&D tax credits	—	102
Accruals and reserves	2,102	2,519
Capitalized transaction costs	53	—
Section 163(j) interest expense carryover	156	284
Stock compensation	110	125
Alternative minimum tax credits	—	21
Total gross deferred tax assets	8,861	31,873
Less: valuation allowance	(4,270)	(30,271)
Total deferred tax assets net of valuation allowance	4,591	1,602
Deferred tax liabilities:
Deferred commissions	(2,495)	(1,440)
Property and equipment	(55)	(97)
Future repatriation of foreign earnings	(600)	—
Net deferred tax assets	$1,441	$65

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. The Company entered into an asset purchase agreement in January 2026, generating both a book and a tax gain on the sale of assets. The Company has scheduled out the potential utilization of deferred tax assets in the 2026 year resulting from the gain on the asset sale and expected loss from operation in 2026. Based on this scheduling, the Company is recognizing approximately $2 million of U.S. federal and state deferred tax assets at December 31, 2025. The tax benefit from recognizing the deferred tax assets is netted with the loss from discontinued operations in 2025.

At December 31, 2025, the Company had net deferred income tax assets related primarily to capitalized R&D costs, net operating loss carryforwards and accruals and reserves of $5.5 million of which $4.1 million have been offset by a valuation allowance.

We have not provided U.S. Federal and State income taxes, nor foreign withholding taxes on approximately $7.0 million of undistributed earnings for certain non-US subsidiaries in China, because such earnings are intended to be indefinitely reinvested. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would not be subject to U.S. income tax due to the transition tax of IRC Section 965 or via the newly enacted Global Intangible Low-Taxed Income (“GILTI”) provision, enacted as part of the 2017 U.S. Tax Act. The Company would be subject to U.S. state tax and potential foreign withholding taxes on a repatriation of the foreign earnings. As of December 31, 2025, the Company does not assert permanent reinvestment of its earnings in India. The Company recognized $600 of tax expense in 2025 related to this change in assertion of the India cumulative earnings.

Estimate of cumulative foreign earnings is as follows as of December 31, 2025:

	2025	2024
China	$6,966	$6,694
India	—	5,309
Total	$6,966	$12,003

The Company had net operating loss carryovers as follows as of December 31 (in thousands):

	2025	California	Other
Federal NOL	$12,697
State NOL	$751	$771	$29

Net operating loss carryforwards are available to offset future federal and state taxable income. Federal and state net operating loss carryforwards begin to expire in 2037 and 2035, respectively. The net operating losses have annual Section 382 limitations.

The Company had research and development (“R&D”) credit carryforwards as follows as of December 31:

	2025	Tax Return	FIN 48
Federal R&D credits	$—	$—	$—
California R&D credits	$—	$—	$—

Federal and state laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an ‘ownership change’ as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in July 2025 that materially impacts the availability of its net operating losses and tax credits. The amounts indicated in the above tables reflect the reduction of net operating losses and credit carryforwards as a result of previous ownership changes that the Company experienced. Should there be additional ownership changes in the future, the Company’s ability to utilize existing carryforwards could be substantially restricted.

The Company had excess interest expense carryforwards of $743 as of December 31, 2025. Federal laws impose restrictions on the utilization of Section 163(j) excess interest expense carryforwards in the event of a change in ownership of the Company, which constitutes an ‘ownership change’ as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in July 2022 that materially impacts the availability of its excess interest expense. However, since the Section 163(j) excess interest expense carryover does not expire, there will be no limitation under Section 382 against the excess interest expense carryover in 2025. Should the Company utilize the excess interest expense in the future, the availability of its carryforwards would be substantially restricted.

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

The following table summarizes the activity related to unrecognized tax benefits as follows as of December 31:

	2025	2024
Unrecognized benefit-beginning of period	$1,473	$1,274
Gross increases-prior period tax positions	—	153
Gross (decreases)-prior period tax positions	(34)	—
Gross (decreases)-current period tax positions	68	46
Unrecognized benefit-end of period	$1,507	$1,473

All $1,507 of the unrecognized tax benefits would affect the Company’s effective tax rate, if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company reported a tax expense of $46 of interest and penalties in 2024 and the Company has accrued a liability of $306 for accrued interest and penalties related to unrecognized tax benefit as of December 31, 2025.

The Company’s material income tax jurisdictions are the United States (federal and California), China and India. As a result of net operating loss and credit carryforwards, the Company is subject to audit for tax years 2014 and forward for California purposes and for 2020 and forward for federal tax purposes. The China and India tax years are open under the statute of limitations from 2020 and forward.

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

NOTE 9 —Commitments and Contingencies

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate DNA X under certain circumstances to indemnify its current and former directors, officers or employees, and underwriters, with respect to certain of the matters described below.

Purchase Commitments—There are no noncancelable purchase orders as of December 31, 2025 for continuing operations. The company stopped issuing purchase commitments in 2025 in anticipation of the closing of the asset sale.

Royalty payments—For its discontinue operations, the Company is required to pay per unit royalties to wireless essential patent holders. The Company pays licensing fees for the use of software for its crypto trading platform.

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

Indemnification—For discontinued operations, under the terms of its agreements with wireless carriers and other partners, the Company has agreed to provide indemnification for intellectual property infringement claims related to the Company’s product sold by them to their end customers. From time to time, the Company receives notices from these wireless carriers and other partners of a claim for infringement of intellectual property rights potentially related to their products. These infringement claims have been settled, dismissed, or have not been further pursued by the customers.

NOTE 10 —Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share and has been adjusted retrospectively for the Reverse Stock Split:

	For the Years Ended
	December 31,
	2025	2024
Numerator:
Loss from continuing operations	$(7,955)	$(2,883)
Loss from discontinued operations	(12,702)	(30,765)
Net loss	$(20,657)	$(33,648)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	722,689	262,118
Earnings per share – basic and diluted
Continuing operations	$(11.00)	$(11.00)
Discontinued operations	(17.58)	(117.37)
Net loss per share, basic and diluted	$(28.58)	$(128.37)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows and have been adjusted retrospectively for the Reverse Stock Split:

	For the Years Ended
	December 31,
	2025	2024
Shares subject to options to purchase common stock	—	41,971
Unvested restricted stock units	—	3,775
Shares subject to warrants to purchase common stock	62,979	19,444
Shares subject to conversion from convertible debt	218,181	—
Total	281,160	65,190

NOTE 11 —Entity Level Information

Segment Information—The Company operated in one reporting segment which was the cryptocurrency trading business in 2025. Discontinued operations include the Company’s remaining operations and is not included in this footnote. The cryptocurrency trading business segment had insignificant revenue in 2025. General and administrative expenses and interest expense from continuing operations did not relate directly to a reporting segment.

The Company’s chief operating decision maker (“CODM”) did not use segment information to allocate resources and to assess Company performance in 2025 because of the insignificance of the segment activity.

Inventory and long-lived assets were included in assets held for sale and were located in the United States and in Asia Pacific.

The following table summarizes the composition of total net revenues:

	For the Years Ended
	December 31,
	2025	2024
Revenue from discontinued operations	$56,867	$58,298
Revenue from continuing operations	—	—
	$56,867	$58,298

NOTE 12—Subsequent Events

Closing of the Asset Purchase Agreement

On January 23, 2026 (the “Closing Date”) of the previously announced sale (the “Asset Sale”) of substantially all of its assets related to the enterprise 5G solutions business, including rugged handsets, smartphones, wireless internet device, software, services, and accessories was completed by the Company to Pace Car Acquisition LLC, (the “Buyer”). The Buyer assumed the liability of most accounts payable and accrued customer promotion liabilities, Most of the Company’s employees that supported these assets transferred to the Buyer. The purchase price was $15 million adjusted for customary working capital adjustments. The purchase price was paid in cash except for $1.5 million that was held back and is payable to the Company on October 23, 2026.

On the Closing Date, the Company prepaid two notes issued by the Company to Streeterville Capital, LLC dated July 11, 2025, and dated February 21, 2025. The notes plus interest and fees were paid in full for approximately $5.4 million.

The Company changed its name to DNA X, Inc. in connection with the Asset Sale. Following the closing, the Company has focused on its DNA X crypto trading platform and the development and commercialization of its on-chain trading protocol designed to enable users to automate certain decentralized exchange trading strategies.

Nasdaq Listing Rule

On August 22, 2025, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that it did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b) (the “Equity Rule”). Subsequently, Nasdaq provided the Company extensions until January 31, 2026, to regain compliance with the Equity Rule.

As a result of the consummation of the Asset Sale, as described in the Introduction above, as of the date of this Current Report on Form 8-K, the Company believes it has regained compliance with the Equity Rule. The Company can provide no assurance that Nasdaq will concur with the Company’s conclusion regarding compliance.

Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, it may be subject to delisting.

