Form 10-K/A
period 2025-12-31
DNA X, Inc.
filed 2026-04-30
CIK 1178697

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

On April 21, 2026, there were 1,488,268 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends DNA X, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2026 (the “Original Form 10-K”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K, as we currently expect that our definitive proxy statement for the 2025 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment is being filed solely to:

●	amend Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by and not included in such Items;

●	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of certain information from our proxy statement into Part III of the Original Form 10-K;

●	Amend Part IV, Item 15 of Part IV of the Original Form 10-K to include in the Exhibits Index certain exhibits required to be listed in, but inadvertently excluded from, such Item; and
●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K.

References to the “Company,” “DNA X,” “we,” or “our” in this Amendment refer to DNA X, Inc. and, as applicable, its wholly owned and consolidated subsidiaries.

DNA X, Inc.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information concerning our directors, including their ages as of April 26, 2026.

Name and Position	Year First Became Director	Age	Independent	Audit Committee	Compensation Committee	Nominating and Governance Committee
James Cassano, Director	2022	79	Yes	Chairman, *	✔
Mike Mulica, Director, Chairman of the Board	2021	62	No
Jack Steenstra, Director	2022	64	Yes	✔	✔	Chairman
George Thangadurai, Director	2025	63	Yes	✔	Chairman	✔
Scott Walker, Director	2026	64	Yes

* Audit Committee Financial Expert

Executive Officers

The following table sets forth information concerning our executive officers, including their ages as of April 26, 2026.

Name	Year First Became Officer	Age	Position
Mike Mulica	2026	62	Acting Chief Executive Officer
Clay Crolius	2022	64	Chief Financial Officer

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

Mike Mulica has served as the Chairman of the Board since November 2023, having previously served as a Board member since April 2021. Mr. Mulica has served as our Acting Chief Executive Officer since January 2026. Mr. Mulica has served as Chairman at AlefEdge, a global edge API platform company that empowers enterprises to create, customize, and control their own private mobile network, since March 2018 and as its Chief Executive Officer since August 2021. From May 2018 to present, Mr. Mulica has served as the Global Management Advisor at Mulica Consulting, advising public and private companies on global mobile Internet and application platforms. From May 2016 to August 2018, Mr. Mulica served as Chief Executive Officer and President of Actility Technologies, Inc., an IoT communications and software company. From June 2014 to May 2016, Mr. Mulica served as the President, Worldwide Sales and Business Development at Real Networks, Inc., a content and Internet software company. From October 2011 to July 2014, Mr. Mulica served as the Chief Executive Officer and President of Openwave Systems, Inc., a mobile Internet software company. Prior to his service at Openwave Systems, he held various leadership positions at Motorola, Inc., a communications systems company, Synchronoss Technologies, an Internet software and services company, FusionOne, Inc., a mobile Internet software company, BridgePort Technologies, Inc., a mobile Internet software company, Phone.com, Inc., inventor of the mobile Internet, California Microwave, Inc., a microwave and satellite systems company, and Tandem Computers, a fault tolerant computer manufacturer. Mr. Mulica holds a BS in Finance from Marquette University and an MBA from the Kellogg School of Management at Northwestern University. The Board believes that Mr. Mulica’s extensive operational, executive and board experience with numerous private and public companies at various Internet, mobile and software companies qualifies him to serve on our Board.

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

George Thangadurai has served as a member of our Board since July 2025. Since 2019, Mr. Thangadurai has served as a founding partner at Avataar Venture Partners, a growth-stage venture capital firm with over $800 million under management. Mr. Thangadurai also currently serves on the boards of Chef Robotics, Inc., an AI-powered robotics company, Chalo Mobility Ltd., an international transportation technology company, and Capillary Technologies Ltd., an international SaaS technology company. From September 2020 to October 2023, Mr. Thangadurai served as Chief Executive Officer and a director of Heal Software, Inc., an AIOps company. From November 2014 to December 2020, Mr. Thangadurai was Executive Vice President and Head of Global Business at Borqs Technologies, Inc., an E2E IoT solutions company, where he played a key role in Borq’s initial public offering and listing on Nasdaq. Earlier in his career, Mr. Thangadurai held various executive and board advisory roles, including roles at Mobiliya Technologies which was acquired by Quest Global, BR.Droid (Brazil), VitalTech, and spent over two decades at Intel Corporation in multiple senior leadership positions, including General Manager of PC Client Services and Strategy & Product Management for the Mobile PC Group. During his tenure, Mr. Thangadurai helped grow Intel’s Mobile PC business from approximately $7 billion to over $20 billion and received the Intel Achievement Award for his leadership on graphics strategy. Mr. Thangadurai holds a Master of Science in Electrical Engineering from the University of Rhode Island. The Board believes that Mr. Thangadurai’s extensive executive and board experience in enterprise technology, semiconductors, and venture capital, as well as his leadership in both public and private technology companies, qualifies him to serve on our Board.

Scott Walker has served as a member of our Board since January 2026. Mr. Walker is an investor and entrepreneur that has invested in or started over a dozen companies. Mr. Walker is co-founder of DNA Holdings, a digital asset investment and advisory firm. Since April 2024, Mr. Walker has served as the executive chairman of the board and chief executive officer of DNA Holdings. From 2004 to 2009, Mr. Walker served as chief executive officer of Extrinsic, Inc., a digital content and online marketing service. Mr. Walker has invested in several cryptocurrency-related projects, including the first-ever initial coin offering and later investing in Ethereum, Hedera, Casper, and dozens of other cryptocurrencies. Mr. Walker is currently a general partner at Coral Capital Holdings LLC, A195 Capital, Blockchain.Capital and a limited partner in other funds that have investments in Coinbase, Kraken, and Gemini. Mr. Walker was appointed to the Board based on his significant leadership experience and his extensive technical expertise in blockchain technology and cryptocurrencies.

Executive Officers

Clay Crolius has served as our Chief Financial Officer since July 2022. From September 2021 to July 2022, he served as our Chief Accounting Officer. From December 2016 to August 2021, Mr. Crolius served as Principal Accounting Officer and Controller for 4Front Ventures Corp., a national manufacturer and retailer. From 2015 to 2016, Mr. Crolius was the Controller at Ethology Corporation, a digital advertising agency startup. From 2005 to 2014, Mr. Crolius was a Senior Management Consultant with the David Lewis Company, a professional services consulting company. He also served as Vice President of Financial Operations for Warner Bros. Studios, a division of Time Warner from 2000 to 2005. Mr. Crolius holds a BA in Economics and Business from the University of California, Los Angeles, and is a certified public accountant in the state of California.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Selection of Directors and Officers

Our selection of directors and officers is conducted on the basis of outstanding achievement in their professional careers, broad experience, personal and professional integrity, ability to make independent and analytical inquiries, financial literacy, mature judgment, high performance standards, familiarity with our business and industry, and ability to work collegially.

Delinquent Section 16 Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and persons holding more than 10% of our common stock to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5 within time periods specified by the SEC. Based solely on a review of reports filed with the SEC and on written representations from reporting individuals, we believe that each person who was a director or an officer or who held more than 10% of our common stock filed the required reports on a timely basis under Section 16(a) for the fiscal year 2025, except for the following: George Thangadurai filed a late Form 3 on October 15, 2025 that was required to be filed by July 28, 2025; and DNA Holdings Venture Inc. filed a late Form 3 on February 20, 2026 that was required to be filed by December 27, 2025.

Audit Committee and Audit Committee Financial Expert

We have a standing Audit Committee of the board of directors. Mr. Cassano, Mr. Steenstra, and Mr. Thangadurai currently serve as members of the Audit Committee, with Mr. Cassano serving as the chairperson of the Audit Committee. Our board of directors has determined that Mr. Cassano is an audit   committee financial expert, as defined by SEC rules and regulations.

Our board of directors has determined that each of Mr. Cassano, Mr. Steenstra, and Mr. Thangadurai is an independent director in accordance with the Nasdaq listing rules and the applicable requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Our board of directors has further determined that each of the members of the Audit Committee satisfies the financial literacy and sophistication requirements of the Nasdaq listing rules.

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

Availability of Governance Documents

The Corporate Governance Guidelines, the Code of Conduct, and each of the Audit, Compensation, and Nominating and Corporate Governance Committee charters are available on the Company’s investor relations website, https://ir.dna-x.global. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website to the extent required by the applicable rules of the SEC and The Nasdaq Stock Market LLC. A copy of our insider trading policy was filed as Exhibit 19.1 to our Original Form 10-K.

Item 11. Executive Compensation.

Our named executive officers (or “NEOs”) for the year ended December 31, 2025, consisted of three individuals:

(i)	Peter Liu, our former Chief Executive Officer, who served as our principal executive officer during the year ended December 31, 2025;

(ii)	Clay Crolius, our current Chief Financial Officer, who was serving as our executive officer at the end of the fiscal year ended December 31, 2025; and

(iii)	Charles Becher, our former Chief Commercial Officer, who was serving as our executive officer at the end of the fiscal year ended December 31, 2025.

Summary Compensation Table

The following table sets forth information regarding compensation earned during the years ended December 31, 2025 and December 31, 2024 by our NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)		Total ($)
Peter Hao Liu	2025	$450,000	$—	$—	$47,288	(2)	$497,288
Former Chief Executive Officer(3)	2024	$450,000	$175,630	$—	$47,288	(2)	$672,918
Clay Crolius	2025	$320,000	$—	$—	$—		$320,000
Chief Financial Officer	2024	$323,750	$93,669	$89,352	$—		$503,021
Charles Becher	2025	$400,000	$405,000	$—	$—		$805,000
Former Chief Commercial Officer and General Manager of North America(4)	2024	$400,000	$345,144	$—	$—		$745,144

(1)	This column reflects the full grant date fair value for stock awards or options, respectively, granted during the fiscal year as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The grant date fair value of stock awards was based on the closing price per share of our common stock on the applicable grant date. These amounts do not necessarily correspond to the actual value that may be recognized from the stock options and stock awards by the NEOs.

(2)	Amount reported primarily consists of a housing and car allowance for Mr. Liu.

(3)	Mr. Liu resigned as our chief executive officer effective as of January 30, 2026.

(4)	Mr. Becher resigned as our chief commercial officer and general manager of North America effective as of January 29, 2026.

Outstanding Equity Awards as of December 31, 2025

The following tables provide information about outstanding equity awards held by each of our named executive officers as of December 31, 2025. Awards for the named executive officers were granted under our 2019 Equity Incentive Plan.

		Option Awards(1)						Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Peter Hao Liu	11/18/2022	15,074	6		75.38	10/26/2032	(3)	—	—
Clay Crolius	1/27/2023	555	—		88.90	1/27/2033		—	—
	11/24/2023	1,111	—		126.00	11/24/2033		—	—
	4/8/2024	314	629	(2)	110.77	4/8/2034		—	—
Charles Becher	11/18/2022	1,111	416	(5)	75.38	10/26/2032	(4)	—	—

(1)	All vesting is subject to the recipient’s continued service through the applicable vesting date and is subject to accelerated vesting in certain circumstances. For additional discussion, please see “Agreements with Our Named Executive Officers” and “Potential Payments upon Termination or Change in Control.”

(2)	The stock options vest in three (3) equal yearly installments beginning April 8, 2025.

(3)	As a result of Mr. Liu’s resignation effective January 30, 2026, the options will expire on April 30, 2026.
(4)	As a result of Mr. Becher’s resignation effective January 29, 2026, the options expired on April 29, 2026.

(5)	The stock options vest in 11 equal quarterly installments commencing on February 29, 2024, and ending on August 29, 2026.

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

Mr. Liu

On December 8, 2023, the Company entered an amended and restated employment agreement with Mr. Liu (as amended, the “Liu Employment Agreement”), which superseded his previous employment arrangements. Under the Liu Employment Agreement, Mr. Liu received an annual base salary of $450,000. Additionally, Mr. Liu was eligible to participate in our 2019 Equity Incentive Plan (the “EIP”) in connection with Mr. Liu’s equity awards. Mr. Liu received stock option grants (subject to applicable vesting periods), to purchase in the aggregate a total of 401,443 shares of the Company’s common stock (the “Options”) granted pursuant to the EIP. Each Option vested over four (4) years, with one-fourth (1/4th) of the shares underlying such Option vesting on the one-year anniversary of the date of Mr. Liu’s appointment as CEO, and one-twelfth (1/12th) of the shares underlying such Option vesting in quarterly installments thereafter. The Options will expire on April 30, 2026 as a result of the termination of Mr. Liu’s employment in January 2026. The Liu Employment Agreement provided for employment of no specified term, on an at-will basis, and contains, inter alia, customary confidentiality, non-disparagement, and cooperation provisions. On April 2, 2025, the Company and Mr. Liu amended the Liu Employment Agreement, changing the terms of Mr. Liu’s severance in the event of a change in control.

On January 30, 2026, the Company entered into a separation and release agreement with Mr. Liu (the “Liu Separation Agreement”) in connection with his resignation from his position as chief executive officer and as a director, effective as of the same date. Under the terms of the Liu Separation Agreement, the Company agreed to pay to Mr. Liu a total cash severance payment of $855,000, 50% of which was payable within three days of Mr. Liu’s execution of the Liu Separation Agreement and 50% of which was due and payable on March 15, 2026, in exchange for a release of claims. The Liu Employment Agreement previously provided that the cash severance payment would be paid in one lump sum payment not more than thirty days following separation. The Company also agreed to reimburse Mr. Liu for the cost of COBRA premiums for a period of up to 6 months following, and to accelerate the vesting of all outstanding and unvested stock options held by Mr. Liu as of, the date of Mr. Liu’s resignation.

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

Mr. Becher

On August 23, 2022, the Company and Mr. Becher entered into a letter agreement (the “Becher Letter Agreement”), delineating the terms of Mr. Becher’s employment. Under the Becher Letter Agreement, during the term of his employment, Mr. Becher was entitled to a guaranteed cash compensation of $400,000 per year consisting of a base salary and a guaranteed minimum cash incentive compensation program, a discretionary bonus, and to other benefits generally applicable to all employees of the Company. The Becher Letter Agreement also provides for variable compensation and a cash bonus plan and also entitles Mr. Becher to receive options to purchase shares of our common stock (the “Becher Options”), in each case during the term of his employment, as follows:

(i)

2,222 options to purchase shares of our common stock vesting with respect to 25% of such options on the one-year anniversary of August 29, 2022, and the remainder vesting in equal quarterly installments thereafter, each installment equal to 1/16 of the 40,000 options; and

(ii)	555 options to purchase shares of our common stock per year over a four-year period, in the event that revenue targets are achieved, as determined by the board of directors.

The Becher Options are subject to the terms and conditions of the EIP and expired on April 29, 2026 as a result of the termination of Mr. Becher’s employment in January 2026.

On February 3, 2026, the Company entered into a separation and release agreement with Mr. Becher (the “Becher Separation Agreement”) in connection with his resignation from all positions he held with the Company. Under the terms of the Becher Separation Agreement, the Company agreed to pay to Mr. Becher a total cash severance payment of $250,000, which amount was payable within 30 days of the date of Mr. Becher’s resignation, in exchange for a release of claims. The Becher Letter Agreement previously provided that the cash severance payment would be paid in equal monthly installments for a period of twelve months following separation. The Company also agreed to reimburse Mr. Becher for the cost of COBRA premiums for a period of up to 6 months following, and to accelerate the vesting of all outstanding and unvested stock options held by Mr. Becher as of, the date of Mr. Becher’s resignation.

Potential Payments upon Termination or Change in Control

Each of our NEOs is covered by arrangements that specify certain payments to be made in the event that the executive’s employment is terminated in certain circumstances. These severance benefits are intended to reflect market practices and are designed to attract, retain, and appropriately incentivize and further motivate them to contribute to our short- and long-term success for the benefit of our stockholders, particularly during uncertain times. The severance benefits of all NEOs are subject to customary conditions and applicable tax and other deductions and withholdings.

Crolius Letter Agreement

If we terminate Mr. Crolius’ employment without cause or if he resigns for “good reason” (as defined in the Crolius Letter Agreement) at any time up to the twelve-month anniversary of the closing of a change in control, we must pay Mr. Crolius a lump-sum cash severance payable within 30 days of his termination. Such severance will consist of:

(i)	a sum equivalent to six (6) months of his base salary in effect as of his termination date; and

(ii)	a guaranteed pro-rated bonus.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2025.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during 2025.

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

Each of our named executive officers currently employed by us holds equity awards under our 2019 Equity Incentive Plan that were granted subject to the general terms thereof and the applicable forms of award agreement thereunder. The specific vesting terms of each named executive officer’s equity awards are described under “Outstanding Equity Awards as of December 31, 2025.”

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

Director Compensation

The following table sets forth information regarding compensation earned during the year ended December 31, 2025, by our non-employee directors who served as directors during such year. Mr. Liu, our former Chief Executive Officer and former director, served on our board of directors but did not receive compensation for his service as a director. The compensation paid to Mr. Liu for his service as an employee during the year ended December 31, 2025 is set forth in the “Summary Compensation Table” above.

Name	Fees earned or Paid in Cash ($)		Stock awards(1) ($)		Total ($)
Directors
Michael Mulica	196,250	(5)	210,000	(2)(3)(4)	406,250
James Cassano	110,000		160,000	(2)(3)	270,000
Jack Steenstra	96,250		160,000	(2)(3)	256,250
George Thangadurai	—		60,000	(2)	60,000
Jeffrey Wang	26,250		—		26,250

(1)	This column reflects the full grant date fair value for stock awards granted during the year ended December 31, 2025 as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. The grant date fair value of stock awards was based on the closing price per share of our common stock on the applicable grant date. These amounts do not necessarily correspond to the actual value that may be recognized from the stock awards by the non-employee directors.

(2)	Following the 2025 annual meeting of the Company’s stockholders, each non-employee director was awarded phantom RSUs that represent the cash equivalent of an RSU on August 11, 2025 having a grant date fair value of $60,000, vesting upon the earlier of (x) immediately prior to the next annual meeting of the Company’s stockholders or (y) a change of control of the Company. The completion of the Asset Sale on January 23, 2026 was determined to be a change of control and all of these phantom RSUs vested and were paid in cash.

(3)	On March 31, 2025 the Special Committee of the Board of Directors was awarded RSUs having a grant date fair value of $100,000. These RSUs vested in one installment in 45 days after the grant date.
(4)

On December 1, 2025, Mr. Mulica was awarded phantom RSUs that represent the cash equivalent of an RSU on December 1, 2025 having a grant date fair value of $50,000, vesting upon the earlier of (x) the one-year anniversary of the grant date or (y) a change in control. The completion of the Asset Sale on January 23, 2026 was determined to be a change of control and all of these phantom RSUs vested and were paid in cash.

(5)	Excludes cash compensation that Mr. Mulica earned or was paid during the year ended December 31, 2025 relating to his employment as our Executive Chairman.

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

Equity Compensation

Each new non-employee director who joins our Board of Directors is granted an initial award of RSUs under the EIP having a grant date fair market value of $60,000. If a non-employee director is appointed or elected to our board of directors other than in connection with an annual meeting of stockholders, then such non-employee director shall be awarded the full initial grant upon such non-employee director’s appointment or election, and the annual grant to be awarded to such non-employee director at the first annual meeting of stockholders following such appointment or election shall be pro-rated for the number of months served prior to such annual meeting of stockholders.

Each of our non-employee directors continuing to serve on the board of directors also receives an annual equity award of RSUs under the EIP. On July 18, 2025, Messrs. Mulica, Cassano, Steenstra, and Thangadurai each received a phantom RSU grant having a grant date fair value of $60,000. The cash value of these phantom RSUs was paid upon the completion of the Asset Sale.

The chairperson of our board of directors receives an additional annual equity award of RSUs under the EIP having a grant date fair market value of $50,000. On November 12, 2025, Mr. Mulica received a phantom RSUs grant that represents the cash equivalent an RSU having a grant date fair value of $50,000 and vesting in one installment on the first anniversary of the grant date.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of April 21, 2026 for:

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

We have based our calculation of the percentage of beneficial ownership on 1,488,268   shares of our common stock outstanding as of April 21, 2026. In accordance with SEC rules, we have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within sixty (60) days of April 21, 2026 and shares of our common stock underlying RSUs that are currently releasable or releasable within sixty (60) days of April 21, 2026 to be outstanding and to be beneficially owned by the person holding the common stock options or RSUs for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o DNA X, Inc., 4445 Eastgate Mall, Suite 200, San Diego, CA 92121. The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
Beneficial Owner Name	Number	Percentage
Directors and Named Executive Officers
James Cassano	2,729	*
Mike Mulica(1)	20,737	1.38%
Jack Steenstra	2,729	*
Scott Walker(2)	223,201	15.00%
George Thangadurai	40	*
Clay Crolius(3)	13,385	*
All current executive officers and directors as a group (6 persons)(4)	262,821	17.33%
Five Percent Holders
DNA Holdings Venture Inc.(2)	223,201	15.00%
Brock Pierce(2)	223,201	15.00%
AJP Holding Company, LLC(5)	108,130	7.27%
Orbic North America, LLC(5)	108,130	7.27%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)	Includes 16,666 shares of common stock underlying RSUs that will vest within 60 days of April 21, 2026.

(2)	Based on a Schedule 13D filed with the SEC on April 20, 2026 filed by DNA Holdings Venture Inc. (“DNA Holdings”), Scott Walker and Brock Pierce, each of the reporting persons reported shared voting and dispositive power over the 223,201 shares of common stock held by DNA Holdings. Each of Messrs. Walker and Pierce is a director and shareholder of DNA Holdings, and as a result Messrs. Walker and Pierce may be deemed to beneficially own the 223,201 shares of common stock held by DNA Holdings. Each of Messrs. Walker and Pierce disclaims beneficial ownership of the 223,201 shares of common stock held by DNA Holdings except to the extent of any pecuniary interest such person has therein. The principal business address of each of DNA Holdings, Mr. Walker and Mr. Pierce is 141 Calle de San Francisco, Ste 200, San Juan, PR 00901-1607.

(3)	Includes 11,666 shares of common stock underlying RSUs that will vest within 60 days of April 21, 2026.
(4)	Includes 28,332 shares of common stock underlying RSUs that will vest within 60 days of April 21, 2026.
(5)	The number of shares beneficially owned reflects the one-for-eighteen reverse stock split of our outstanding shares of common stock effectuated on October 27, 2025 (the “Reverse Stock Split”). Based solely on a Schedule 13D/A filed with the SEC on June 26, 2025 (the “Orbic Group Report”) by (i) Jeffrey Wang, (ii) AJP Holding Company, LLC (“AJP”); (iii) Orbic North America, LLC (“Orbic”); (iv) Ashima Narula; and (v) Parveen Narula. In the Orbic Group Report, (i) AJP reported shared dispositive power with respect to 1,946,345 shares of common stock (108,130 shares after the Reverse Stock Split); (ii) Mr. Wang reported sole dispositive power with respect to 25,779 shares of common stock (1,432 shares after the Reverse Stock Split) and shared dispositive power with respect to 1,946,345 shares of common stock (108,130 shares after the Reverse Stock Split); (iii) Orbic North America, LLC reported shared dispositive power with respect to 1,000 shares of common stock (55 shares after the Reverse Stock Split); and (iv) each of Ashima Narula and Parveen Narula reported sole dispositive power with respect to 1,947,345 shares of common stock (108,185 shares after the Reverse Stock Split) and shared dispositive power with respect to 1,000 shares of common stock (55 shares after the Reverse Stock Split). The 1,946,345 shares (108,130 shares after the Reverse Stock Split) held by AJP are subject to a proxy agreement by and between AJP and Orbic that limits AJP’s dispositive power and grants the voting power to Orbic. Mr. Wang is the sole manager of AJP and disclaims beneficial ownership of the shares held by AJP except to the extent of his pecuniary interest therein. Parveen Narula serves as Chief Executive Officer of Orbic. Ashima Narula is the sole member and manager of Orbic. The principal business address of each member of the Orbic Group is as follows: (i) for AJP and Jeffery Wang — P.O. Box 2729, Sunnyvale, CA 94087 and (ii) for Orbic and Ashima Narula and Parveen Narula — 555 Wireless Blvd., Hauppauge, NY 11788.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2025:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity compensation plans approved by security holders	26,758	(1)	$113.74	(2)	5,469	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	26,758		$113.74		5,469

(1)	The aggregate number consists of 26,758 shares subject to options to purchase common stock issued pursuant to our 2019 Equity Incentive Plan as of December 31, 2025.

(2)	Weighted average exercise price does not reflect shares that will be issued upon the vesting of outstanding RSUs.

(3)	Includes 4,035 shares authorized for future issuance under our 2019 Equity Incentive Plan and 1,434 shares authorized for future issuance under our 2019 Employee Stock Purchase Plan as of December 31, 2025.

Under the 2019 Employee Stock Purchase Plan, the number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020, and ending on, and including, January 1, 2029, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the prior calendar year, and (ii) 277 shares, unless the Board of Directors or Compensation Committee determines prior to such date that there will be a lesser increase, or no increase. Effective January 1, 2026, 277 additional shares were added to the 2019 Employee Stock Purchase Plan, provided that such shares have not been registered by means of filing a Registration Statement on Form S-8.

Under the 2019 Equity Incentive Plan, the number of shares subject to outstanding stock options or other stock awards that were granted under the 2012 Option Plan that are forfeited, terminated, expire, or are otherwise not issued are available for issuance. Additionally, the number of shares of common stock reserved for issuance under the 2019 Equity Incentive Plan automatically increases on January 1 of each calendar year for 10 years, starting January 1, 2020 and ending on and including January 1, 2029, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the prior calendar year, unless the board of directors or Compensation Committee determines prior to the date of increase that there will be a lesser increase, or no increase. Effective January 1, 2026, 13,844 additional shares were added to the 2019 Equity Incentive Plan. Subject to certain express limits of the 2019 Equity Incentive Plan, shares available for award purposes under the 2019 Equity Incentive Plan generally may be used for any type of award authorized under that plan, including options, stock appreciation rights, restricted stock, RSUs, performance-based stock or cash awards or other similar rights to purchase or acquire shares of our common stock.

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

Related Party Transactions

The following is a description of transactions since January 1, 2024, to which we have been a participant and in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2025 and 2024, and (ii) any of our directors, executive officers or holders of more than 5% of our common stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in the sections titled “Executive Compensation” and “Management—Non-Employee Director Compensation.”

Purchase of DNA X, LLC Membership Units with Issuance of Redeemable Shares; Issuance of Convertible Note

Purchase of Membership Interests of DNA X, LLC; Issuance of Redeemable Shares

On December 15, 2025, the Company entered into a membership interest purchase agreement with DNA Holdings Venture Inc. (“DNA Holdings”) pursuant to which the Company purchased 100% of the membership interests in DNA X LLC, a Delaware limited liability company, for an aggregate purchase price of 223,201 redeemable shares of the Company’s common stock that had a value of approximately $1,228,000 on the closing date, representing 19.99% of the outstanding shares of the Company’s common stock as of the date of issuance.

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

The Membership Interest Purchase Agreement grants DNA Holdings a put option (the “Put Option”). If at any time prior to June 30, 2026 (the “Put Period”) DNA X does not realize either (i) aggregate trading volume of at least $600,000,000 or (ii) aggregate revenues of at least $1,000,000 per day, DNA Holdings will have the right, during the Put Period, to exchange the shares of common stock issued to DNA Holdings under the Membership Interest Purchase Agreement for the Purchased Interests then held by the Company. To the extent not exercised during the Put Period, the Put Option will terminate upon the expiration of the Put Period.

Issuance of Convertible Note

On the same date, the Company entered into a Securities Purchase Agreement with DNA Holdings pursuant to which the Company issued to DNA Holdings a promissory note (the “DNA Note”) in the initial principal amount of $1,200,000 in exchange for proceeds of $1,200,000. The DNA Note is an unsecured obligation of the Company, bears interest at a rate of 10% per annum, and matures on December 15, 2026 (the “Maturity Date”), and is payable in cash upon the earlier of (i) the Maturity Date and (ii) the occurrence of a “Change of Control Transaction” (as defined in the DNA Note).

Beginning on the six-month anniversary of the original issue date of the DNA Note, the outstanding principal amount of, and accrued but unpaid interest on, the DNA Note will be convertible, in whole or in part, at the option of the holder, into shares of the Company’s common stock at an initial conversion price of $5.50 per share, subject to customary anti-dilution and other adjustments to the conversion price, including in connection with stock dividends, stock splits, reverse stock splits, reclassifications and similar transactions, as well as a “full-ratchet” price-protection adjustment in the event that the Company issues or is deemed to issue common stock or common stock equivalents at an effective price per share lower than the then-current conversion price (subject to customary exemptions). The DNA Note also entitles the holder to participate, on a pro rata “as converted” basis, in certain rights offerings and distributions to holders of common stock. However, the conversion price cannot be reduced below $1.10, and no adjustment to the conversion price may be made under the “full-ratchet” adjustment or the anti-dilution adjustment, unless and until the Company has received approval from the Company’s stockholders in accordance with Nasdaq Listing Rules.

During the continuance of any event of default under the DNA Note, the conversion price will be equal to the “Alternate Conversion Price,” which is defined as 80% of the closing price of the Company’s common stock on the Company’s principal trading market on the date of conversion (subject to the same adjustment provisions as those described above). In addition, if at any time the Depository Trust Company imposes a “chill” on the Company’s shares, the holder may convert the DNA Note at the Alternate Conversion Price while such “chill” is in effect.

In the event of a Change of Control Transaction, the Company is required to redeem the DNA Note for cash at a price equal to 110% of the then outstanding principal amount, plus accrued but unpaid interest and any other amounts then due under the DNA Note (the “Redemption Amount”) at the closing of such transaction. In lieu of receiving the Redemption Amount, and subject to any required stockholder approval under the rules of the Company’s principal trading market, the holder may elect to convert the DNA Note, in whole or in part, upon a Change of Control Transaction at a price per share equal to the lower of (i) the closing price of our common stock on the original issue date of the DNA Note and (ii) the closing price of our common stock on the date of consummation of such Change of Control Transaction.

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

2024 Subscription Agreement

On April 29, 2024, the Company entered into a subscription agreement (the “2024 Subscription Agreement”) with Jiang Liu, a greater than five percent (5%) security holder of the Company, providing for the private placement of (i) 350,000 shares of the Company’s common stock and (ii) warrants to purchase up to 350,000 shares of common stock (the “Warrants”) for an aggregate purchase price of $3,850,000. Each Warrant has an exercise price of $13.50 per share, is immediately exercisable, will expire on April 29, 2029 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting the Company’s capitalization.

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

Date of the Agreement	Aggregate Dollar Amount Agreed Upon by the Company
October 1, 2024	$1,000,000
February 14, 2025	$3,000,000

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

Our board of directors undertook a review of the independence of each director and considered whether any director has a material relationship that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities as a director. After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the board of directors affirmatively determined that all of our directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Mr. Mulica, who serves as our Chief Executive Officer.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees for services rendered by Baker Tilly LLP (including through its predecessor Moss Adams LLP), the Company’s independent registered public accounting firm, for the years ended December 31, 2025 and 2024.

Type of Fees	Fees for Fiscal 2025	Fees for Fiscal 2024
Audit Fees(1)	$966,000	$782,250
Audit-Related Fees(2)	$231,000	$220,500
Tax Fees(3)	$125,113	$57,023
All Other Fees	—	—
Total Fees	$1,322,113	$1,059,773

(1)	Consists of fees for professional services rendered for the audit of our consolidated financial statements included in our annual report, and the review of our interim consolidated financial statements included in our quarterly reports.

(2)	Consists of fees for services rendered in connection with our Registration Statements on Form S-1, S-3 and Form S-8.

(3)	Consists of fees for tax compliance and tax advice.

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

All services rendered by Baker Tilly LLP (including through its predecessor Moss Adams LLP) during the years ended December 31, 2025 and 2024 were pre-approved by the Audit Committee in accordance with the audit committee pre-approval policy.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The consolidated financial statements and related documents are included in Part II, Item 8 of the Original Form 10-K.

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. Except as set forth below, the Exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the Exhibit Index in the Original Form 10-K. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1†	2012 Equity Incentive Plan and forms of agreements thereunder	S-1	333-230887	10.1	April 15, 2019
10.2†	Sonim Technologies, Inc. 2019 Equity Incentive Plan, as amended and restated as of January 1, 2025, and forms of agreements thereunder	S-8	333-284211	99.1	January 10, 2025
10.3†	2019 Employee Stock Purchase Plan	S-1/A	333-230887	10.3	April 29, 2019
10.4†	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers	S-1	333-230887	10.4	April 15, 2019

31.3*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and Contained in Exhibit 101)

*	Filed herewith
†	Indicates a management contract or compensatory plan or arrangement
+	Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and Item 601(b)(10)(iv) of Regulation S-K
#	Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of such schedules and attachments to the SEC upon its request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA X, Inc.

Date: April 30, 2026	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer (Principal Financial and Accounting Officer)

