Form 10-Q
period 2026-03-31
DNA X, Inc.
filed 2026-05-20
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

On May 14, 2026, there were 1,488,268 shares of the registrant’s common stock, par value $0.001, outstanding. 223,201 of such shares are redeemable.

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that act as well as protections afforded by other federal securities laws. Generally, words such as “achieve,” “aim,” “ambitions,” “anticipate,” “believe,” “committed,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goals,” “grow,” “guidance,” “intend,” “likely,” “may,” “milestone,” “objective,” “on track,” “opportunity,” “outlook,” “pending,” “plan,” “position,” “possible,” “potential,” “predict,” “progress,” “roadmap,” “seek,” “should,” “strive,” “targets,” “to be,” “upcoming,” “will,” “would,” and variations of such words and similar expressions identify forward-looking statements, which are not historical in nature. The forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission or the SEC, including without limitation, the following sections:

(i)	Note 9 - Commitments and Contingencies to these Consolidated Financial Statements regarding the possible outcome of, and future effect on our financial condition and results of operations of, certain litigations and other proceedings to which we are a party;
(ii)	Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the statements with regard to the future changes to our business and our expectations regarding our strategy and new lines of products, future cash requirements, assessment of our liquidity, the availability, uses, sufficiency, and cost of capital resources, and sources of funding, and future products, services, and technologies; and
(iii)	Part I, Item 4. “Controls and Procedures,” including the description of limitations on effectiveness of controls and procedures.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the availability of cash on hand and other sources of liquidity to fund our operations and grow our business;
●	our ability to compete effectively depends on multiple factors and we may not be able to continue to develop solutions to address user needs effectively;
●	we may not be able to continue to develop solutions to address user needs effectively, including features for traders on our cryptocurrency trading platform;
●	cryptocurrency values have been volatile and may cause a decrease in trading activity on our cryptocurrency trading platform;
●	the financial and operational projections that we may provide from time to time are subject to inherent risks;
●	our ability to incorporate emerging technologies into our trading software given the lengthy development cycle;
●	our ability to adapt to new requirements from customer in our evolving industry;
●	our ability to remain in compliance with the listing requirements of the Nasdaq Capital Market;
●	our quarterly results may vary significantly from period to period;
●	we rely primarily on third-party contractors to maintain and develop our trading platform;
●	if our software contains defects or errors, we could incur significant unexpected expenses, experience downtime on our online trading platform with a loss of commission revenue, and be subject to liability for claims;
●	we are dependent on the continued services and performance of a concentrated and limited group of senior management;
●	we face risks related to the impact of various economic, political, environmental, social, and market events beyond our control that can impact our business and results of operations; and
●	other risks and uncertainties described in this quarterly report in the “Risk Factors” section, as such descriptions may be updated or amended in any future reports we file with the SEC.

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

ii

PARI I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DNA X, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$1,195	$1,303
Receivable for cash held back from the asset sale	1,500	—
Prepaid expenses and other current assets	608	676
Current assets held for sale	—	26,930
Total Current assets	3,303	28,909
Investment in DNA X LLC under equity method	1,290	1,242
Deferred tax assets	—	1,441
Other assets	245	274
Non-current assets held for sale	—	12,032
Total assets	$4,838	$43,898
Liabilities and stockholders’ deficit
Accounts payable	719	4,030
Accrued liabilities	1,576	704
Promissory note, net from related party	1,072	1,035
Promissory notes, net	—	4,030
Derivative liability	398	171
Income tax payable	556	2,598
Current liabilities held for sale	—	38,057
Total current liabilities	4,321	50,625
Deferred tax liability	600	—
Total liabilities	4,921	50,625
Commitments and contingencies (Note 9)	—	—

Redeemable common stock; $0.001 par value; 223,201 shares issued and outstanding; redemption value $900 at March 31, 2026 and $1,228 as of December 31, 2025 (Note 6)	900	1,228

Stockholders’ deficit
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized: and 1,265,067 shares issued and outstanding at both March 31, 2026 and December 31, 2025*	1	1
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized: and no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital*	296,613	296,309
Accumulated deficit	(297,597)	(304,265)
Total stockholders’ deficit	(983)	(7,955)
Total liabilities, redeemable common stock, and stockholders’ deficit	$4,838	$43,898

*	Adjusted retroactively to reflect the 1-for-18 reverse stock split that became effective on October 28, 2025, see Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DNA X, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Continuing operations:
Net revenues	$—	$—
Operating expenses
General and administrative	3,618	870
Total operating expenses	3,618	870
Net loss from operations	(3,618)	(870)
Interest expense, net	(131)	(91)
Loss on remeasurement of derivative liability	(227)	—
Equity income from DNA X LLC	48	—
Net loss from continuing operations before income taxes	(3,928)	(961)
Income tax expense from continuing operations	—	—
Net loss from continuing operations	(3,928)	(961)
Discontinued Operations:
Income from discontinued operations, net of tax	10,268	1,419
Net income	$6,340	$458
Net earnings (loss) per share basic and diluted:
Continuing operations*	(3.11)	(2.96)
Discontinued operations*	8.12	4.37
Net income*	$5.01	$1.41
Weighted-average shares used in computing net loss per share:
Basic and diluted*	1,265,067	324,431

*	Adjusted retroactively to reflect the 1-for-18 reverse stock split that became effective on October 28, 2025, see Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DNA X, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended March 31, 2025	Shares (*)	Amount (*)	Capital (*)	Deficit	Deficit
Balance at January 1, 2025	276,881	$—	$277,908	$(283,608)	$(5,700)
Issuance of common stock upon exercise of stock options and settlement of restricted stock units, net of taxes withheld	117	—	—	—	—
Issuance of common stock, net of issuance costs	74,859	1	3,536	—	3,537
Stock-based compensation	—	—	626	—	626
Net income	—	—	—	458	458
Balance at March 31, 2025	351,857	$1	$282,070	$(283,150)	$(1,079)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended March 31, 2026	Shares (*)	Amount (*)	Capital (*)	Deficit	Deficit
Balance at January 1, 2026	1,265,067	$1	$296,309	$(304,265)	$(7,955)
Remeasurement of redemption value of redeemable common stock	—	—	—	328	328
Stock-based compensation	—	—	304	—	304
Net income	—	—	—	6,340	6,340
Balance at March 31, 2026	1,265,067	$1	$296,613	$(297,597)	$(983)

(*)	Adjusted retroactively to reflect the 1-for-18 reverse stock split that became effective on October 27, 2025, see Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DNA X, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from combined continuing and discontinued operations:
Cash flows from operating activities:
Net loss	$6,340	$458
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets, net assets transferred	(15,563)	—
Depreciation and amortization	—	1,055
Amortization of debt discount and issuance costs	43	41
Stock-based compensation ($211 from continuing and $93 from discontinued operations for 2026 and all from discontinued operations for 2025-see Note 7)	304	290
Loss on remeasurement of derivative liability	227	—
Release of customer allowance liability	—	(5,271)
Investment income from DNA X LLC under the equity method	(48)	—
Other	—	(97)
Changes in operating assets and liabilities:
Accounts receivable	250	(649)
Non-trade receivable	—	667
Inventory	5,490	2,255
Prepaid expenses and other current assets	1,663	(127)
Contract fulfilment assets	129	(2,548)
Other assets	(103)	(3)
Accounts payable	(2,653)	(5,554)
Accrued liabilities	(1,288)	(218)
Deferred tax assets	1,364	—
Deferred tax liabilities	600	—
Income tax payable	(221)	95
Net cash used in operating activities	(3,466)	(9,606)
Cash flows from investing activities:
Net cash received from sale of assets	3,358	—
Net cash provided by investing activities	3,358	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	3,537
Proceeds from promissory note, net of issuance costs	—	2,790
Proceeds from short-term borrowings	—	51
Net cash provided by financing activities	—	6,378
Net decrease in cash and cash equivalents	(108)	(3,228)
Cash and cash equivalents at beginning of period	1,303	5,343
Cash and cash equivalents at end of period	$1,195	$2,115

Supplemental disclosure of cash flow information:
Cash paid for interest	$257	$20
Cash paid for income taxes	$—	$12
Supplemental disclosure of non-cash activities:
Repayment of notes payable from proceeds of asset sale	$5,476	$—
Receivable for cash held back from asset sale	$1,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DNA X, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — The Company and Its Significant Accounting Policies

Description of Business—DNA X, Inc. (“the Company”) was incorporated in the state of Delaware on August 5, 1999 under the name Sonim Technologies Inc., and is headquartered in San Diego, California. Effective January 23, 2026, the Company changed its name to DNA X, Inc. The Company operates an AI and crypto trading platform that operates on the internet and is designed to harness advanced AI and machine learning technologies to automate intelligent trading strategies, enabling clients to capitalize on data-driven insights and dynamic opportunities. See https://dnax.us for more information on the services offered. Until January 23, 2026, the Company operated a cell phone and mobile hotspot manufacturing business. The assets of the phone and mobile hotspot business were sold to Pace Car Acquisition LLC on January 23, 2026.

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

Liquidity and Ability to Continue as a Going Concern—The Company’s consolidated financial statements account for the continuation of its business as a going concern. The Company is subject to the risks and uncertainties associated with operating an AI and crypto trading platform including the ability to attract new customers and to keep existing customers from moving their business to other competitors. On May 20, 2026, he Company entered into a securities Purchase Agreement with DNA Holdings pursuant to which the Company sold and issued to DNA Holdings a convertible promissory note with a principal balance of $3,053. The purchase price of the note consisted of $1,800 in cash to the Company, and the surrender of the convertible promissory note dated December 15, 2025, in the principal amount of $1,200 including $53 of accrued unpaid interest. The Company will receive $1.8 in cash proceeds and the cash is expected to allow the Company to operate the DNA X AI and crypto platform through December 31, 2026, which is the maturity date of the note. See Note 12. If the note is not converted into the Company’s equity, then the Company will need to raise additional capital before December 31, 2026. Due to the uncertainty of whether the note will be converted or of the Company obtaining additional financing, there is substantial doubt regarding the Company’s ability to continue as a going concern as of the date of the filing of this 10-Q.

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

Financial Statement Presentation—The unaudited condensed consolidated financial statements include the accounts of DNA X, Inc. and its wholly owned subsidiaries (collectively “DNA X” or the “Company”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these unaudited condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the unaudited condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation—The accompanying consolidated financial statements through January 23, 2026 include the accounts of DNA X, Inc. and its wholly owned foreign subsidiaries, Sonim Technologies (India) Private Limited, Sonim Technologies (Shenzhen) Limited, Sonim Technologies Inc. Shenzhen Limited Beijing Branch, Sonim Technologies (Hong Kong) Limited, Sonim Technologies Germany GmbH and Sonim Technologies Communications India Private Limited (collectively, the “Company”). After the Company’s subsidiaries in Shenzhen, Beijing, Hong Kong, and Germany were sold on January 23, 2026, only the Indian subsidiary is consolidated after January 23, 2026. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications—Prior period amounts were reclassified to conform to the current period presentation including the separation of amortization of debt discounts and issuance costs on the statement of cash flow.

Assets Held For Sale—The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) management has initiated an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group, (iv) the sale of the property within one year is considered probable, (v) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value and (vi) significant changes to the plan to sell are not expected. Property classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. During the fourth quarter ended December 31, 2025, the Company deemed that its phone and hotspot operations met the held for sale criteria and was classified as such on the audited condensed consolidated balance sheet for the December 31, 2025 balance sheet and the prior period that was presented. The six criteria were met on December 30, 2025 when the stockholders approve the asset sale and the asset sale became probable.

Discontinued Operations—The Company deems it appropriate to classify a business as a discontinued operation if the related disposal group meets all the following criteria: (i) the disposal group is a component of the Company, (ii) the component meets the held-for-sale criteria, and (iii) the disposal of the component represents a strategic shift that has a major effect on the Company’s operations and financial results. During the fiscal quarter ended December 31, 2025, the Company deemed its phone and hotspot operations to be discontinued operations due to the disposal group meeting all three criteria. As such, the results of the phone and hotspot operations are presented as discontinued operations in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025, and have been excluded from both continuing operations and segment results for all periods presented.

Related Party Transactions— On October 1, 2024, the Company signed an agreement with a then-related party, in which a family member of the Company’s then-director, Jeffrey Wang, holds an indirect interest of approximately 40%, to purchase parts and components to be used in the manufacturing of the company’s products for the aggregate amount of approximately $1,000. The agreement was executed in the ordinary course of business. The Company did not purchase any raw materials under this agreement in 2026. As of July 18, 2025, Jeffrey Wang is no longer a director of the Company.

The Company’s director, Scott Walker, has an ownership interest of approximately 50% in DNA Holdings, the entity that sold the DNA X LLC cryptocurrency trading platform to the Company. The entity received 19.99% of the pre-transaction shares of the Company in redeemable shares of common stock of the Company on December 15, 2025. As of March 31, 2026, these redeemable shares now represent approximately 15% of the Company’s outstanding stock. After June 15, 2026, DNA Holdings will have the right to convert a note that will result in the entity owning up to 28% of the outstanding shares of the Company. Conversion of shares from the note is subject to shareholders’ approval. The total consideration paid by the Company to DNA Holdings for the acquisition of the trading platform was $1,228 which was the fair value based on the stock price of the Company on December 15, 2025 and $1,200 in proceeds were received by the Company on December 15, 2025 from the sale of the convertible note.

There is a put option that expires on June 30, 2026 that allows DNA Holdings to take back the DNA X LLC investment by returning the Company’s stock. The board of directors of the Company determined that the consideration paid for the DNA X trading platform was fair by reviewing information provided by the seller, attending presentations by the seller, and comparing the offer to available alternatives. The nomination committee of the board of directors determined that Scott Walker became a related party when he became a board member on January 30, 2026.

Redeemable Common Stock—Stock that was issued for the DNA X LLC business has been classified as redeemable common stock in the temporary equity section of the balance sheet. This is because there is a Put Option that allows the Seller to give back the stock and to take back the business. Once the Put Option is terminated or expires on June 30, 2026, the redeemable common stock will be reclassified to permanent equity. At the end of each reporting period we remeasure the value of the redeemable common stock using the closing stock price on the day that the period ends. We will mark the value of the redeemable common stock to the remeasured value and the offset will be to retained deficit. Earnings Per Share will not be adjusted for this adjustment to the value of the redeemable common stock.

Estimates—The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, but are not limited to, estimates related to revenue recognition; valuation assumptions regarding the determination of the fair value of common stock, as well as stock options; the useful lives of the Company’s long-lived assets; product warranties; loss contingencies; the recognition and measurement of income tax assets and liabilities, including uncertain tax positions; the net realizable value of inventory; allowances for credit losses; and estimation of assets and liabilities for operating entities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities.

Concentrations of Credit Risk—The Company’s commission revenue is concentrated in the cryptocurrency trading industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results.

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits as of March 31, 2026 and the year ended 2025.

Segment Information—The Company managed the DNA X LLC business in 2026. Because the Company does not have full control of the business, the Company does not consider it a reporting segment Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents. As of March 31, 2026 and 2025, cash and cash equivalents consist of cash deposited with banks and money market funds. Included in the Company’s cash and cash equivalents are amounts held by foreign subsidiaries. After the sale of all of the Company’s foreign subsidiaries except for Inda, the Company has less than $250 in foreign bank accounts.

Receivable for Cash Held Back from the Asset Sale—All customer accounts receivable were sold on January 23, 2026 with the asset sale. The only remaining non-trade receivable is from the Buyer of the Company’s assets and is due on October 28, 2026. The original amount held back was $1,500 and payment is subject to indemnity claims by the Buyer.

Receivables Financing Agreement—On August 7, 2025, the Company entered into a non-recourse factoring agreement with Tradewind GmbH (the “Factor”). This agreement was terminated in January 2026.

Inventory—The Company sold all of its inventory on or before January 23, 2026.

Property and Equipment—The Company sold all of its property and equipment on January 23, 2026. Prior to the sale, most property and equipment consisted of personal computers and related equipment.

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

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the Company determines that a decline in fair value is other-than-temporary, the investment is written down to its estimated fair value. Distributions received from equity method investees are accounted for as reductions of the carrying amount of the investment unless the distributions represent a return on investment. The Company discontinues applying the equity method when its investment balance is reduced to zero and resumes recognizing its share of earnings only after its share of cumulative earnings exceeds previously unrecognized losses. The Company recognized $48 in net income from its investment in DNA X LLC for the three months ended March 31, 2026. The Company recorded this $48 as other income on its unaudited condensed consolidated statement of operations.

Leases—The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or finance leases and, if significant, are recorded on the Consolidated Balance Sheets as both a right of use asset and a lease liability. There were no such leases in 2026.

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

Revenue related to the phone and hotspot business is included in discontinued operations for all periods presented. The DNA X trading platform is accounted for as an equity investment and revenue from the trading platform is recorded net of the trading platform expenses as net investment income which is included in other income in the statement of operations.

Revenue recognition for discontinued operations was reduced for discounts, price protection and customer incentives.

Cost of Revenues—Cost of revenue is related to the phone and hotspot business.

Advertising—The Company expenses the costs of advertising, including promotional expenses, as incurred. For the three months ended March 31, 2026 and 2025 the Company had no advertising expenses.

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

Comprehensive Income or Loss—The Company had no items of comprehensive income or loss other than net loss for the three month ended March 31, 2026 and the year ended December 31, 2025. Therefore, a separate statement of comprehensive loss has not been included in the accompanying consolidated financial statements.

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

Net Earnings (Loss) per Share—Net earnings (loss) per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. For the three months ended March 31, 2026 and 2025, for purposes of the calculation of diluted net loss per share, warrants to purchase stock, unvested restricted stock units and stock options to purchase common stock are considered potentially dilutive securities. Because we had a net loss in continuing operations, we did not present fully diluted earnings per share for the first quarter of 2026 or 2025.

Promissory Notes—The Company accounts for promissory notes in accordance with ASC 470, Debt. Promissory notes are initially recorded at the amount of cash proceeds received, net of any original issue discount and direct issuance costs. Debt discounts and issuance costs are amortized to interest expense over the term of the note using the straight-line method, which approximates the effective interest method. Interest is accrued based on the stated interest rate. For convertible notes we analyze the note’s terms and determine if the conversion feature needs to be bifurcated from the debt portion. For the DNA Note (see note 5) we determined that it needed to be bifurcated between the debt portion and a derivative liability for the conversion feature.

Derivative Liability—The Company evaluates financial instruments containing characteristics of both liabilities and equity in accordance with FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. Derivative liabilities are revalued at fair value at each reporting period, with changes in fair value recognized in the results of operations as a gain or loss on derivative remeasurement. The Company uses a Binomial option pricing model to determine the fair value of these instruments. Derivative liabilities are revalued at fair value at each reporting period, with changes in fair value recognized in the results of operations as a gain or loss on derivative remeasurement. The Company uses a Binomial option pricing model to determine the fair value of these instruments.

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

Pronouncements adopted in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures This guidance requires expanded annual income tax disclosures, including (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. This guidance was adopted by the Company effective for the annual period ending December 31, 2025. The adoption affected the footnote disclosures and did not have a material impact on the unaudited condensed consolidated financial statements.

Pronouncements adopted in 2026

None.

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

NOTE 2 — Revenue Recognition

The Company recognized revenue from discontinued operations. The Company’s contracts for its products include only one performance obligation, namely the delivery of the product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606.

Disaggregation of net revenues

The Company did not have revenue from continuing operations.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used for the period ended March 31, 2026 and December 31, 2025.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value (in thousands of dollars):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1	$—	$—	$1

Liabilities:
Derivative liability – conversion feature on note	$—	$—	$398	398

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1	$—	$—	$1

Liabilities:
Derivative liability – conversion feature on note	$—	$—	$171	171

*	Included in cash and cash equivalents on the consolidated balance sheets.

NOTE 4—Closing of the Asset Sale

On January 23, 2026 (the “Closing Date”) the Company (“the “Seller”) completed its previously announced sale (the “Asset Sale”) of substantially all of its assets and liabilities related to the enterprise 5G solutions business, including rugged handsets, smartphones, wireless internet device, software, services, and accessories to Pace Car Acquisition LLC, (the “Buyer”). Excluded assets include the DNA X LLC cryptocurrency trading business, cash, and the Company’s Indian subsidiary. Excluded liabilities include compensation for employees that did not transfer to the Buyer, certain excluded corporate liabilities, and certain excluded contracts.

The purchase price of $15,000 less a working capital adjustment of $1,550 was paid in cash and for the settlement of certain liabilities of the Company, except for $1,500 that was held back by the Buyer and is due to be paid to the Seller on October 28, 2026, less any agreed upon claims. As part of the consideration, the Buyer paid Company’s existing debt of $5,476 with Streeterville Capital, LLC and $2,928 of liabilities of the Company. The Company received $3,546 in cash on the Closing Date.

The Company changed its name to DNA X, Inc. in connection with the Asset Sale. Following the closing, the Company has focused on the development and commercialization of the DNA X trading platform that uses on-chain trading protocol designed to enable users to automate certain decentralized exchange trading strategies.

The transaction resulted in a $15,563 pre-tax gain for Company and related tax expense of $2,538 for a post tax gain of $13,025. The transaction is included in income from discontinued operations for the first quarter of 2026. For all periods presented, the assets and liabilities sold or assumed were segregated as a disposal group. The sale of the assets represents a strategic shift away from manufacturing hardware because of the high cost of developing new products, higher costs of manufacturing products outside of China, and competition from larger competitors with more resources. As of December 31, 2025, the phone and hotspot business met the criteria for “Held for Sale” classification. Results of the phone and hotspot business have been retrospectively reclassified as discontinued operations for all periods presented. No impairment was recognized as the fair value less costs to sell was not lower than the carrying amount. Discontinued operations represent 100% of the revenue in 2025 and the first quarter of 2026, and approximately 89% of the Company’s assets as of December 31, 2025.

On December 30, 2025, a special stockholders’ meeting was held and stockholders voted the majority of the outstanding shares in favor of approving the asset sale. This approval made it probable that the assets sale would be completed and was the final criteria that was necessary to record the assets as held for sale. On December 31, 2025 the assets and liabilities of the phone and hotspot disposal group were classified as held for sale. The disposal group was also classified as discontinued operations as of December 31, 2025 and for the three months ended March 31, 2026.

The following schedules present the carrying amounts of major classes of assets and liabilities associated with the disposal group as of December 31, 2025, the statement of operations for the disposal group, and cash flow for the disposal group. All assets and liabilities that were held for sale on December 31, 2025, were sold or disposed of as of March 31, 2026:

DISCONTINUED OPERATIONS

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025

(IN THOUSANDS)

December 31, 2025
Assets held for sale
Accounts receivable, net	$4,720
Non-trade receivables	13,410
Inventory	6,911
Prepaid expenses and other current assets	1,889
Total current assets held for sale	26,930
Property and equipment, net	105
Contract fulfilment assets	11,605
Other assets	322
Total non-current assets held for sale	12,032
Total assets held for sale	$38,962
Liabilities held for sale
Accounts payable	28,349
Accrued liabilities	9,708
Total liabilities held for sale	$38,057

Non-trade receivables are from the Company’s manufactures who buy parts from the Company. The receivable is paid by the manufacturer after Company pays the related accounts payable for the inventory.

Discontinued operations activity for the first quarter of 2026 covers the period January 1, 2026 through January 23, 2026. Discontinued operations activity for the first quarter of 2025 covers the entire quarter.

DISCONTINUED OPERATIONS

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2026 and 2025

(IN THOUSANDS)

	2026	2025
Net revenues	$3,805	$16,721
Cost of revenues	4,122	8,365
Gross profit (loss)	(317)	8,356
Operating expenses
Research and development	913	1,633
Sales and marketing	1,123	3,239
General and administrative	453	1,969
Total operating expenses	2,489	6,841
Net income (loss) from operations	(2,806)	1,551
Gain on sale of assets	15,563	—
Other income	49	—
Income before income tax expense	12,806	1,551
Income tax expense	(2,538)	(132)
Net income from discontinued operations	$10,268	$1,419

The following cash flows are for discontinued operations only and are supplemental to the Statement of Cash Flows that includes both continuing operations and discontinued operations. (In thousands of dollars).

DISCONTINUED OPERATIONS

CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2026 and 2025

(IN THOUSANDS)

	2026	2025
Cash flows from operating activities for discontinued operations:
Net income	$10,268	$1,419
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	1,055
Stock-based compensation	93	290
Release of customer allowance liability	—	(5,271)
Gain on sale of assets, net assets transferred	(15,563)	—
Other	—	(56)
Changes in operating assets and liabilities:
Accounts receivable	250	(649)
Non-trade receivable	—	667
Inventory	5,490	2,255
Prepaid expenses and other current assets	1,663	(110)
Contract fulfillment assets	129	(2,548)
Other assets	(103)	—
Accounts payable	(1,934)	(5,554)
Accrued liabilities	—	(280)
Net cash provided by (used in) operating activities from discontinued operations	293	(8,782)
Cash flows from investing activities
Net cash received from asset sale	3,358	—
Net cash provided by investing activities from discontinued operations	3,358	—

The Company ceased depreciation and amortization of property, plant, and equipment and intangible assets included in the Disposal Group starting on December 31, 2025.

NOTE 5 — Promissory Notes

Convertible Promissory Note from DNA Holdings Venture Inc., a Related Party

On December 15, 2025, the Company issued a note (the “DNA Note”) to DNA Holdings Ventures Inc. (“DNA Holdings”) in exchange for proceeds of $1,200 in cash. The DNA Note is an unsecured obligation of the Company and matures on December 15, 2026. The DNA Note bears interest at a rate of 10% per annum, payable in cash on the earlier of (i) the Maturity Date and (ii) the date of any mandatory redemption of the DNA Note as described below. Upon the occurrence and during the continuance of an event of default under the DNA Note, the interest rate increases to 20% per annum. On January 30, 2026, when an owner of DNA Holdings became a member of the Company’s board of directors, the note became a related party note.

The following table presents the components of the net carrying amount of the DNA Note that is from a related party. This is the only note outstanding as of March 31, 2026 (in thousands of dollars):

Principal	$1,200
Less: unamortized debt discount	(128)
$1,072
Current portion	$1,072

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

Because the note has an alternate conversion price, the exercise price is not fixed, and we are required to separate the debt portion from the conversion feature portion. We calculated the present value of the debt using the effective interest rate of our most recent loan which was at 28.4% per annum. The remaining value of $171 is recorded as a derivative liability that represents the value of the conversion feature. We determined the fair value of the derivative liability at March 31, 2026 and recorded a $227 loss on the revaluation of the derivative liability. A loan discount on the debt portion was recorded on the date of issuance and will be amortized to interest expense on a straight line basis over the life of the note.

The schedule below shows the change in the fair value of the derivative liability (in thousands of dollars):

	2026	2025
Beginning balance (January 1)	$171	$—
Fair value adjustment	227	—
Ending value (March 31)	$398	$—

The Company used a binomial tree option calculation to determine the fair value of the conversion feature using the following inputs: strike price $5.50, stock price on 3/31/26 $4.03, days to expiration 259, volatility 165.6%, and risk-free interest rate of 3.7%.

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

The closing of the note transaction was done contemporaneously with the purchase of the DNA X LLC business. See Note 6.

Streeterville Capital LLC Notes

Both of the promissory notes with Streeterville Capital LLC (the “Lender”) described below were paid off on January 23, 2026 from proceeds of the Asset Purchase Agreement. The total payoff for bother notes was $5,467. See note 3.

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

Since the February Note remained outstanding on the 90-day anniversary of the issuance, the Company incurred a one-time monitoring fee of approximately in 2025.

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

The effective interest rate on the February Note, July Note, and DNA Note are approximately 28.4%, 23.0%, and 10.0% respectively, for the period from the date of issuance through the date they were paid in full or March 31, 2026. The following table sets forth total interest expense recognized related to the Notes for the three months ended March 31,(in thousands of dollars):

	2026	2025
Contractual interest expense	$88	$30
Amortization of debt discount	43	19
Amortization of debt issuance costs	—	22
	$131	$71

For the three months ended March 31, 2026, $256 was paid for interest that represents $199 in accrued interest that was paid when the two Streeterville notes were paid on January 23, 2026, and $57 in accounts receivable discounts that were deducted by customers from payments. All interest expense is included in continuing operations.

NOTE 6 — Stockholders’ Deficit

On October November 2, 2018, the Company amended and restated its previous certificate of incorporation and adjusted its authorized capital stock (par value of $0.001) to consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. On October 16, 2025, at a special meeting of stockholders, our stockholders approved an amendment to our amended and restated certificate of incorporation increasing the authorized shares of our common stock from 100,000,000 to 1,000,000,000. Each outstanding share of common stock entitles the holder to one vote on each matter properly submitted to the stockholders of the Company for vote. As of March 31, 2026, no shares of preferred stock have been issued.

Purchase of DNA X LLC Membership Units with Issuance of Redeemable Common Stock

On December 15, 2025, the Company entered into a membership interest purchase agreement with DNA Holdings pursuant to which the Company purchased 100% of the membership interests in DNA X LLC, a Delaware limited liability company, for an aggregate purchase price of 223,201 redeemable shares of the Company’s common stock that had a fair value of $1,228 on the December 15, 2025 closing date, representing 19.99% of the outstanding shares of the Company’s common stock prior to the issuance. As of March 31, 2026, the value was $900 based on the closing stock price on March 31, 2026.

DNA X LLC is engaged in the business of DNAX DeFi, an advanced on-chain trading protocol that lets users automate their decentralized exchange trading — things like limit orders, grid / range orders, and recurring trades. DNA X LLC operates a crypto trading platform (www.dnax.us) that allows customers to buy and sell cryptocurrencies, and to implement strategies to buy and sell cryptocurrency pairs to take advantage of fluctuations of market prices between cryptocurrency pairs. The platform allows investors to efficiently implement trading strategies, to track historical results, and to monitor other traders’ strategies. The Company purchased this business because of the growth potential of commission revenue that will be generated as more customers join the platform and as trading volume increases as additional cryptocurrencies are added. The purchase allows the Company to diversify away from the capital intensive device hardware business that has little growth potential, into an industry with huge growth potential and requires lass ongoing capital investments.

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

The Company determined that it has significant influence over DNA X LLC because until the Put Option is exercised, it controls the governance structure and directs the activities that most significantly impact DNA X LLC’s economic performance. This significant influence requires the Company to account for the investment in DNA X LLC under the equity method of accounting. The carrying amount of the Company’s investment in DNA X LLC is $1,290 as of March 31, 2026, and is included as an equity method investment in the consolidated balance sheets. The Company’s share of earnings from DNA X LLC is included in other income from continuing operations in the consolidated statements of operations and was $48 for the three months ended March 31, 2026.

The Company’s maximum exposure to loss as a result of its involvement with the DNA X LLC is $1,290 as of March 31, 2026, which represents the carrying value of its investment and any unfunded commitments. The Company has not provided, and is not contractually required to provide, additional financial support to DNA X LLC.

The Company reassesses whether it is the primary beneficiary of the VIE on an ongoing basis as facts and circumstances change.

Because the stock issued may be returned to the Company if the Seller exercises their Put Option, the Company classified the stock issued to the Seller as redeemable common stock on the consolidated balance sheets. The Company considers this to be temporary equity and is not included with other permanent equity on the consolidated balance sheets. When the Put Option expires on June 30, 2026, then the redeemable common stock will be reclassified as permanent equity. The redemption value at March 31, 2026 is calculated as $900 using the $4.03 closing stock price on March 31, 2026. The change in the redemption value of $328 is charged to retained deficit. When the put option is terminated or expires on June 30, 2026, the redeemable equity will be reclassified to permanent equity.

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

See Note 5 for information on the convertible promissory note that was with the same counterparty.

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

NOTE 7 — Stock-Based Compensation

Stock-based compensation expense is as follows (in thousands of dollars):

	For the Three Months Ended
	March 31,
	2026	2025
Cost of revenues	$13	$2
Research and development	20	2
Sales and marketing	60	65
General and administrative	211	221
	$304	$290

In 2026, continuing operations includes the stock-based compensation of $211 for general and administrative. In 2025 the general and administrative stock-based compensation is included in discontinued operations. For both years the other stock-based compensation is all included in discontinued operations.

Stock-based compensation in Cost of Revenues relates to employees who focus on supply chain management.

Stock Options

Stock option activity, as adjusted for the Reverse Stock Split, for the three months ended March 31, 2026, is in the table below (price per share is in dollars):

	Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value*
Outstanding at January 1, 2026	34,883	$110.67
Granted	—	—
Forfeited	(7,361)	99.84
Expired	(749)	225.30
Outstanding at March 31, 2026	26,773	$110.44	6.94	$—
Vested and Expected to Vest at March 31, 2026	26,773	$110.44	6.94	$—
Exercisable at March 31, 2026	26,077	$110.44	6.91	$—

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of March 31, 2026, there was approximately $541 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.12 years.

Restricted Stock Units

Restricted Stock Unit (“RSU”) activity, as adjusted for the Reverse Stock Splits, for the three months ended March 31, 2026, is as follows:

RSUs
Outstanding at January 1, 2026	—
Granted	85,000
Released	—
Forfeited	—
Outstanding at March 31, 2026	85,000

Warrants activity, as adjusted for the Reverse Stock Split, for the three months ended March 31, 2026, is as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding at January 1, 2026	62,979	$13.75
Granted	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2026	62,979	$13.75
Exercisable at March 31, 2026	62,979	$13.75

NOTE 8 — Income Taxes

We recognized income tax expense of $2,538 for the three months ended March 31, 2026, which includes $2,499 of discrete tax expense related to the sale of the Company’s legacy business assets. We recognized income tax expense of $132 for the three months ended March 31, 2025 which includes $9 of discrete tax expense.

Our tax expense for discontinued operations for the three months ended March 31, 2026 is higher than our tax expense for the same period last year due to the sale of the Company’s phone and hotspot assets on January 23, 2026. Tax expenses for the first quarter of 2026 are included in discontinued operations because they primarily relate to the sale of the assets and the gain on the sale of the assets is included in discontinued operations.

Our effective tax rate is 64.61% for the three months ended March 31, 2026, compared to 13.74% in the same period last year. This effective tax rate is calculated by dividing total tax expense for the Company by the loss from continuing operations. Our effective rate is higher than the U.S federal statutory tax rate primarily due to us not matching the taxes on the asset sale with the income from the asset sale in the calculation.

The Company’s material income tax jurisdictions are the United States (federal and California), China and India. As a result of net operating loss and credit carryforwards, the Company is subject to audit for tax years 2023 and forward for federal and California purposes. The China and India tax years are open under the statute of limitations from 2013 and forward.

It is projected that the Company will utilize $8 million of U.S. federal net operating loss carryovers in 2026 to partially offset the projected 2026 U.S. federal taxable income resulting from the Company’s Q1 2026 asset sale. It is projected that the Company will have $5.2 million of U.S. federal net operating loss carryovers at the end of 2026. As of March 31, 2026, the Company has a full valuation allowance on all of its U.S. federal and state deferred tax assets.

The Company’s material income tax jurisdictions are the United States (federal and California), China and India. As a result of net operating loss and credit carryforwards, the Company is subject to audit for tax years 2023 and forward for federal and California purposes. The China and India tax years are open under the statute of limitations from 2013 and forward.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2026, the gross amount of unrecognized tax benefits was approximately zero. If the Company’s estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

All of the tax expense for the three months ended March 31, 2026 and March 31, 2025 are included in discontinued operations.

NOTE 9 — Commitments and Contingencies

Purchase Commitments

There are no noncancelable purchase orders as of March 31, 2026 or December 31, 2025 for continuing operations. The company stopped issuing purchase commitments in 2025 in anticipation of the closing of the asset sale.

Royalty payments

For its discontinue operations, the Company is required to pay per unit royalties to wireless essential patent holders. During the three months ended March 31, 2026, we made a total of $696 in payments for royalties.

General litigation

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these other matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Indemnification

Under the terms of the asset purchase agreement, the Company has indemnification obligations for representations and warranties made by the Company. The $1,500 receivable for cash held back on the balance sheet can be used to cover indemnification obligations. There is no maximum indemnification exposure. The Company is currently negotiating certain indemnification claims with the Buyer and the exposure is not determinable as of March 31, 2026.

For discontinued operations, under the terms of its agreements with wireless carriers and other partners, the Company has agreed to provide indemnification for intellectual property infringement claims related to the Company’s products sold by them to their end customers. From time to time, the Company receives notices from these wireless carriers and other partners of a claim for infringement of intellectual property rights potentially related to their products. These infringement claims have been settled, dismissed, or have not been further pursued by the customers.

NOTE 10 — Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share. Share and per share amounts for the periods ended March 31, 2026 and 2025, have been adjusted retrospectively for the Reverse Stock Split. The numerator amounts are in thousands of dollars.

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Loss from continuing operations	$(3,928)	$(961)
Net income from discontinued operations	10,268	1,419
Net income	$6,340	$458
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	1,265,067	324,431
Earnings (loss) per share – basic and diluted
Continuing operations	$(3.11)	$(2.96)
Discontinued operations	8.12	4.37
Net earnings per share, basic and diluted	$5.01	$1.41

Because we had a net loss from continuing operations, we did not disclose diluted earnings per share amounts for discontinued operations or for overall net income.

Redeemable shares are excluded from the earnings (loss) per share calculation.

The potentially dilutive common shares that were excluded from the calculation of diluted net income per share because their effect would have been antidilutive are as follows. Share amounts for the periods ended March 31, 2026 and 2025, have been adjusted retroactively for the applicable Reverse Stock Split.

	Three Months Ended
	March 31,
	2026	2025
Shares subject to options to purchase common stock	26,077	40,010
Unvested and unissued restricted stock units	85,000	—
Shares subject to warrants to purchase common stock	62,979	19,444
	174,056	59,454

NOTE 11 — Entity Level Information

Segment Information—The Company did not have a reporting segment for continuing operations for the three months ended March 31, 2026.

NOTE 12 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date when the financial statements were issued. Based on the review, except as disclosed below, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

On May 20, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with DNA Holdings Venture, Inc. (the “Purchaser”) pursuant to which the Company sold and issued to the Purchaser a convertible promissory note (the “Note”) in the principal amount of $3,052 for an aggregate purchase price in the same amount.

The aggregate purchase price for the Note consisted of $1,800 in cash and the surrender of the convertible promissory note, dated December 15, 2025, in the principal amount of $1,200 issued by the Company to the Purchaser, including $53 of accrued unpaid interest on such principal amount.

The Purchase Agreement contains customary representations, warranties and covenants by the Company and customary closing conditions. The SPA requires the proceeds from the sale of the Note to be used for working capital purposes, but not for the satisfaction of any Company debt (other than the payment of trade payables in the ordinary course of business), the redemption of common stock or common stock equivalents, the settlement of any litigation, or in violation of certain antibribery and anticorruption laws specified in the Purchase Agreement.

The Note matures on December 31, 2026, accrues interest at a rate of 10% per annum, and, subject to the prior approval of the conversion of the Note by the Company’s stockholders (the “Stockholder Approval”), is convertible into shares of the Company’s common stock at the election of the holder at an initial conversion price of $6.00 per share, subject to adjustment as provided in the Note, provided, that (i) during the continuance of any Event of Default (as defined in the Note), the conversion price will be equal to 80% of the closing price of the common stock on the principal trading market on the date of conversion and (ii) upon the occurrence of a Change of Control Transaction (as defined in the Note), and subject to the prior obtainment of the Stockholder Approval, the conversion price will be equal to the lower of the closing price of the common stock on (x) the original issue date of the Note or (y) the date that the Change of Control Transaction is consummated.

The Company’s obligations under the Note are secured by a first priority lien and security interest in and to the following collateral (collectively, the “Pledged Collateral”): (i) the limited liability company membership interests owned by the Company in its wholly owned subsidiary DNA X, LLC, a Delaware limited liability company, and all dividends, cash, instruments, and other property from time to time received or distributed in respect thereof and all proceeds of any of the foregoing in whatever form. The security interest in the Pledged Collateral is continuing and shall remain in full force and effect until the indefeasible payment in full of the Note, upon which the security interest shall terminate and all rights to the Pledged Collateral shall revert to the Company.

Amendment of Membership Interest Purchase Agreement

Concurrently with the closing, and as a condition and inducement to the Company’s willingness to enter into the Purchase Agreement, the Company and the Purchaser entered into an Amendment No. 1 to the Membership Interest Purchase Agreement (the “Purchase Agreement Amendment”) pursuant to which the Company and the Purchaser agreed to terminate the “Put Option” described therein, effective as of the execution of the Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with “Cautionary Note About Forward-Looking Statements” and our unaudited condensed consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q as well as our most recent Annual Report on Form 10-K for the year ended December 31, 2025 as amended, including Part 1, Item 1A “Risk Factors.”

Company Overview

We are a provider of crypto trading services to the public. Our services are available over the internet at https://dnax.us. We serve individual cryptocurrency traders. Our products allow users to efficiently buy and sell cryptocurrencies with cash or cash equivalents, or to exchange one cryptocurrency for another cryptocurrency. Our platform allows users to execute strategies between pairs of cryptocurrencies that allow them to swap between the currencies as the prices diverge or converge. This allows users to automate strategies without the need to continuously monitor the market. We are developing products to increase the number of cryptocurrencies that are available for trading on our platform and products the Company expects to bring in additional customers and drive additional revenue from commissions and fees.

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

Prior to December 2025, when we acquired our platform, we operated under the name Sonim Technologies, Inc. and were primarily focused on designing and manufacturing cell phones and mobile hotspots. We developed the software that ran on our products. We completed the disposition of substantially all assets of our phone and hotspot business on January 23, 2026.

Our Products

Trading and Swapping Cryptocurrencies

Our https://dnax.us website allows users to trade or swap certain cryptocurrencies for other cryptocurrencies or for cash equivalent currencies. New customers can set up an account on our website that will allow them to trade cryptocurrencies. The customer owns the assets before and after the trade and commissions are automatically deducted from the trade. We do not take custody of any of our customers’ crypto assets. We employ various security measures in an effort to protect our customers and ourselves from cyber threats. The trades on our platform are generally completed immediately and there is no delay in settling the transactions.

Our platform allows anyone to set up an automated trading strategy and to buy one currency when the price ratio with another currency is reached in one direction, and to sell the currency when the ratio is reached in the other direction. This allows users to automatically trade and capture profits as cryptocurrencies trade within certain ranges. These strategies can be viewed by all users and can be duplicated. Our platform maintains histories of the strategies that can be analyzed to develop new strategies. We generate commission revenue from our users’ trading activity on our platform.

We are developing new enhancements to our trading platform that when implemented, are expected to increase trading volume.

Recent Developments

Completion of the Asset Purchase Agreement with Pace Car Acquisition LLC. On January 23, 2026, we completed the sale of substantially all assets and most liabilities related to our legacy phone and mobile hotspot business for a purchase price of $15.0 million in cash, less working capital, indebtedness and transaction expense adjustments for a net sales price of $13.5 million.

Results of Operations

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the full year or in any future period. On January 23, 2026, we completed the sale of our phone and hotspots assets, and many of our employees transferred to the buyer. The accompanying consolidated financial statements and certain tables below present operations from this legacy business as discontinued operations for all periods presented, and the assets and liabilities of this legacy business are presented as assets and liabilities held for sale for the period ended December 31, 2025. Since that time, we have focused on growing and developing our cryptocurrency trading platform, DNA X. The following table presents key components of the Company’s results of discontinued operations for the three months periods ended March 31, 2026 and 2025:

DISCONTINUED OPERATIONS

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED MARCH 31, 2026 and 2025

(IN THOUSANDS)

	2026	2025
Net revenues	$3,805	$16,721
Cost of revenues	4,122	8,365
Gross profit (loss)	(317)	8,356
Operating expenses
Research and development	913	1,633
Sales and marketing	1,123	3,239
General and administrative	453	1,969
Total operating expenses	2,489	6,841
Net income (loss) from operations	(2,806)	1,515
Gain on sale of assets	15,563	—
Other income	49	36
Income before income tax expense	12,806	1,551
Income tax expense	(2,538)	(132)
Net income from discontinued operations	$10,268	$1,419

Gain on sale of assets

Gain on sale of assets of $15.6 million during the three months ended March 31, 2026 is attributable to the disposition of our legacy phone and hotspot business and is calculated as the consideration paid of $15.0 million less a working capital adjustment, less the book value of the assets sold and the liabilities assumed.

The consolidated statement of operations of discontinued operations for the three months ended March 31, 2026 reflects the 23-day period prior to the completion of the asset sale. Revenue for the three months ended March 31, 2025 was $12.9 million higher than in the corresponding period in 2026 because we operated our legacy phone and hotspot business for the entire quarter in 2025 and because there was a one-time release of accrued promotional funds in 2025.

Gross profit was negative in 2026 because we discontinued some products and wrote down inventory.

Operating expenses were lower in 2026 because the period was only for 23 days as compared to an entire quarter in 2025.

Income tax expense of $2.5 million is calculated on the gain on the sale of assets plus the operating net loss for the quarter, and an estimate of future net income or loss for the three remaining quarters of the year. Because the Company has net operating loss carryforwards, the actual cash that will be paid in the United States for income taxes for the 2026 tax year is estimated to be approximately $0.5 million. The estimated taxes are netted with the gain on sale of the assets and are included in discontinued operations.

The following table presents key components of our results of continuing operations (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net revenues	$—	$—
Operating expenses
General and administrative	3,618	870
Total operating expenses	3,618	870
Loss from operations	(3,618)	(870)
Interest expense, net	(131)	(91)
Loss on valuation of derivative liability from convertible note	(227)	—
Equity income from DNA X LLC	48	—
Loss before income taxes	(3,928)	(961)
Income tax expense	—	—
Net loss	$(3,928)	$(961)

General and Administrative

General and administrative expenses for the three months ended March 31, 2026, increased by $2.5 million compared to 2025 primarily due to employee severance ($1.1 million) and bonuses ($0.4 million) triggered by the completion of the asset sale in 2026. Profession fees for audit and tax services increased by $0.5 million in 2026 because of increased complexity with the purchase of DNA X LLC, and the asset sale transaction. Employee compensation after the asset sale for executives was included in General and Administrative in continuing operations in 2026, but employee compensation for executives in 2025 was allocated to discontinued operations. General and administrative expenses are expected to drop significantly for the remainder of 2026 as one-time costs related to the assets sale will not recur.

Other Income

Other income is net income from our DNA X cryptocurrency trading business for the first quarter of 2026. The increase of $0.05 million in comparison to the three months ended March 31, 2025 is due to the fact that we did not own this business in the first quarter of 2025.

Going Concern, Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business for a period of at least one year from the issuance date of the accompanying consolidated financial statements. We had approximately $1.2 million in cash at March 31, 2026. On May 20, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with DNA Holdings Venture, Inc. (the “Purchaser”) pursuant to which the Company sold and issued to the Purchaser a convertible promissory note (the “Note”) in the principal amount of $3,053 for an aggregate purchase price in the same amount. The aggregate purchase price for the Note consisted of $1,800 in cash to the Company and the surrender of the convertible promissory note, dated December 15, 2025, in the principal amount of $1,200 issued by the Company to the Purchaser, including $53 of accrued unpaid interest on such principal amount. These $1,800 in loan proceeds are expected to provide sufficient working capital to pay our obligations through December 31, 2026, when the note matures. If the note is not converted into the Company’s common stock prior to December 31, 2026, then the Company will need to raise additional capital to repay the $3.0 million that will become due on December 31, 2026 from the note. Due to the uncertainty of either the note being converted or of us raising additional capital prior to December 31, 2026 , there is substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,466)	$(9,606)
Net cash provided by investing activities	3,358	—
Net cash provided by financing activities	—	6,378
Net decrease in cash and cash equivalents	$(108)	$(3,228)

Cash flows from operating activities – combined continuing and discontinued operations

For the three months ended March 31, 2026, cash used in operating activities was $3.5 million, primarily attributable to the sale of phone and hotspot inventory and the sale of parts inventory from the discontinued phone and hotspot business of $5,5 million, lower prepaids of $1.7 million, offset by the paydown of accounts payable with the proceeds from the asset sale of $2.7 million.

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

Cash flows from investing activities – combined continuing and discontinued operations

For the three months ended March 31, 2026, cash provided from investing activities was $3.4 million in net cash received from the asset sale. In 2025, there were no significant investing activities.

Cash flows from financing activities – combined continuing and discontinued operations

For the three months ended March 31, 2026, there were no financing activities.

For the three months ended March 31, 2025, the Company received $3.5 million in cash, net of issuance costs, from Streeterville for one of the notes.

Material Cash Requirements

There have been no material changes to our material cash requirements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our consolidated financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2025, that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

Segment Information

We have one business activity and operate in one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, prior to filing this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective for accounting for complicated transactions related to investments and acquisitions.

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

The Company has not resolved this material weakness as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 9 — Commitments and Contingencies” in the accompanying “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021 (Reverse Stock Split)	8-K	001-38907	3.1	September 15, 2021

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective July 17, 2024 (Reverse Stock Split)	8-K	001-38907	3.1	July 18, 2024

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 21, 2025	8-K	001-38907	3.1	April 21, 2025

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective October 16, 2025 (Increase in authorized shares from 100,000,000 to 1,000,000,000)	8-K	001-38907	3.1	October 20, 2025

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective October 27, 2024 (Reverse Stock Split)	8-K	001-38907	3.1	October 24, 2025

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, effective January 23, 2026	8-K	001-38907	3.1	January 27, 2026

3.8	Amended and Restated Bylaws of the Registrant, as amended and restated as of June 14, 2024	8-K	001-38907	3.1	June 14, 2024

4.1	Promissory note dated as of February 21, 2025	8-K	001-38907	4.1	February 21, 2025

4.2	Rights Agreement, dated as of April 21, 2025, by and between Sonim Technologies Inc. and Equiniti Trust Company, LLC, which includes the form Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C	8-K	001-38907	4.1	April 21, 2025

4.3	Form of Common Stock Purchase Warrant, dated as of May 12, 2025, issued by Sonim Technologies, Inc. to the purchasers named therein	8-K	001-38907	4.1	May 16, 2025

4.4	Form of Placement Agent Warrant to Purchase Common Stock, issued on July 2, 2025	8-K	001-38907	4.1	July 2, 2025

4.5	Promissory Note dated as of July 11, 2025	8-K	001-38907	4.1	July 17, 2025

10.1	Liu Separation and Release Agreement, dated as of January 30, 2026	8-K	001-38907	10.1	February 5, 2026

10.2	Becher Separation and Release Agreement, dated as of February 3, 2026	8-K	001-38907	10.2	February 5, 2026

10.3†#	Employment Agreement, dated as of October 16, 2025, by and between DNA X, Inc. and Michael Mulica.	8-K	001-38907	10.1	October 20, 2025

10.4†	First Amendment to Employment Agreement of Mike Mulica, dated as of February 9, 2026.	8-K	001-38907	10.1	February 10, 2026

10.4†#	Amended and Restated Letter Agreement, dated as of December 8, 2023, by and between DNA X, Inc. and Clay Crolius	8-K	001-38907	10.2	December 11, 2023

10.5†	First Amendment to Employment Agreement, dated as of April 15, 2025, by and between DNA X, Inc. and Clay Crolius	8-K	001-38907	10.1	April 16, 2025

10.6†	Second Amendment to Employment Agreement of Clay Crolius, dated as of February 9, 2026	8-K	001-38907	10.2	February 10, 2026

10.8+#	Asset Purchase Agreement, dated as of July 17, 2025, by and among the Company, Pace Car Acquisition LLC and Clay Crolius	8-K	001-38907	2.1	July 22, 2025

10.9	First Amendment to Asset Purchase Agreement, dated as of November 24, 2025, by and among the Company, Pace Car Acquisition LLC and Clay Crolius	8-K	001-38907	2.1	November 26, 2025

10.10#	Second Amendment to Asset Purchase Agreement, dated as of January 23, 2026	8-K	001-38907	2.1	January 27, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Indicates a management contract or compensatory plan or arrangement

#	Schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of all omitted schedules to the SEC upon its request.

+	Certain portions of this exhibit (indicated by [***]) have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant has determined that such redacted information is not material and is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DNA X, INC.

Date: May 20, 2026	By:	/s/ Michael Mulica
Michael Mulica
Acting Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2026	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer
(Principal Financial and Accounting Officer)

