Form 10-Q
period 2026-06-30
DNA X, Inc.
filed 2026-08-19
CIK 1178697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

On August 18, 2026, there were 1,488,268 shares of the registrant’s common stock, par value $0.001, outstanding.

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that act as well as protections afforded by other federal securities laws. Generally, words such as “achieve,” “aim,” “ambitions,” “anticipate,” “believe,” “committed,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goals,” “grow,” “guidance,” “intend,” “likely,” “may,” “milestone,” “objective,” “on track,” “opportunity,” “outlook,” “pending,” “plan,” “position,” “possible,” “potential,” “predict,” “progress,” “roadmap,” “seek,” “should,” “strive,” “targets,” “to be,” “upcoming,” “will,” “would,” and variations of such words and similar expressions identify forward-looking statements, which are not historical in nature. The forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission or the SEC, including without limitation, the following sections:

(i)	Note 10 - Commitments and Contingencies to these Consolidated Financial Statements regarding the possible outcome of, and future effect on our financial condition and results of operations of, certain litigations and other proceedings to which we are a party;
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

ii

PARI I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DNA X, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$900	$1,303
Receivable for cash held back from the asset sale	1,248	—
Receivable, related party	15	—
Prepaid expenses and other current assets	759	676
Current assets held for sale	—	26,930
Total Current assets	2,922	28,909
Investment in DNA X LLC under equity method	—	1,242
Identifiable intangible assets	1,379	—
Deferred tax assets	—	1,441
Other assets	216	274
Non-current assets held for sale	—	12,032
Total assets	$4,517	$43,898

Liabilities and stockholders’ deficit
Accounts payable	683	4,030
Accrued liabilities	960	704
Promissory note, net from related party	2,400	1,035
Promissory notes, net	—	4,030
Derivative liability	797	171
Income tax payable	309	2,598
Current liabilities held for sale	—	38,057
Total current liabilities	5,149	50,625
Deferred tax liability	600	—
Total liabilities	5,749	50,625
Commitments and contingencies (Note 10)	—	—

Redeemable common stock; $0.001 par value; 223,201 shares issued and outstanding; redemption value $1,228 as of December 31, 2025 (Note 7)	—	1,228

Stockholders’ deficit
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized: and 1,488,268 and 1,265,067 shares issued and outstanding at June 30, 2026 and December 31, 2025 respectively*	1	1
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized: and no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital*	297,674	296,309
Accumulated deficit	(298,907)	(304,265)
Total stockholders’ deficit	(1,232)	(7,955)
Total liabilities, redeemable common stock, and stockholders’ deficit	$4,517	$43,898

*	Adjusted retroactively to reflect the 1-for-18 reverse stock split that became effective on October 28, 2025, see Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DNA X, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Continuing operations
Net revenues	$—	$—	$—	$—
Operating expenses
General and administrative	1,278	1,471	4,896	2,341
Total operating expenses	1,278	1,471	4,896	2,341
Net loss from operations	(1,278)	(1,471)	(4,896)	(2,341)
Interest expense, net	(140)	(389)	(271)	(480)
Loss on remeasurement of derivative liability	(11)	—	(238)	—
Gain on extinguishment of debt	191	—	191	—
Equity income from DNA X LLC	—	—	48	—
Net loss from continuing operations before income taxes	(1,238)	(1,860)	(5,166)	(2,821)
Income tax benefit from continuing operations	—	—	—	—
Net loss from continuing operations	(1,238)	(1,860)	(5,166)	(2,821)
Discontinued operations
Income (loss) from discontinued operations	(9)	(5,615)	10,259	(4,196)
Net income (loss)	$(1,247)	$(7,475)	$5,093	$(7,017)
Net income (loss) per share basic and diluted:
Continuing operations*	$(0.91)	$(3.52)	$(3.95)	$(6.61)
Discontinued operations*	$(0.01)	$(10.63)	$7.84	$(9.82)
Net income (loss)*	$(0.92)	$(14.15)	$3.89	$(16.43)
Weighted-average shares used in computing net income (loss) per share:
Basic	1,350,914	528,367	1,308,227	426,962
Diluted	1,350,914	528,367	1,308,227	426,962

*	Adjusted retroactively to reflect the 1-for-18 reverse stock split that became effective on October 28, 2025, see Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DNA X, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended June 30, 2025	Shares (*)	Amount	Capital	Deficit	Deficit
Balance at April 1, 2025	351,857	$—	$282,071	$(283,150)	$(1,079)
Issuance of common stock upon settlement of restricted stock units	42,839	—	—	—	—
Issuance of common stock, net of issuance costs	179,657	4	5,411	—	5,415
Stock-based compensation related to 2024 bonus accrual	—	—	879	—	879
Stock-based compensation	—	—	926	—	926
Impact of retroactively adjusted reverse stock split	—	(3)	3	—	—
Net income	—	—	—	(7,475)	(7,475)
Balance at June 30, 2025	574,353	$1	$289,290	$(290,625)	$(1,334)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended June 30, 2026	Shares(*)	Amount	Capital	Deficit	Deficit
Balance at April 1, 2026	1,265,067	$1	$296,613	$(297,597)	$(983)
Reclass redeemable common stock to permanent common stock at $4.315 on May 26, 2026	223,201	—	963	(63)	900
Stock-based compensation	—	—	98	—	98
Net income	—	—	—	(1,247)	(1,247)
Balance at June 30, 2026	1,488,268	$1	$297,674	$(298,907)	$(1,232)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Six Months Ended June 30, 2025	Shares (*)	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	276,881	$—	$277,908	$(283,608)	$(5,700)
Issuance of common stock upon settlement of restricted stock units	42,956	—	—	—	—
Issuance of common stock, net of issuance costs	254,516	5	8,947	—	8,952
Stock-based compensation related to 2024 bonus accrual	—	—	1,215	—	1,215
Stock-based compensation	—	—	1,216	—	1,216
Impact of retroactively adjusted reverse stock split	—	(4)	4	—	—
Net income	—	—	—	(7,017)	(7,017)
Balance at June 30, 2025	574,353	$1	$289,290	$(290,625)	$(1,334)

	Common stock		Additional Paid-in	Accumulated	Stockholders’
For the Six Months Ended June 30, 2026	Shares(*)	Amount	Capital	Deficit	Deficit
Balance at January 1, 2026	1,265,067	$1	$296,309	$(304,265)	$(7,955)
Change in fair value of redeemable common stock	—	—	—	328	328
Reclass redeemable common stock to permanent common stock at $4.315 on May 26, 2026	223,201	—	963	(63)	900
Stock-based compensation	—	—	402	—	402
Net income	—	—	—	5,093	5,093
Balance at June 30, 2026	1,488,268	$1	$297,674	$(298,907)	$(1,232)

(*)	Adjusted retroactively to reflect the 1-for-18 reverse stock split that became effective on October 28, 2025, see Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DNA X, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$5,093	$(7,017)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of assets, net of cash	(15,311)	—
Depreciation and amortization	134	1,852
Stock-based compensation ($309 from continuing and $93 from discontinued operations for 2026 and all from discontinued operations for 2025-see Note 8)	402	1,216
Loss on remeasurement of derivative liability	238	—
Gain on extinguishment of debt	(191)	—
Release of customer allowance liability	—	(5,490)
Impairment of contract fulfillment assets	—	1,084
Investment income from DNA X LLC under the equity method	(48)	—
Other	—	36
Changes in operating assets and liabilities:
Accounts receivable	250	1,330
Non-trade receivable	94	152
Deferred tax liability	600	—
Deferred tax asset	1,364	—
Inventory	5,490	986
Prepaid expenses and other current assets	1,512	(589)
Contract fulfillment assets	129	(4,383)
Other assets	(74)	(18)
Accounts payable	(2,672)	(2,265)
Accrued liabilities	(2,009)	(1,433)
Income tax payable	(468)	51
Net cash used in operating activities	(5,467)	(14,488)
Cash flows from investing activities:
Net cash received from asset sale	3,358	—
Additions to identifiable intangibles - software assets	(94)	—
Net cash provided by investing activities	3,264	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	8,952
Proceeds from promissory note, net of issuance costs	1,800	2,790
Repayments of short-term borrowings	—	(591)
Net cash provided by financing activities	1,800	11,151
Net decrease in cash and cash equivalents	(403)	(3,337)
Cash and cash equivalents at beginning of period	1,303	5,343
Cash and cash equivalents at end of period	$900	$2,006
Supplemental disclosure of cash flow information:
Cash paid for interest	$257	$241
Cash paid for income taxes	$—	$28
Supplemental disclosure of non-cash activities:
Repayment of notes payable from proceeds of asset sale	$5,476	$—
Receivable for cash held back from asset sale	$1,248	$—
Reclass of investment to intangibles, related party receivables, and accrued liabilities	$1,290	$—
Accrued bonus settled in equity	$—	$1,215

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

The trading platform generates revenue from trading commissions that are based on the value of the trades that customers execute on the DNA X trading website. The trading platform is adding enhancements such as perpetual futures and trading in AI compute time. The website is not currently open to the public as the Company is developing and testing the new services. Potential customers are individual and institutional investors.

Liquidity and Ability to Continue as a Going Concern—The Company’s consolidated financial statements account for the continuation of its business as a going concern. The Company is subject to the risks and uncertainties associated with operating an AI and crypto trading platform including the ability to attract new customers and to keep existing customers from moving their business to other competitors. On July 8, 2026, the Company received $2,500 in cash from the sale of preferred shares to DNA Holdings Venture Inc. (“DNA Holdings”). On July 8, 2026 the $3,053 convertible note that the Company previously issued was cancelled and exchanged for preferred stock of the Company. On August 7, 2026, the Company received an additional $2,500 in cash from the sale of preferred shares to DNA Holdings. See Note 13. There is one class of preferred stock and it is convertible into common stock of the Company upon stockholders’ approval. The preferred stock does not have any special dividend rights or any voting rights. The $5,000 received and is expected to be sufficient to support completing enhancements to the DNA X trading platform and to allow the Company to pay obligations as they become due over the year following the filing of this 10-Q.

Reverse Stock Split—On October 28, 2025, the Company effected a 1-for-18 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). The Company’s common stock began trading on the Nasdaq Capital Market on a post-split basis on October 29, 2025. As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 18, 2025, was automatically converted into one-eighteenth (1/18) of a share of common stock. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share, instead cash was paid to stockholders for the value of the fractional share.

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

Principles of Consolidation—The accompanying consolidated financial statements through January 23, 2026 include the accounts of DNA X, Inc. and its wholly owned foreign subsidiaries, Sonim Technologies (India) Private Limited, Sonim Technologies (Shenzhen) Limited, Sonim Technologies Inc. Shenzhen Limited Beijing Branch, Sonim Technologies (Hong Kong) Limited, Sonim Technologies Germany GmbH and Sonim Technologies Communications India Private Limited (collectively, the “Company”). After the Company’s subsidiaries in Shenzhen, Beijing, Hong Kong, and Germany were sold on January 23, 2026, only Sonim Technologies (India) Private Limited is consolidated after January 23, 2026. On May 26, 2026, the Company was deemed to gain control over DNA X LLC, and after this date the Company also includes DNA X LLC in their consolidated financial statements.

Reclassifications—Prior period amounts were reclassified to conform to the current period presentation including the separation of amortization of debt discounts and issuance costs on the statement of cash flow.

Assets Held For Sale—The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) management has initiated an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group, (iv) the sale of the property within one year is considered probable, (v) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value and (vi) significant changes to the plan to sell are not expected. Property classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. During the fourth quarter ended December 31, 2025, the Company deemed that its phone and hotspot operations met the held for sale criteria and was classified as such on the audited condensed consolidated balance sheet for the December 31, 2025 balance sheet and the prior period that was presented. The six criteria were met on December 30, 2025 when the stockholders approved the asset sale and the asset sale became probable.

Discontinued Operations—The Company deems it appropriate to classify a business as a discontinued operation if the related disposal group meets all the following criteria: (i) the disposal group is a component of the Company, (ii) the component meets the held-for-sale criteria, and (iii) the disposal of the component represents a strategic shift that has a major effect on the Company’s operations and financial results. During the fiscal quarter ended December 31, 2025, the Company deemed its phone and hotspot operations to be discontinued operations due to the disposal group meeting all three criteria. As such, the results of the phone and hotspot operations are presented as discontinued operations in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2026 and June 30, 2025, and have been excluded from both continuing operations and segment results for all periods presented.

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

The Company’s director, Scott Walker, has an ownership interest of approximately 50% in DNA Holdings, the entity that sold the DNA X LLC cryptocurrency trading platform to the Company. The entity received 19.99% of the pre-transaction shares of the Company in redeemable shares of common stock of the Company on December 15, 2025. As of June 30, 2026, these shares, which are no longer redeemable, represented approximately 15% of the Company’s outstanding common stock. On May 26, 2026, DNA Holdings purchased a convertible promissory note in the principal amount of $3,053 in exchange for $1,800 in cash and the cancellation of the entire $1,200 principal amount of a convertible promissory note previously issued to DNA Holdings and $53 of accrued unpaid interest due under such convertible promissory note. On July 8, 2026 the $3,053 convertible promissory note was surrendered and exchanged for preferred stock in the Company, and DNA Holdings purchased additional preferred stock for $2,500 in cash. This preferred stock has the right to convert to common stock in the Company upon stockholders’ approval. The preferred stock does not have any voting rights. See Note 13.

The Company has executed a Transition Services Agreement with DNA Holdings to facilitate the paying of certain contractors that work on enhancements to the DNA X software. Through June 30, 2026, the company has reimbursed DNA Holdings $94 for the costs of these consultants. All transactions between the Company and DNA Holdings have been approved by the Company’s management.

Redeemable Common Stock—Stock that was issued for the DNA X LLC business was classified as redeemable common stock in the temporary equity section of the balance sheet from its issuance on December 15, 2025 until May 26, 2026, when the put option that gave DNA Holdings the right to take back the DNA X LLC business was terminated. As of June 30, 2026, the common stock that was issued to DNA Holdings for the DNA X LLC business is classified as permanent equity.

Estimates—The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include, but are not limited to, estimates related to revenue recognition; valuation assumptions regarding the determination of the fair value of common stock, as well as stock options; the useful lives of the Company’s long-lived assets; intangible assets; product warranties; loss contingencies; the recognition and measurement of income tax assets and liabilities, including uncertain tax positions; the net realizable value of inventory; allowances for credit losses; and estimation of assets and liabilities for operating entities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities.

Concentrations of Credit Risk—The Company plans on relaunching its cryptocurrency trading platform later this year and the commission revenue will be concentrated in the cryptocurrency trading industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s consolidated operating results.

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality, federally insured commercial banks in the United States and cash balances are in excess of federal insurance limits as of June 30, 2026 and the year ended 2025.

Segment Information—The Company considers the cryptocurrency trading platform that is under development to be a reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents. As of June 30, 2026 and December 31, 2025, cash and cash equivalents consist of cash deposited with banks and money market funds. Included in the Company’s cash and cash equivalents are amounts held by foreign subsidiaries. After the sale of all of the Company’s foreign subsidiaries except for Inda, the Company has less than $250 in foreign bank accounts.

Receivable for Cash Held Back from the Asset Sale—All customer accounts receivable were sold on January 23, 2026 with the asset sale. The only remaining non-trade receivable is from the Buyer of the Company’s assets and is due on October 28, 2026. The original amount held back was $1,500 and the amount has been reduced to $1,248 to reflect severance payments that were made by the Buyer on behalf of the Company. Payment of the receivable is subject to indemnity claims by the Buyer.

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

Identifiable Intangible Assets—The Company acquired identifiable intangible assets for the trading platform and for the trademarks and domain names of DNA X. These assets were acquired on May 26, 2026 when the Company gained accounting control of DNA X LLC. The assets were recorded as fair value on May 26, 2026 based on information from a third party valuation company. The intangible assets are amortized on a straight-line bases over 5 years for software and over 10 years for trademarks. See Note 4. For the DNA X trading platform, software that was developed after May 26, 2026 is capitalized if the project has been approved, is likely to be completed, and has not been made available for its intended use. Major enhancements to the software are also capitalized. Software costs that do not meet these criteria are expensed in the current period.

Asset Acquisition vs. Business Acquisition— The Company evaluates each acquisition to determine whether the acquired set of assets and activities meets the definition of a business under ASC 805, Business Combinations. The Company may elect to apply the optional concentration test. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the acquired set is not considered a business. If the concentration test is not applied or is not met, the Company evaluates whether the acquired set includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. An acquired set that does not meet the definition of a business is accounted for as an asset acquisition. See Note 7 for how this was applied to the gain of control of DNA X LLC on May 26, 2026.

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

On May 26, 2026, the Company determined that its interest in DNA X LLC became a controlling interest and the assets of the DNA X LLC subsidiary were consolidated into the Company’s consolidated financial statements beginning on May 26, 2026

Equity Method Investments—The Company accounts for investments in entities over which it has the ability to exercise significant influence, but not control, using the equity method of accounting in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the voting interests of an entity; however, the Company also considers qualitative factors such as representation on the board of directors, participation in policy-making decisions, and material intercompany transactions. Under the equity method, investments are initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee’s net income or loss and distributions received. The Company’s share of earnings or losses is recorded as a separate line item within the consolidated statements of operations.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the Company determines that a decline in fair value is other-than-temporary, the investment is written down to its estimated fair value. Distributions received from equity method investees are accounted for as reductions of the carrying amount of the investment unless the distributions represent a return on investment. The Company discontinues applying the equity method when its investment balance is reduced to zero and resumes recognizing its share of earnings only after its share of cumulative earnings exceeds previously unrecognized losses. The Company recognized $48 in net income from its investment in DNA X LLC for the six months ended June 30, 2026. The Company recorded this $48 as other income on its unaudited condensed consolidated statement of operations. On May 26, 2026, the Company gained full control over DNA X LLC and converted its interest in DNA X LLC from an equity method investment to a consolidated entity. There was no gain or loss on the conversion as the value of the net assets acquired were equal to the carrying value of the investment.

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

Revenue related to the phone and hotspot business is included in discontinued operations for all periods presented. DNA X LLC was accounted for as an equity investment through May 26, 2026. After May 26, 2026, control of DNA X LLC by the Company was achieved, and subsidiary is consolidated into the Company’s financial statements as of June 30, 2026.

Revenue recognition for discontinued operations was reduced for discounts, price protection and customer incentives.

Cost of Revenues—Cost of revenue is related to the phone and hotspot business.

Advertising—The Company expenses the costs of advertising, including promotional expenses, as incurred. For the six months ended June 30, 2026 and 2025 the Company had no advertising expenses.

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

Comprehensive Income or Loss—The Company had no items of comprehensive income or loss other than net loss for the six month ended June 30, 2026 and the year ended December 31, 2025. Therefore, a separate statement of comprehensive loss has not been included in the accompanying consolidated financial statements.

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

Net Earnings (Loss) per Share—Net earnings (loss) per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. For the six months ended June 30, 2026 and 2025, for purposes of the calculation of diluted net loss per share, warrants to purchase stock, unvested restricted stock units and stock options to purchase common stock are considered potentially dilutive securities. Because we had a net loss in continuing operations, we did not present fully diluted earnings per share for the second quarter of 2026 or 2025.

Promissory Notes—The Company accounts for promissory notes in accordance with ASC 470, Debt. Promissory notes are initially recorded at the amount of cash proceeds received, net of any original issue discount and direct issuance costs. Debt discounts and issuance costs are amortized to interest expense over the term of the note using the effective interest rate method, which approximates the effective interest method. Interest is accrued based on the stated interest rate. For convertible notes we analyze the note’s terms and determine if the conversion feature needs to be bifurcated from the debt portion. For the two DNA Notes (see note 6) we determined that they needed to be bifurcated between the debt portion and a derivative liability for the conversion feature.

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

Debt Extinguishment—The Company evaluates new debt agreements with the counterparties of existing debt holders to determine if the new debt should be accounted for as a debt modification or a debt extinguishment of the old debt. If the change in value between the new debt and the old debt is greater than or equal to 10% of the debt, then the transaction would be considered a debt extinguishment. If less than 10% then it would be considered a debt modification. See Note 6 for how this was applied to the new note on May 26, 2026.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used for the period ended June 30, 2026 and December 31, 2025.

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

The following tables sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value (in thousands of dollars):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1	$—	$—	$1

Liabilities:
Derivative liability – conversion feature on note	$—	$—	$797	797

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds *	$1	$—	$—	$1

Liabilities:
Derivative liability – conversion feature on note	$—	$—	$171	171

*	Included in cash and cash equivalents on the consolidated balance sheets.

NOTE 4—Identifiable Intangible Assets

The company acquired identifiable intangible assets as part of the asset acquisition of DNA X LLC. The details for identifiable intangible assets as of June 30, 2026 are as follows in thousands of dollars:

	Transfer from DNA X LLC May 26, 2026	Additions YTD 2026	Accumulated Amortization	Ending Balance June 30, 2026
Software Technology DNA X platform	$1,100	$94	$—	$1,194
Trademarks DNA X	185	—	—	185
Outstanding at June 30, 2026	$1,285	$94	$—	$1,379

The software assets will be amortized over management’s estimated useful life of 5 years and the trademarks assets will be amortized over management’s estimated useful life of 10 years. Since the Company acquired the intangible assets, the Company has not begun amortization of either asset because neither asset has been placed in service after May 26, 2026.

NOTE 5—Closing of the Asset Sale

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

The Company changed its name to DNA X, Inc. in connection with the Asset Sale. Following the closing, the Company has focused on the development and commercialization of the DNA X trading platform that uses on-chain trading protocol designed to enable users to automate certain decentralized exchange trading strategies. The Company is enhancing the platform to include trading of AI compute time.

The transaction resulted in a $15,311 pre-tax gain for Company and related tax expense of $2,295 for a post tax gain of $13,016 The transaction is included in income from discontinued operations for the first quarter of 2026. For all periods presented, the assets and liabilities sold or assumed were segregated as a disposal group. The sale of the assets represents a strategic shift away from manufacturing hardware because of the high cost of developing new products, higher costs of manufacturing products outside of China, and competition from larger competitors with more resources. As of December 31, 2025, the phone and hotspot business met the criteria for “Held for Sale” classification. Results of the phone and hotspot business have been retrospectively reclassified as discontinued operations for all periods presented. No impairment was recognized as the fair value less costs to sell was not lower than the carrying amount. Discontinued operations represent 100% of the revenue in 2025 and the first half of 2026, and approximately 89% of the Company’s assets as of December 31, 2025.

On December 30, 2025, a special stockholders’ meeting was held and stockholders voted the majority of the outstanding shares in favor of approving the asset sale. This approval made it probable that the assets sale would be completed and was the final criteria that was necessary to record the assets as held for sale. On December 31, 2025 the assets and liabilities of the phone and hotspot disposal group were classified as held for sale. The disposal group was also classified as discontinued operations as of December 31, 2025 and for the six months ended June 30, 2026.

The following schedules present the carrying amounts of major classes of assets and liabilities associated with the disposal group as of December 31, 2025, the statement of operations for the disposal group, and cash flow for the disposal group. All assets and liabilities that were held for sale on December 31, 2025, were sold or disposed of as of June 30, 2026:

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

Discontinued operations activity for the six months ended 2026 covers the period January 1, 2026 through January 23, 2026. Discontinued operations activity for 2025 covers the entire three or six month period.

DNA X, INC.

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenues	$—	$11,190	$3,805	$27,911
Cost of revenues	—	10,345	4,122	18,710
Gross profit (loss)	—	845	(317)	9,201
Operating expenses
Research and development	—	909	913	2,542
Sales and marketing	—	3,445	1,123	6,684
General and administrative	—	1,752	453	3,721
Total operating expenses	—	6,106	2,489	12,947
Net loss from operations	—	(5,261)	(2,806)	(3,746)
Gain (loss) on sale of assets	(252)	—	15,311	—
Other income	—	(215)	49	(179)
Net before income taxes	(252)	(5,476)	12,554	(3,925)
Income tax benefit (expense)	243	(139)	(2,295)	(271)
Net income (loss) from discontinued operations	$(9)	$(5,615)	$10,259	$(4,196)

The following cash flows are for discontinued operations only and are supplemental to the Statement of Cash Flows that includes both continuing operations and discontinued operations.

DISCONTINUED OPERATIONS

CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2026 and 2025

(IN THOUSANDS)

	2026	2025
Cash flows from operating activities for discontinued operations:
Net income	$10,259	$(6,056)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	1,852
Stock-based compensation	93	1,216
Release of customer allowance liability	—	(5,490)
Gain on sale of assets, net assets transferred	(15,311)	—
Other	—	36
Changes in operating assets and liabilities:
Accounts receivable	250	1,330
Non-trade receivable	—	152
Inventory	5,490	986
Prepaid expenses and other current assets	1,663	(570)
Contract fulfillment assets	129	(4,383)
Other assets	(103)	(12)
Accounts payable	(1,934)	(2,265)
Accrued liabilities	—	(1,473)
Income taxes payable	—	1,764
Net cash provided by (used in) operating activities from discontinued operations	536	(12,913)
Cash flows from investing activities
Net cash received from asset sale	3,358	—
Net cash provided by investing activities from discontinued operations	3,358	—

The Company ceased depreciation and amortization of property, plant, and equipment and intangible assets included in the Disposal Group starting on December 31, 2025.

NOTE 6 — Promissory Notes

Convertible Promissory Note from DNA Holdings Venture Inc., a Related Party

On December 15, 2025, the Company issued a note (the “Original DNA Note”) to DNA Holdings in exchange for proceeds of $1,200 in cash. The Original DNA Note was an unsecured obligation of the Company and would have matured on December 15, 2026. The Original DNA Note bore interest at a rate of 10% per annum, payable in cash on the earlier of (i) the Maturity Date and (ii) the date of any mandatory redemption of the Original DNA Note. Upon the occurrence and during the continuance of an event of default under the Original DNA Note, the interest rate would have increased to 20% per annum. On January 30, 2026, when an owner of DNA Holdings became a member of the Company’s board of directors, the Original DNA Note became a related party note.

On May 26, 2026, the Original DNA Note was cancelled and the $1,200 balance of the Note, plus $53 in accrued interest, was transferred to a new note with the same counterparty. This new note included an additional $1,800 that was paid in cash to the Company on May 26, 2026. The initial principal amount of the new note was $3,053 (the “New DNA Note”).

The Company reviewed the transaction to determine if it met the criteria as a debt modification or a debt extinguishment. The Company evaluated the exchange of the Original DNA Note for the New DNA Note to determine whether the transaction should be accounted for as a debt modification or a debt extinguishment. Because the present value of the cash flows under the terms of the New DNA Note differed by more than 10% from the present value of the remaining cash flows under the Original DNA Note, the Company determined that the transaction should be accounted for as a debt extinguishment. Accordingly, the Company derecognized the Original DNA Note and accounted for the New DNA Note as a new debt instrument.

On May 26, 2026, the Company derecognized the outstanding loan principal, loan discounts, accrued interest, and derivative liability for the conversion feature associated with the Original DNA Note. A gain on extinguishment of $191 was recognized with the derecognition.

The New DNA note issued on May 26, 2026 was cancelled and exchanged for preferred stock on July 8, 2026. See Note 13.

Prior to its cancellation, the New DNA Note provided for maturity on December 31, 2026, accrued interest at a rate of 10% per annum, and, subject to the prior approval of the conversion of the Note by the Company’s stockholders, would have been convertible into shares of the Company’s common stock at the election of the holder at an initial conversion price of $6.00 per share, subject to adjustment as provided in the New DNA Note, provided, that (i) during the continuance of any Event of Default (as defined in the New DNA Note), the conversion price would have been equal to 80% of the closing price of the common stock on the principal trading market on the date of conversion and (ii) upon the occurrence of a Change of Control Transaction (as defined in the New DNA Note), and subject to the prior obtainment of the aforementioned stockholder approval, the conversion price would have been equal to the lower of the closing price of the common stock on (x) the original issue date of the New DNA Note or (y) the date that the Change of Control Transaction is consummated.

The Company’s obligations under the New DNA Note were secured by a first priority lien and security interest in and to the following collateral: (i) the limited liability company membership interests owned by the Company in DNA X, LLC, and all dividends, cash, instruments, and other property from time to time received or distributed in respect thereof and all proceeds of any of the foregoing in whatever form. The security interest in the pledged collateral terminated and all rights to the pledged collateral reverted to the Company in connection with the cancellation of the New DNA Note.

The following table presents the components of the net carrying amount of the New DNA Note that is from a related party. This is the only note outstanding as of June 30, 2026. (in thousands of dollars):

Principal	$3,053
Less: unamortized debt discount	(653)
Current portion	$2,400
Long term portion	$—

Cancellation and Exchange of New DNA Note

On July 8, 2026, the full value of the New DNA Note, including accrued interest, was cancelled and exchanged for preferred stock of the Company at a purchase price of $6.00 per share. Each preferred share can be converted into one share of common stock upon stockholders’ approval. The preferred shares have no special rights to dividends and no voting rights. See Note 13.

Because the New DNA Note contained an alternate conversion price, the conversion price was not fixed, and we are required to separate the debt portion from the conversion feature portion. We determined the value of the conversion feature using a binomial tree option calculation. A debt discount of $679 was recorded based on the calculation, with the offset to a derivative liability. The debt discount is amortized on a straight-line basis through the maturity date of December 31, 2026. The derivative liability was remeasured on June 30, 2026 using the same binomial tree option calculation.

The schedule below shows the change in the fair value of the derivative liability for the December 15, 2025 DNA Holdings Note (in thousands of dollars):

Activity
Beginning balance (December 15, 2025)	$171
Balance at December 31, 2025	171
Fair value adjustment March 31, 2026	227
Balance at March 31, 2026	398
Fair value adjustment May 26, 2026	(107)
Ending value prior to derecognition (May 26, 2026)	$291

For the DNA Holdings May 26, 2026 Note (in thousands of dollars):

	2026	2025
Beginning balance (May 26, 2026)	$679	$—
Fair value adjustment	118	—
Ending value (June 30)	$797	$—

On May 26, 2026, the Company used a binomial tree option calculation to determine the fair value of the conversion feature using the following inputs: strike price $6.00, stock price on May 26, 2026 which was $4.315, days to expiration 219, volatility 130.8%, and risk-free interest rate of 3.77%.

The closing of the note transaction on May 26, 2026 was done contemporaneously with the termination of the put option on the purchase of the DNA X LLC business. See Note 7.

Streeterville Capital LLC Notes

On January 23, 2026, the Company paid off promissory notes issued to Streeterville Capital LLC in February 2025 and July 2025 using proceeds from the transactions contemplated by the Asset Purchase Agreement. The total payoff for both notes was $5,467. See Note 5.

The effective interest rate on the February 2025 note and the July 2025 note are approximately 28.4%, and 23.0%, respectively, for the period from the date of issuance through the date they were paid in full on January 23, 2026.

The following table sets forth total interest expense recognized related to the Streeterville notes and the DNA Holdings December 15, 2025 note, and financing fees from factored accounts receivable for the three and six months ended June 30, 2026 (in thousands of dollars):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Contractual interest expense	$49	$80
Amortization of debt discount and issuance costs	91	134
Financing costs on factored accounts receivable	—	57
	$140	$271

The following table presents the components of the net carrying amount of the only outstanding note as of December 31, 2025:

Principal	$5,652
Less: unamortized debt discount and debt issuance costs	(587)
$5,065
Current portion	$5,065
Long-term portion	$—

The effective interest rate on the Note was 22.6% for the period from the date of issuance through June 30, 2025. The following table sets forth total interest expense recognized related to the Note:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Contractual interest expense	$76	$106
Amortization of debt discount	45	64
Amortization of debt issuance costs	40	62
Interest expense	$161	$232

NOTE 7 — Stockholders’ Deficit

On October November 2, 2018, the Company amended and restated its previous certificate of incorporation and adjusted its authorized capital stock (par value of $0.001) to consist of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. On October 16, 2025, at a special meeting of stockholders, our stockholders approved an amendment to our amended and restated certificate of incorporation increasing the authorized shares of our common stock from 100,000,000 to 1,000,000,000. Each outstanding share of common stock entitles the holder to one vote on each matter properly submitted to the stockholders of the Company for vote. As of June 30, 2026, no shares of preferred stock have been issued. On July 8, 2026, the Company sold to DNA Holdings Class B preferred stock for the purchase of new equity and the conversion of a note. See Note 13.

Purchase of DNA X LLC Membership Units with Issuance of Redeemable Common Stock

On December 15, 2025, the Company entered into a membership interest purchase agreement with DNA Holdings pursuant to which the Company purchased 100% of the membership interests in DNA X LLC, a Delaware limited liability company, for an aggregate purchase price of 223,201 redeemable shares of the Company’s common stock that had a fair value of $1,228 on the December 15, 2025 closing date, representing 19.99% of the outstanding shares of the Company’s common stock prior to the issuance. As of May 26, 2026, the value of the stock issued was $963 based on the closing stock price on May 26, 2026.

DNA X LLC is engaged in the business of DNA X DeFi, an advanced on-chain trading protocol that lets users automate their decentralized exchange trading — things like limit orders, grid / range orders, and recurring trades. DNA X LLC operates a crypto trading platform (https//dnax.us) that allows customers to buy and sell cryptocurrencies, and to implement strategies to buy and sell cryptocurrency pairs to take advantage of fluctuations of market prices between cryptocurrency pairs. The platform allows investors to efficiently implement trading strategies, to track historical results, and to monitor other traders’ strategies. The Company purchased this business because of the growth potential of commission revenue that will be generated as more customers join the platform and as trading volume increases as additional cryptocurrencies are added. The purchase allows the Company to diversify away from the capital intensive device hardware business that has little growth potential, into an industry with huge growth potential and requires lass ongoing capital investments.

The transaction closed contemporaneously with the sale of a note for $1,200 to DNA Holdings. See Note 6.

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

The Membership Interest Purchase Agreement also grants DNA Holdings a put option (the “Put Option”). If at any time prior to June 30, 2026 (the “Put Period”) DNA X does not realize either (i) aggregate trading volume of at least $600,000,000 or (ii) aggregate revenues of at least $1,000,000 per day, DNA Holdings will have the right, during the Put Period, to exchange the shares of common stock issued to DNA Holdings under the Membership Interest Purchase Agreement for the Purchased Interests then held by the Company. To the extent not exercised during the Put Period, the Put Option will terminate upon the expiration of the Put Period. See below for discussion of termination of the Put Option on May 26, 2026.

The Company determined that it had significant influence over DNA X LLC because it participated in the governance and operations of DNA X LLC and had the ability to influence its operating and financial policies. However, while the Put Option remained outstanding, the substantive rights held by the Seller prevented the Company from having the power to direct the activities that most significantly impacted DNA X LLC’s economic performance. Accordingly, the Company accounted for its investment in DNA X LLC under the equity method of accounting until May 26, 2026, when the Put Option was terminated. The carrying amount of the Company’s investment in DNA X LLC was $1,290 as of May 26, 2026. The Company’s share of earnings from DNA X LLC was included in other income from continuing operations and was $48 for the six months ended June 30, 2026. The Company’s assessment considered DNA X LLC’s governance structure and contractual arrangements established in connection with the acquisition of its interest, including the Put Option held by the Seller. The Put Option provides the Seller with substantive kick-out rights, through the Put Period ending on May 26, 2026, when it was terminated, including the ability to remove the Company from its decision-making role over DNA X LLC’s significant activities. As a result, the Company considered DNA X LLC as a variable interest entity (“VIE”), however, the Company is not the primary beneficiary and does not control DNA X LLC. Accordingly, the Company did not consolidate DNA X LLC while the Put Option was outstanding. The Company began consolidating DNA X LLC on May 26, 2026 with the termination of the Put Option.

The Company determined that it has significant influence over DNA X LLC because until the Put Option is exercised, it controls the governance structure and directs the activities that most significantly impact DNA X LLC’s economic performance. This significant influence requires the Company to account for the investment in DNA X LLC under the equity method of accounting. The carrying amount of the Company’s investment in DNA X LLC is $1,290 as of May 26, 2026, which is the day that the Put Option was terminated. Until May 26, 2026, DNA X LLC is included as an equity method investment in the consolidated balance sheets. The Company’s share of earnings from DNA X LLC is included in other income from continuing operations in the consolidated statements of operations and was $48 for the six months ended June 30, 2026. The Company began operating the DNA X LLC operations on December 15, 2025, and continues to operate the DNA X LLC operations today.

Because the stock issued could have been returned to the Company if the Seller exercised its Put Option, the Company classified the stock issued to the Seller as redeemable common stock on the consolidated balance sheets prior to May 26, 2026. The Company considered this to be temporary equity which was not included with other permanent equity on the consolidated balance sheets. When the Put Option was terminated on May 26, 2026, the redeemable common stock was reclassified as permanent equity. The redemption value at May 26, 2026 is calculated as $963 using the $4.315 closing stock price on May 26, 2026. The change in the redemption value of $63 was charged to accumulated deficit.

The activity of the redeemable common stock is as follows:

Value upon share issuance on December 15, 2025	$1,228
Less: decrease in value through March 31, 2026	(328)
Plus: increase in value through May 26, 2026	63
Redeemable stock reclassified to permanent equity on May 26, 2026	$963

Securities Purchase Agreement for DNA Holdings for Shares Received from the Sale of DNA X LLC

The Purchase Agreement contains customary representations and warranties of the Company and DNA Holdings. Additionally, pursuant to the Purchase Agreement, the Company made certain covenants including, but not limited to: (i) timely filing of its reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended, (ii) restrictions on the adoption of stockholder rights plans, poison pills, or similar anti-takeover measures, (iii) limitations on the use of proceeds from the Offering to the ordinary course of business of the Company, and (vi) for so long as the DNA Note remained outstanding, a covenant not to effect or enter into any variable rate transaction (as defined in the Purchase Agreement).

Additionally, under the Purchase Agreement, DNA Holdings has agreed to a voting arrangement that is substantially identical to the voting arrangement described above under “Membership Interest Purchase Agreement.”

See Note 6 for information on the convertible promissory note that was with the same counterparty.

On May 26, 2026 the Put Option was terminated. Upon termination, the Company reevaluated its position as it relates to DNA X LLC and determined that the Company is now the primary beneficiary, as DNA Holdings no longer has the power to direct the activities that most significantly impact DNA X LLC’s economic performance. The Company’s assessment considered DNA X LLC’s governance structure and contractual arrangements established in connection with the acquisition of its interest. The termination of the Put Option eliminates the ability of DNA Holdings to remove the Company from its decision-making role over DNA X LLC’s significant activities. As a result, the Company gained full control over DNA X LLC and the Company recorded the acquisition of DNA X LLC as an asset acquisition on May 26, 2026. The Company has operated the DNA X LLC platform since December 15, 2025.

The following are the fair values of major classes of assets acquired and liabilities assumed as of the May 26, 2026 acquisition date (in thousands of dollars):

Assets acquired:
Receivable from DNA Holdings	109
Intangible assets-software	1,100
Intangible assets-trademarks	185
Total asset	1,394

Liabilities assumed:
Accounts payable	104

Net assets acquired	$1,290

Derecognition of equity investment	$1,290

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

The ChEF agreement was terminated on May 29, 2026.

Warrants issued to Roth Capital Partners, LLC in connection with its services as placement agent with respect to a registered public offering of the Company’s common stock

The Company issued to Roth Capital Partners, LLC (“Roth”), (the “Placement Agent”) warrants to purchase up to an aggregate of 11,604 shares of Common Stock, as adjusted for the Reverse Stock Splits (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $13.50 per share, as adjusted for the Reverse Stock Splits, became exercisable until January 2, 2026, and expire on July 2, 2030. The exercise prices of the Placement Agent Warrants are subject to appropriate adjustment in the event of stock dividends, stock splits, stock combinations, reorganizations or similar events affecting the Common Stock. Subject to limited exceptions, a holder of Placement Agent Warrants will not have the right to exercise any portion of its Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, upon election by a holder prior to the issuance of any Warrants, 9.99%) of the shares of common stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding.

NOTE 8 — Stock-Based Compensation

Stock-based compensation expense is as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of revenues	$—	$13	$13	$15
Research and development	—	12	20	14
Sales and marketing	—	329	60	394
General and administrative	98	572	309	793
	$98	$926	$402	$1,216

In 2026, continuing operations includes the stock-based compensation of $309 for general and administrative. In 2025 the general and administrative stock-based compensation is included in discontinued operations. For both years the other stock-based compensation is all included in discontinued operations.

Stock-based compensation in Cost of Revenues relates to employees who focus on supply chain management.

Stock Options

Stock option activity for the six months ended June 30, 2026, is set forth in the table below (price per share is in dollars):

	Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value*
Outstanding at January 1, 2026	34,883	$110.67
Granted	—	—
Exercised	—	—
Forfeited and Expired	(32,162)	110.52
Outstanding at June 30, 2026	2,721	$112.53	7.38	$—
Vested and Expected to Vest at June 30, 2026	2,721	$112.53	7.38	$—
Exercisable at June 30, 2026	2,374	$112.79	7.32	$—

*	The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the balance sheet date.

As of June 30, 2026, there was approximately $25 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.77 years.

Restricted Stock Units

Restricted Stock Unit (“RSU”) activity for the six months ended June 30, 2026, is set forth in the table below:

RSUs
Outstanding at January 1, 2026	—
Granted	85,000
Released	—
Forfeited	—
Outstanding at June 30, 2026	85,000

Warrants activity, as adjusted for the Reverse Stock Split, for the three months ended June 30, 2026, is as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding at January 1, 2026	62,979	$13.75
Granted	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2026	62,979	$13.75
Exercisable at June 30, 2026	62,979	$13.75

NOTE 9 — Income Taxes

The Company recognized income tax expense/(benefit) of $(243) and $2,295 for the three and six months ended June 30, 2026, which includes $(263) and 2,236 of discrete tax expense related to the sale of the Company’s legacy business assets. The Company recognized income tax expense of $138 and $271 for the three and six months ended June 30, 2025.

The Company’s tax expense for the six months ended June 30, 2026 is higher than our tax expense for the same period last year due to the sale of the Company’s legacy business assets.

The Company’s tax expense for discontinued operations for the six months ended June 30, 2026 is higher than its tax expense for the same period last year due to the sale of the Company’s phone and hotspot assets on January 23, 2026. Tax expense through January 23, 2026 is included in discontinued operations because they primarily relate to the sale of the assets and the gain on the sale of the assets is included in discontinued operations. After January 23, 2026, tax expense is included in continuing operations in 2026. For 2025, tax expense is included in discontinued operations.

The Company’s effective tax rate is -3.99% for the six months ended June 30, 2026, compared to 0.00% in the same period last year. This effective tax rate is calculated by dividing total tax expense for the Company by the loss from continuing operations. The Company’s effective rate is higher than the U.S federal statutory tax rate primarily due to the Company not matching the taxes on the asset sale with the income from the asset sale in the calculation.

The Company’s material income tax jurisdictions are the United States (federal and California), China and India. As a result of net operating loss and credit carryforwards, the Company is subject to audit for tax years 2023 and forward for federal and California purposes. The China and India tax years are open under the statute of limitations from 2013 and forward.

It is projected that the Company will utilize $3,477 of U.S. federal net operating loss carryovers in 2026 to partially offset the projected 2026 U.S. federal taxable income resulting from the Company’s 2026 asset sale. It is projected that the Company will have $9,615 of U.S. federal net operating loss carryovers at the end of 2026. As of June 30, 2026, the Company has a full valuation allowance on all of its U.S. federal and state deferred tax assets.

The Company is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of June 30, 2026, the gross amount of unrecognized tax benefits was approximately zero. If the Company’s estimates of income tax liabilities prove to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

NOTE 10 — Commitments and Contingencies

Purchase Commitments

There are no noncancelable purchase orders as of June 30, 2026 or December 31, 2025 for continuing operations. The company stopped issuing purchase commitments in 2025 in anticipation of the closing of the asset sale.

Royalty payments

For its discontinued operations, the Company is required to pay per unit royalties to wireless essential patent holders.

General litigation

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these other matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Indemnification

Under the terms of the asset purchase agreement, the Company has indemnification obligations for representations and warranties made by the Company. The $1,500 receivable for cash held back on the balance sheet can be used to cover indemnification obligations. There is no maximum indemnification exposure. The Company has reduced the carrying value of the receivable to $1,248 because $252 of the balance was used to cover severance liabilities that were paid by the buyer subsequent to the closing date. At the end of each period, we will adjust the carrying value of the receivable to reflect our estimate of the value of indemnity claims made by the buyer.

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

NOTE 11 — Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share. Share amounts for the periods ended June 30, 2025, have been adjusted retrospectively for the Reverse Stock Split (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Loss from continuing operations	$(1,238)	(1,860)	(5,166)	(2,821)
Income/(loss) from discontinued operation	(9)	(5,615)	10,259	(4,196)
Net income/(loss)	$(1,247)	$(7,475)	$5,093	$(7,017)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	1,350,914	528,367	1,308,227	426,962
Earnings (loss) per share – basic and diluted
Continuing operations	(0.91)	(3.52)	(3.95)	(6.61)
Discontinued operations	(0.01)	(10.63)	7.84	(9.82)
Net income (loss) per share, basic and diluted	$(0.92)	$(14.15)	$3.89	$(16.43)

Because the Company had a net loss from continuing operations, it did not disclose diluted earnings per share amounts for discontinued operations or for overall net income.

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows. Share amounts for the periods ended June 30, 2025, have been adjusted retroactively for the Reverse Stock Split.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Shares subject to options to purchase common stock	2,721	37,543	2,721	37,543

Unvested restricted stock units	85,000	—	85,000	—
Shares subject to warrants to purchase common stock	62,979	50,000	62,979	50,000
	150,700	87,543	150,700	87,543

NOTE 12 — Entity Level Information

Segment Information—The Company operates in one reporting segment, cryptocurrency trading, for continuing operations in 2026.

The Company’s Chief Executive Officer is the Company’s chief operating decision maker (“CODM”). The Company’s CODM primarily uses consolidated net loss to allocate resources and assess Company performance, primarily through periodic budgeting and Company performance reviews. The CODM utilizes discrete financial information at the consolidated level, including cash spending and cash forecasts.

There was no significant revenue in 2026 for continuing operations. The CODM managed spending on enhancements to the DNA X trading platform by reviewing payments made to consultants and financial forecasts.

Other than intangible software assets and intangible trademark assets, the Company has no significant long-lived assets. There are no significant customers at June 30, 2026.

NOTE 13 — Subsequent Events

Securities Purchase Agreement

On June 29, 2026, the Company entered into the Securities Purchase Agreement with DNA Holdings pursuant to which the Company agreed to issue and sell, in private placement, 1,346,531 shares on non-voting Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a purchase price of $6.00 per share, for an aggregate offering price of $8.1 million consisting of $5.0 million in cash and the cancellation of $3.1 million of the outstanding balance under a convertible promissory note issued to DNA Holdings in May 2026. Each share of Series B Preferred Stock will be automatically converted into one share of the Company’s common stock on the first trading day following the approval by the Company’s stockholders of the issuance of the common stock issuable upon such conversion.

On July 8, 2026, the Company completed the sale of 929,864 shares of Series B Preferred Stock in exchange for $2.5 million in cash proceeds and the cancellation of $3.1 million of the outstanding balance under the convertible promissory note.

On August 7, 2026, the Company completed the sale of the remaining 416,667 shares of Series B Preferred Stock purchasable under the Securities Purchase Agreement in exchange for cash proceeds of $2.5 million. The Company expects to enter into an advisory and promote agreement (the “Consulting Agreement”) with DNA Holdings, Scott Walker and Brock Pierce (the “Consultants”) pursuant to which, among other things, the Consultants will provide services related to the promotion and development of the Company’s DNA X platform and agree not to engage in certain prohibited activities competitive with the Company during the term of the Consulting Agreement and for a period of one year thereafter in exchanged for consideration consisting of an aggregate of 2,494,000 shares of Common Stock, to be issued to the Consultants following the obtainment of the approval to such issuances by the Company’s stockholders.

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

Company Overview

We are a provider of cryptocurrency trading services to the public. Our services are available over the internet at https://dnax.us. We serve individual cryptocurrency traders. Our products allow users to efficiently buy and sell cryptocurrencies with cash or cash equivalents, or to exchange one cryptocurrency for another cryptocurrency. Our platform allows users to execute strategies between pairs of cryptocurrencies that allow them to swap between the currencies as the prices diverge or converge. This allows users to automate strategies without the need to continuously monitor the market. We are developing products that facilitate the buying and selling of AI compute time from providers to users of AI compute time. The Company is currently operating the platform on a limited basis to monitor and address any bugs or performance issues. We plan to add additional features and products to the platform through the end of 2026 as we execute our growth strategy.

Prior to December 2025, when we acquired our platform, we operated under the name Sonim Technologies, Inc. and were primarily focused on designing and manufacturing cell phones and mobile hotspots. We also developed the software that ran on our products. We completed the disposition of substantially all assets of our phone and hotspot business on January 23, 2026.

Our Products

Trading and Swapping Cryptocurrencies

The Company’s https://dnax.us website allows users to trade or swap certain cryptocurrencies for other cryptocurrencies or for cash equivalent currencies. New customers can set up an account on our website that will allow them to trade cryptocurrencies. The customer owns the assets before and after the trade and commissions are automatically deducted from the trade. We do not take custody of any of our customers’ crypto assets. We employ various security measures in an effort to protect our customers and ourselves from cyber threats. The trades on our platform are generally completed immediately and there is no delay in settling the transactions.

Our platform allows anyone to set up an automated trading strategy and to buy one currency when the price ratio with another currency is reached in one direction, and to sell the currency when the ratio is reached in the other direction. This allows users to automatically trade and capture profits as cryptocurrencies trade within certain ranges. These strategies can be viewed by all users and can be duplicated. Our platform maintains histories of the strategies that can be analyzed to develop new strategies. We generate commission revenue from our users trading activity on our platform.

We are developing new enhancements to our trading platform that when implemented, are expected to increase trading volume.

Recent Developments

Completion of the Asset Purchase Agreement with Pace Car Acquisition LLC. On January 23, 2026, we completed the sale of substantially all assets and most liabilities related to our legacy phone and mobile hotspot business for a purchase price of $15,000 in cash, less working capital adjustments, indebtedness and transaction expense adjustments for a net sales price of $13,500.

Acquisition of assets of DNA X LLC.  On May 26, 2026, the Put Option referred to in our consolidated condensed financial statements, which allowed DNA Holdings to reacquire DNA X LLC, was terminated. This gave the Company full control over DNA X LLC and requires the Company to consolidate DNA X LLC with the Company’s financial statements commencing on May 26, 2026. We expect to continue to execute our strategy of adding enhancements to DNA X and re-launching DNA X in the fourth quarter of 2026.

Results of Operations

The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the operating results to be expected for the full year or in any future period. On January 23, 2026, we completed the sale of our phone and hotspots assets, and many of our employees transferred to the buyer. The accompanying consolidated financial statements and certain tables below present operations from this legacy business as discontinued operations for all periods presented, and the assets and liabilities of this legacy business are presented as assets and liabilities held for sale for the period ended December 31, 2025.

Since the closing of the asset sale, we have focused on growing and developing our cryptocurrency trading platform, We closed the DNA X cryptocurrency trading platform to the public in March 2026 to allow us to develop and test enhancements. We have used third-party consultants for the software development and have licensed additional software to add additional services. In January 2026 and February 2026 the DNA X platform averaged $47 per month in commission revenue. Cost of revenue is primarily licensing fees on the software and is currently fixed at 50% of commission revenue. Once we re-launch the platform, we expect commissions to return to levels achieved in early 2026.

On May 26, 2026, we issued a convertible note to DNA Holdings and received cash proceeds of $1,800. On July 8, 2026 we sold convertible preferred stock in the Company to DNA Holdings for $2,500 in cash proceeds and the cancellation of the entire balance of $3,053 due under the convertible note. On August 7, 2026 we sold convertible preferred stock in the Company to DNA Holdings for $2,500 in cash proceeds. See Note 13 to our consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report. The cash proceeds from the two transactions will be used for general corporate purposes, to continue to enhance the DNA X platform, and to promote the platform once it is relaunched.

The following tables present key components of our results of operations for continuing operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Increase (Decrease)%		2026	2025	Increase (Decrease)%
Net revenues	$—	$—	$—	%	$—	$—	$—	%
Cost of revenues	—	—	—	%	—	—	—	%
Gross profit	—	—	—	%	—	—	—	%
Operating expenses
General and administrative	1,278	1,471	(193)	-13%	4,896	2,341	2,555	109%
Interest expense, net	(140)	(389)	249	(64)%	(271)	(480)	209	44%
Gain (Loss) on remeasurement of derivative liability	(11)	—	(11)	-100%	(238)	—	(238)	-100%
Gain on extinguishment of debt	191	—	191	100%	191	—	191	100%
Equity income from DNA X LLC	—	—	—		48	—	48	100%
Net loss from continuing operations before income taxes	(1,238)	(1,860)	622	33%	(5,166)	(2,821)	(2,345)	-83%
Income tax expense	—	—	—	%	—	—	—	%
Net loss from continuing operations	(1,238)	(1,860)	622	33%	(5,166)	(2,821)	(2,345)	-83%
Income (loss) from discontinued operations	(9)	(5,615)	5,606	99%	10,259	(4,196)	14,455	344%
Net income (loss)	$(1,247)	$(7,475)	$6,228	83%	$5,093	$(7,017)	$12,353	27%

Total Net Revenues

There was no revenue from continuing operations during the three and six months ended June 30, 2025 and 2026 because we acquired DNA X LLC in the fourth quarter of 2025 and because revenue from the DNA X platform was not consolidated into the Company prior to the Company gaining accounting control of DNA X LLC on May 26, 2026. Revenue from DNA X LLC from December 15, 2025, when we acquired the business, until May 26, 2026, when the Company gained control of the business, was $120. Net income of $48 from DNA X LLC for the six months ending June 30, 2026 was recorded by the Company as income from investment in DNA X LLC. After May 26, 2026 we began consolidating the financials from DNA X LLC into the Company. There was no revenue from DNA X LLC from May 26, 2026 through June 30, 2026. We will consolidate future activity from DNA X LLC into the Company’s financial statements.

Cost of Revenues

Cost of revenues was $0 during the three and six months ended June 30, 2025 and 2026 because we acquired DNA X LLC in the fourth quarter of 2025 and because revenue from the DNA X platform was not consolidated prior to the Company gaining accounting control of DNA X LLC on May 26, 2026. Cost of revenues for the DNA X trading platform was approximately 50% of the revenue for the period that the DNA X website was operating before it was taken offline in March 2026. We expect the cost of revenues as a percentage of revenue to decrease as revenue increases in the future.

Research and Development

There were no R&D expenses for the DNA X business during the three and six months ended June 30, 2026 because software development costs were capitalized as intangible software assets From May 26, 2026 to June 30, 2026, $94 of software development costs were capitalized. These costs were primarily for direct labor by contractors to produce enhancements to the DNA X trading platform. Once the DNA X platform is relaunched, we will amortize the intangible software assets costs over the estimated useful life of the software.

General and Administrative

General and administrative expenses for the three months ended June 30, 2026, decreased by $0.2 million compared to 2025 primarily because of lower legal expense in 2026.

General and administrative expenses for the six months ended June 30, 2026, increased by $2.6 million, or 174%, as compared to 2025, primarily due to $1.9 million in severance that was paid to employees that were terminated as a result of the completion of the asset sale, and $0.8 million in executive compensation that was included in continuing operations in 2026, but similar compensation was included in discontinued operations in 2025.

Interest expense

Interest expense decreased by $0.2 million for both the three months and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 because the outstanding balance of the Streerterville note in 2025 was $3.3 million and the outstanding balance of the DNA Holding note in 2026 was $1.2 million until May 26, 2026. The Streeterville note was repaid in full on January 23, 2026 and the larger $3.1 million note with DNA Holdings was only active from May 26, 2026 through June 30, 2026.

Gain (Loss) on remeasurement of derivative liability

A derivative liability was recorded with the issuance of the note to DNA Holdings on December 15, 2025. The derivative liability represents the value of the conversion feature of the note. This derivative liability was remeasured at March 31, 2026, and at May 26, 2026 which was when the note was cancelled. A new derivative liability was recorded with the issuance of a new DNA Holdings Note on May 26, 2026, and was remeasured on June 30, 2026. Upon remeasurement, the derivative liability was adjusted to fair value, and the offset was recorded as a gain or loss on remeasurement. On May 26, 2026, the derivative liability from the December 15, 2025 DNA Holdings Note was derecognized when the note was cancelled. The derivative liability from the May 26, 2026 DNA Holdings Note was derecognized on July 8, 2026 when the note was cancelled and exchanged for shares of preferred stock. See Note 13 to our consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report.

Gain on extinguishment of debt

On May 26, 2026, the note dated December 15, 2025 that was held by DNA Holdings was cancelled in connection with DNA Holdings’ purchase of a new note with a principal amount of $3,053. The outstanding balances for the cancelled note for principal, loan discount, accrued interest, and derivative liability for the conversion feature were all derecognized and the resulting gain of $191 was recorded as a gain on extinguishment of debt.

Liquidity and Capital Resources

During the six months ended June 30, 2026, the Company received $3.4 million in net cash from the sale of our legacy assets, and we received $1.8 million in proceeds from a new note that we issued to DNA Holdings on May 26, 2026. On July 8, 2026, we received $2.5 million in cash from the issuance of preferred stock to DNA Holdings. On August 7, 2026 we received an additional $2.5 million in cash from the issuance of preferred stock to DNA Holdings. See Note 13 to our consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report. The May 2026 convertible note that we issued to DNA Holdings was cancelled and exchanged for shares of preferred stock on July 8, 2026, leaving the Company with no indebtedness for borrowed money. Management believes that the $5 million received will be sufficient to pay our existing obligations for at least twelve months following the filing date of this Quarterly Report.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(5,467)	$(14,488)
Net cash provided by investing activities	3,264	—
Net cash provided by financing activities	1,800	11,151
Net decrease in cash and cash equivalents	$(403)	$(3,337)

Cash flows from operating activities

For the six months ended June 30, 2026, cash used in operating activities was $5.5 million, primarily attributable to the non-cash portion of the gain on the sale of the assets of $15.3 million, partially offset by $5.1 million in net income and by cash used from a change in net operating assets and liabilities of $4.8 million, that includes a decrease in inventory of $5.5 million.

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

Cash flows from investing activities

For the six months ended June 30, 2026, the Company received $3.3 million in cash from the sale of assets.

For the six months ended June 30, 2025, there were no investing activities.

Cash flows from financing activities

For the six months ended June 30, 2026, the Company received $1.8 million in cash from issuing a new convertible note to DNA Holdings.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our consolidated financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2025, that have had a material impact on our condensed consolidated financial statements and related notes.

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

The Company has not resolved this material weakness as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 10 — Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38907	3.1	May 17, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective September 15, 2021.	8-K	001-38907	3.1	September 15, 2021

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective July 17, 2024	8-K	001-38907	3.1	July 18, 2024

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 21, 2025	8-K	001-38907	3.1	April 21, 2025

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective October 16, 2025 (increase in authorized shares from 100,000,000 to 1,000,000,000)	8-K	001-38907	3.1	October 20, 2025

	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective October 27, 2025 (Reverse Stock Split)	8-K	001-38907	3.1	October 24, 2025

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective January 23, 2026	8-K	001-38907	3.1	January 27, 2026

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on July 6, 2026	8-K	001-38907	3.1	July 2, 2026

3.8	Amended and Restated Bylaws of the Registrant, as amended and restated as of June 14, 2024	8-K	001-38907	3.1	June 14, 2024

4.1	Promissory note dated as of February 21, 2025	8-K	001-38907	4.1	February 21, 2025

4.2	Rights Agreement, dated as of April 21, 2025, by and between the Registrant and Equiniti Trust Company, LLC, which includes the form Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C	8-K	001-38907	4.1	April 21, 2025

4.3	Form of Common Stock Purchase Warrant, dated as of May 12, 2025, issued by the Registrant to the purchasers named therein	8-K	001-38907	4.1	May 16, 2025

10.1	Securities Purchase Agreement, dated May 20, 2026, by and between DNA X, Inc. and DNA Holdings Venture, Inc.	8-K	001-38907	10.1	May 27, 2026

10.2	Convertible Promissory Note dated May 26, 2026 issued by DNA X, Inc. to DNA Holdings Venture, Inc.	8-K	001-38907	10.2	May 27, 2026

10.3	Amendment No. 1 to Membership Interest Purchase Agreement, dated May 26, 2026, by and between DNA X, Inc. and DNA Holdings Venture, Inc.	8-K	001-38907	10.3	May 27, 2026

10.4#	Securities Purchase Agreement, dated June 29, 2026, by and between DNA X, Inc. and DNA Holdings Venture, Inc.	8-K	001-38907	10.1	July 2, 2026

10.5#	Form of Registration Rights Agreement by and between DNA X, Inc. and DNA Holdings Venture, Inc.	8-K	001-38907	10.2	July 2, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Indicates a management contract or compensatory plan or arrangement

#	Schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of all omitted schedules to the SEC upon its request.

+	Certain portions of this exhibit (indicated by [***]) have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant has determined that such redacted information is not material and is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DNA X, INC.

Date: August 19, 2026	By:	/s/ Michael Mulica
Michael Mulica
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2026	By:	/s/ Clay Crolius
Clay Crolius
Chief Financial Officer
(Principal Financial and Accounting Officer)

